Form 10QSB
period 1999-07-31
ANTS SOFTWARE COM INC
filed 1999-09-17
CIK 796655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended:                      July 31, 1999
----------------------------------------------------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

[ ] For the transition period from                              to
===========================================================================

Commission file number:    0000796655
----------------------------------------------------------------------------

                              ANTS SOFTWARE.COM
----------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

         Nevada                                         13-3054685
----------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
 Incorporation or Organization)

37 Santa Teresita Way, Santa Barbara, CA                            93105
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (805) 687-4731
----------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

----------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X       No
                           -------       -------



Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date:

10,767,165 shares of common stock as of 7/31/99

                                 ANTS SOFTWARE.COM
                             (A NEVADA CORPORATION)

Part I  -  Financial Information

The condensed financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. However, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's initial Form 10-SB.

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Registrant for the three month period ended July 31, 1999 and the year ended April 30, 1999 have been made.
 The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------

September 15, 1999

                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                                  BALANCE SHEET
                                  JULY 31, 1999


                                     ASSETS

Current Assets
 Cash                                                 $    258,569
                                                      -------------

Total current assets                                       258,569

Property and Equipment
 Office furniture and fixtures                               2,711
 Less accumulated depreciation                              (2,711)
                                                      -------------
Total property and equipment                                     -

Other Assets
 Patents                                                    52,553
 Less valuation allowance                                  (52,553)
                                                      -------------
Total other assets                                               -
                                                      -------------
                                                      $    258,569
                                                      -------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
 Accounts Payable                                     $    372,378
 Accounts Payable to Officers,
  Directors and Stockholders                               205,332
 Accrued Expenses                                                -
Total current liabilities                                  577,710
                                                      -------------

Stockholders' equity (deficit)
 Common stock, $.001 par
 value; 20,000,000 shares
 authorized; 10,767,165 shares
 issued and outstanding                                     10,768
 Additional paid-in capital                              7,173,107
 Retained earnings (deficit)                            (7,503,016)
                                                      -------------
Total stockholders' equity (deficit)
                                                          (319,141)
                                                      -------------
                                                      $    258,569
                                                      -------------

See accompanying notes to financial statements.

                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                            STATEMENTS OF OPERATIONS



                                         Year Ended     Three month
                                        -------------  -------------
                                          April 30,      July 31,
                                        -------------  -------------
                                            1999           1999
                                        -------------  -------------


Revenues                                $          -   $          -

Expenses:

General and Administrative                   610,691        109,881

Valuation Allowance                                -              -
                                        -------------  -------------

(Loss) before income taxes                  (610,691)      (109,881)

Income Taxes                                       -              -
                                        -------------  -------------

NET (LOSS)                              $   (610,691)  $   (109,881)
                                        -------------  -------------
(Loss) per common share                 $       (.06)  $       (.01)
                                        -------------  -------------
Weighted average common shares
 outstanding                               9,985,451     10,767,165
                                        -------------  -------------



See accompanying notes to financial statements.

                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                     STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         EQUITY (DEFICIT) FOR THE YEAR &
                           QUARTER ENDED JULY 31, 1999


                                                                       Additional      Retained
                                                                      -------------  -------------
                                           Common          Stock         Paid-In       Earnings
                                        -------------  -------------  -------------  -------------
                                            Shares         Amount        Capital       (Deficit)        Total
                                        -------------  -------------  -------------  -------------  -------------

Balance, April 30, 1997                    6,717,843   $      6,718   $  5,877,257   $ (7,070,199)  $ (1,186,224)

Shares issued for cash in
private placements during year
ended April 30, 1998                       2,079,097          2,079        206,671              -        208,750

Shares issued for debt
cancellation during the year
ended April 30, 1998                       1,000,000          1,000        499,000              -        500,000

Net (loss) for year ended
April 30, 1998                                     -              -              -       (392,260)      (392,260)
                                        -------------  -------------  -------------  -------------  -------------

Balance, April 30, 1998                    9,796,940          9,797      6,582,928     (7,462,459)      (869,734)

Shares issued for cash in
private placements during year
ended April 30, 1999                         324,667            325        193,675              -        194,000

Shares issued for debt
cancellation during the year
ended April 30, 1999                          58,058             58         34,692              -         34,750

Transfer of contingent payable/
asset in 1999                                      -              -              -        680,015        680,015

Net (loss) for year ended
April 30, 1999                                     -              -              -       (610,691)      (610,691)
                                        -------------  -------------  -------------  -------------  -------------

Balance, April 30, 1999                   10,179,665   $     10,180   $  6,811,295   $ (7,393,135)  $   (571,660)
                                        -------------  -------------  -------------  -------------  -------------
Shares issued for cash in
Private Placements during
Quarter ended July 31,1999.                  587,500            588        361,812                       362,400

Net (loss) for quarter
Ended July, 31 1999                                                                      (109,881)      (109,881)

Balance July 31, 1999                     10,767,165   $     10,768   $  7,173,107   $ (7,503,016)      (319,141)


See accompanying notes to financial statements.

                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                            STATEMENTS OF CASH FLOWS

                                          Year Ended   Three months
                                        -------------  -------------
                                          April 30,       July 31,
                                        -------------  -------------
                                             1999           1999
                                        -------------  -------------

         Operating activities:
           Continuing operations
            (loss) from operations      $   (610,691)  $   (109,881)
         Adjustments to
            reconcile net
            (loss) to net cash
            provided by operating
              activities:
         Depreciation                              -
         Valuation allowance-

         Patents                                   -
         Changes in assets
           and liabilities:
         Accounts Payable                    367,141
         Accrued Expenses                      5,000        (10,000)
         Subscriptions Receivable
           and other                          45,483
                                        -------------  -------------
         Net Cash provided by
           operating activities:            (193,067)      (119,881)
         Investing activities:                     -              -
         Financing activities:
         Issuance of shares                  194,000        362,400
                                        -------------  -------------
         Net cash provided by
           financing activities:             194,000        362,400
         Net increase in cash                    933        242,519
         Cash at beginning of period          15,117         16.050
                                        -------------  -------------
         Cash at end of period          $     16,050   $    258,569
                                        -------------  -------------
         Supplemental disclosures:
         Cash paid during the period for:

         Interest                       $          -   $          -
                                        -------------  -------------
         Income taxes                   $          -   $          -
                                        -------------  -------------
         Noncash financing transactions:

         Common stock for debt          $     34,750   $        nil
                                        -------------  -------------



See accompanying notes to financial statements.

                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999


         NOTE 1 - Significant Accounting Policies

         NATURE OF OPERATIONS
                  AntsSoftware.Com (fka Chopp Computer Corporation), (the "Company"), a Nevada corporation, was incorporated on September 24, 1996. (The Company is a successor to another company as the Company merged with a predecessor entity, a Delaware corporation, in June,
         1996). In February, 1999 the Company changed its name from Chopp Computer Corporation to AntsSoftware.Com. The planned operations of the Company is in the computer field. From inception (September 24, 1996) to date (September 10, 1999) the Company has had no revenues.

         PROPERTY AND EQUIPMENT AND DEPRECIATION
                  Property and equipment is recorded at cost and is depreciated over the estimated lives of approximately two to three years using the straight-line method.

         PATENTS AND VALUATION ALLOWANCE
                  Patents are recorded at cost. Due to uncertainty as to recovery, a valuation allowance for the full carrying amount of the patents is recorded.

         CASH AND CASH EQUIVALENTS
                  The Company does not have a policy for cash equivalents at this time.

         LOSS PER SHARE
                  The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period presented.

         USE OF ESTIMATES
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         INCOME TAXES
                  The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". (See Note 3).

                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 1999

         FAIR VALUE OF FINANCIAL INSTRUMENTS
                  Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at April 30, 1999. The Company considers the carrying value of such amounts in the financial statements to approximate their expected realization and interest rates, which approximate current market rates.

         COMPREHENSIVE INCOME (LOSS)
                  In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 required no additional disclosure for the Company and did not have any effect on the Company's financial position, as there was no difference between comprehensive loss and the net loss as reported.

         SEGMENT DISCLOSURES
                  In fiscal 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for the way companies report information regarding operating segments in annual financial statements. The adoption of SFAS No. 131 required no additional disclosure for the Company as the Company operated in one principal business segment.

         RECLASSIFICATIONS
                  Certain items in prior year financial statements have been reclassified to conform to the current year's presentation.

         NOTE 2 - Basis of presentation and considerations related to continued existence (going concern)

              The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses for the years ended April 30, 1999 and Quarter ended July 31, 1999 of $610,691 and $109,881, respectively. Additionally, the Company's current liabilities significantly exceed its current assets. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

                  The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 1999

         NOTE 3 - Income taxes

                  The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

                  Since the Company has not generated taxable income since inception, no provision for income taxes has been provided. At April 30, 1999, the Company did not have any significant tax net operating loss carryforwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At July 31, 1999, the Company did not have any significant deferred tax liabilities or deferred tax assets.

                  The Company is delinquent in its income tax return filings.

         NOTE 4 - Warrants

                  As July 31, 1999, the Company had 1,800,000 warrants outstanding. These securities give the holder the right to purchase shares of the Company's restricted common stock in accordance with the terms of the instrument. 1,300,000 warrants are exercisable at 25 through March 1, 2002. 100,000 warrants are exercisable at 50 through October 29, 1999. 100,000 warrants are exercisable at 50 through March 7, 2000. 300,000 warrants exercisable at 75 through July 1, 2004.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        The Company's immediate plans call for the completion of a Beta test That will run ANTs software on a simulated business application, using application software provided by Lawson Software. This test will be run with ANTs and without ANTs in order that the benefits of ANTs can be indepently documented. All tests completed to date have indicated that ANTS is totally scalable, i.e. the software can run on 1-64,000 processors without having to have the software re-written. The tests also verified that ANTs software is independent of any operating system and runs on all platforms, restricted only by the architecture of the multiprocessors or the computer network. This Beta test is all the Company needs to prove its technology and create the investment interest needed to adequately finance the future growth of ANTs.

        ANTs financial status has not changed in the last quarter, except for the fact that $110,000 of Company funds were expended.


RESULTS OF OPERATIONS

The company had no revenue in the quarter and does not anticipate that it will have revenues until sometime in year 2000.


CAPITAL AND LIQUIDITY RESOURCES
--------------------------------------------------------------------------------

        Historically the Company has been a start-up company that has been funded by private placements and Government Grants. Management is currently completing a business plan that it plans on using as a basis for a secondary offering for a minimum of $5,000,000.00. There is no certainty that this proposed funding will be completed and the Company, with $258,569.00 on hand as of July 31, 1999, has adequate funds to take the Company through to first quarter, 2000.

FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

        The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of other risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this quarterly Report on Form 10QSB, the inclusion of such information should not be regarded as a representation by the Company or any person that the Company's objectives or plans will be achieved.


PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

        (a) On May 28, 1999 the Company issued 10,000 shares of its Common Stock and on June 6, 1999 the Company issued 577,500 shares of its Common Stock.
        (b)  These shares were issued to eight accredited investors.
        (c) The June 6, 1999 share issuance was a private placement completed by Berry-Shino Securities, Inc on behalf of the company. The shares were not registered under the Securities Act of 1933, as amended, or under any States Securities Acts in reliance upon available exemptions from such Acts' registration requirements.
        (d) The shares sold were exempt under Section 4(2) of the Securities Act in that they were sold to eight accredited investors, each of whom represented they were purchasing for their own account for investment only and not with the view toward the resale or distribution thereof.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                       September 15, 1999

                                                 ANTS SOFTWARE.COM.

                                                 By:/S/ Donald Hutton
                                                    -------------------------
                                                    Donald Hutton
                                                    Director & Chairman of Board


                                                 By:/S/ Alison B. Hicks
                                                    -------------------------
                                                    Alison B. Hicks
                                                    Secretary-Treasurer