Form 10QSB
period 1999-10-31
ANTS SOFTWARE COM INC
filed 1999-12-13
CIK 796655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended:                      October 31, 1999
----------------------------------------------------------------------------

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

11,657,165 shares of common stock as of 10/31/99

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Registrant for the three and six month period ended October 31, 1999 and the year ended April 30, 1999 have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------

December 7, 1999

                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                                  BALANCE SHEET
                                October 31, 1999


                                     ASSETS

Current Assets
 Cash                                                 $    376,340
                                                      -------------

Total current assets                                       376,340

Loans to Key Employees- re share purchases                 337,500

Property and Equipment
 Office furniture and fixtures                               2,711
 Less accumulated depreciation                              (2,711)
                                                      -------------
Total property and equipment                                     -

Other Assets
 Patents                                                    52,553
 Less valuation allowance                                  (52,553)
                                                      -------------
Total other assets                                               -
                                                      -------------
                                                      $    713,840
                                                      -------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
 Accounts Payable                                     $    372,378
 Accounts Payable to Officers,
  Directors and Stockholders                               205,332
 Accrued Expenses                                                -
                                                      -------------
Total current liabilities                                  577,710
                                                      -------------

Stockholders' equity (deficit)
 Common stock, $.001 par
 value; 20,000,000 shares
 authorized; 11,657,165 shares
 issued and outstanding                                     11,658
 Additional paid-in capital                              7,759,717
 Retained earnings (deficit)                            (7,635,245)
                                                      -------------
Total stockholders' equity (deficit)                       136,130

                                                      -------------
                                                      $    713,840
                                                      -------------

See accompanying notes to financial statements.



                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                            STATEMENTS OF OPERATIONS


                                         Year Ended     Three month      Six month
                                        -------------  -------------   -------------
                                          April 30,     October 31,     October 31,
                                        -------------  -------------   -------------
                                            1999           1999            1999
                                        -------------  -------------   -------------

Revenues                                $          -   $          -    $          -

Expenses:

General and Administrative                   610,691        132,229         242,110

Valuation Allowance                                -              -               -
                                        -------------  -------------   -------------

(Loss) before income taxes                  (610,691)      (132,229)       (242,110)

Income Taxes                                       -              -               -
                                        -------------  -------------   -------------

NET (LOSS)                              $   (610,691)  $   (132,229)   $   (242,110)
                                        -------------  -------------   -------------
(Loss) per common share                 $       (.06)  $       (.01)   $       (.02)
                                        -------------  -------------   -------------
Weighted average common shares
 outstanding                               9,985,451     11,657,165      11,657,165
                                        -------------  -------------   -------------



See accompanying notes to financial statements.

                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                     STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         EQUITY (DEFICIT) FOR THE YEAR &
                           QUARTER ENDED October 31, 1999


                                                                       Additional      Retained
                                                                      -------------  -------------
                                           Common          Stock         Paid-In       Earnings
                                        -------------  -------------  -------------  -------------
                                            Shares         Amount        Capital       (Deficit)        Total
                                        -------------  -------------  -------------  -------------  -------------

Balance, April 30, 1997                    6,717,843   $      6,718   $  5,877,257   $ (7,070,199)  $ (1,186,224)

Shares issued for cash in
private placements during year
ended April 30, 1998                       2,079,097          2,079        206,671              -        208,750

Shares issued for debt
cancellation during the year
ended April 30, 1998                       1,000,000          1,000        499,000              -        500,000

Net (loss) for year ended
April 30, 1998                                     -              -              -       (392,260)      (392,260)
                                        -------------  -------------  -------------  -------------  -------------

Balance, April 30, 1998                    9,796,940          9,797      6,582,928     (7,462,459)      (869,734)

Shares issued for cash in
private placements during year
ended April 30, 1999                         324,667            325        193,675              -        194,000

Shares issued for debt
cancellation during the year
ended April 30, 1999                          58,058             58         34,692              -         34,750

Transfer of contingent payable/
asset in 1999                                      -              -              -        680,015        680,015

Net (loss) for year ended
April 30, 1999                                     -              -              -       (610,691)      (610,691)
                                        -------------  -------------  -------------  -------------  -------------

Balance, April 30, 1999                   10,179,665   $     10,180   $  6,811,295   $ (7,393,135)  $   (571,660)
                                        -------------  -------------  -------------  -------------  -------------
Shares issued for cash in
Private Placements during
Quarter ended July 31,1999.                  587,500            588        361,812                       362,400

Net (loss) for quarter
Ended July, 31 1999                                                                      (109,881)      (109,881)

Balance July 31, 1999                     10,767,165   $     10,768   $  7,173,107   $ (7,503,016)      (319,141)

Shares issued for cash in
Private placements during
Quarter ended October 31, 1999               440,000            440        249,560                       250,000

Shares issued to key employees
Quarter ended October 31, 1999               450,000            450        337,050                       337,500

Net (loss) for quarter
Ended October 31, 1999                                                                  (132,229)       (132,229)

Balance October 31,1999                   11.657,165         11,658      7,759,717    (7,635,245)        136,130

See accompanying notes to financial statements.


                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                            STATEMENTS OF CASH FLOWS

                                          Year Ended   Three months      Six months
                                        -------------  -------------   -------------
                                          April 30,     October 31,     October 31,
                                        -------------  -------------   -------------
                                             1999           1999            1999
                                        -------------  -------------   -------------
         Operating activities:
           Continuing operations
            (loss) from operations      $   (610,691)  $   (132,229)   $   (242,110)
         Adjustments to
            reconcile net
            (loss) to net cash
            provided by operating
            activities:
         Depreciation                              -
         Valuation allowance-

         Patents                                   -
         Changes in assets
           and liabilities:
         Loans-key employees                               (337,500)       (337,500)
         Accounts Payable                    367,141
         Accrued Expenses                      5,000                        (10,000)
         Subscriptions Receivable
           and other                          45,483
                                        -------------  -------------   -------------
         Net Cash provided by
           operating activities:            (193,067)      (469,729)       (589,610)
         Investing activities:                     -              -
         Financing activities:
         Issuance of shares                  194,000        587,500         949,900
                                        -------------  -------------   -------------
         Net cash provided by
           financing activities:             194,000        250,000         612,400
         Net increase in cash                    933        118,871         360,290
         Cash at beginning of period          15,117        258,569          16,050
                                        -------------  -------------   -------------
         Cash at end of period          $     16,050   $    376,340    $    376,340
                                        -------------  -------------   -------------
         Supplemental disclosures:
         Cash paid during the period for:

         Interest                       $          -   $          -    $          -
                                        -------------  -------------   -------------
         Income taxes                   $          -   $          -    $          -
                                        -------------  -------------   -------------
         Noncash financing transactions:

         Common stock for debt          $     34,750   $        nil    $        nil
                                        -------------  -------------   -------------

         Note: Comparative figures not available for previous year.


See accompanying notes to financial statements.

                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1999


         NOTE 1 - Significant Accounting Policies

         NATURE OF OPERATIONS
                  AntsSoftware.Com (fka Chopp Computer Corporation), (the "Company"), a Nevada corporation, was incorporated on September 24, 1996. (The Company is a successor to another company as the Company merged with a predecessor entity, a Delaware corporation, in June,
         1996). In February, 1999 the Company changed its name from Chopp Computer Corporation to AntsSoftware.Com. The planned operations of the Company is in the computer field. From inception (September 24, 1996) to date (December 7, 1999) the Company has had no revenues.

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

                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                October 31, 1999

         FAIR VALUE OF FINANCIAL INSTRUMENTS
                  Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at October 31, 1999. The Company considers the carrying value of such amounts in the financial statements to approximate their expected realization and interest rates, which approximate current market rates.

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

         NOTE 2 - Basis of presentation and considerations related to continued existence (going concern)

              The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses for the years ended April 30, 1999 and Six months ended October 31, 1999 of $610,691 and $242,110, respectively. Additionally, the Company's current liabilities are approximately the same as its current assets. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

                  The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

                                ANTSSOFTWARE.COM
                        (FKA CHOPP COMPUTER CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                October 31, 1999

         NOTE 3 - Income taxes

                  The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

                  Since the Company has not generated taxable income since inception, no provision for income taxes has been provided. At April 30, 1999, the Company did not have any significant tax net operating loss carryforwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At October 31, 1999, the Company did not have any significant deferred tax liabilities or deferred tax assets.

                  The Company is delinquent in its income tax return filings.

         NOTE 4 - Warrants

                  As October 31, 1999, the Company had 2.050,000 warrants outstanding. These securities give the holder the right to purchase shares of the Company's restricted common stock in accordance with the terms of the instrument. 1,300,000 warrants are exercisable at 25 through March 1, 2002. 100,000 warrants are exercisable at 50 through March 7, 2000. 300,000 warrants exercisable at 75 through July 1, 2004. 350,000 warrants exercisable through August 2, 2004.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        The Company's immediate plans call for the completion of a Beta test That will run ANTs software on a simulated business application, using application software provided by Lawson Software. This test will be run with ANTs and without ANTs in order that the benefits of ANTs can be independently documented. All tests completed to date have indicated that ANTS is totally scalable, i.e. the software can run on 1-64,000 processors without having to have the software re-written. The tests also verified that ANTs software is independent of any operating system and runs on all platforms, restricted only by the architecture of the multiprocessors or the computer network. This Beta test is all the Company needs to prove its technology and create the investment interest needed to adequately finance the future growth of ANTs.

        ANTs financial status has improved in the last quarter in that our cash At the end of the quarter was $376,340, and private placements completed subsequent To October 31, 1999 raised an additional $1,600,000.


RESULTS OF OPERATIONS

        The company had no revenue in the quarter and does not anticipate that it will have revenues until sometime in year 2000.


CAPITAL AND LIQUIDITY RESOURCES
--------------------------------------------------------------------------------

        Historically the Company has been a start-up company that has been funded by private placements and Government Grants. Management is currently completing a business plan that it plans on using as a basis for a secondary offering for a minimum of $5,000,000.00. There is no certainty that this proposed funding will be completed. With $376,340.00 on hand as of October
31, 1999 and the $1,600,000 raised in November, 1999, the company has adequate funds to take the Company through to first quarter, 2001.

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


PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

        (a) On August 4, 1999 the Company issued 300,000 shares of its Common Stock and on September 20, 1999 the Company issued 150,000 shares of its Common Stock to two key employees. These shares were paid for by the employees in return for Notes receivable, to be forgiven over the period of employment.
        (b) In addition the company issued the following, October 18,1999 40,000 Shares, October 25, 1999 100,000 shares, October 28, 1999
             300,000 shares.
        (c)  These shares were issued to four accredited investors.
        (d) The shares sold were exempt under Section 4(2) of the Securities Act in that they were sold to four accredited investors, each of whom represented they were purchasing for their own account for investment only and not with the view toward the resale or distribution thereof.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                       December 7, 1999

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