Form 10QSB
period 2000-01-31
ANTS SOFTWARE COM INC
filed 2000-03-15
CIK 796655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: January 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]  For the transition period from _________________ to ________________

     Commission file number:  0000796655


                                ANTS SOFTWARE.COM
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


             Nevada                                      13-3054685
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)

             500 Airport Boulevard, Suite 100, Burlingame, CA    94010
    -----------------------------------------------------------------------
              (Address of principal executive offices)         (Zip Code)

                                 (650) 579-6625
    -----------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

                 37 SANTA TERESITA WAY, SANTA BARBARA, CA 93105
    -----------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date:

12,540,678 shares of common stock as of 1/31/00

                                ANTS SOFTWARE.COM
                             (A NEVADA CORPORATION)

                              FINANCIAL INFORMATION

          The financial statements set forth herein have been prepared by ANTs software.com (the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. The Company believes that the information contained herein is accurate.

                               ANTs Software.Com
                        (FKA CHOPP COMPUTER CORPORATION)
                                  BALANCE SHEET
                                January 31, 2000



ASSETS

Current Assets
     Cash & Cash Equivalents                                       $  4,650,152
                                                                   ------------
Total current assets                                                  4,650,152

Property and Equipment
     Computers & Software                                                66,199
     Office furniture and fixtures                                        2,711
     Less accumulated depreciation                                       (3,269)
                                                                   ------------
Total property and equipment                                             65,641

Other Assets
     Security deposits                                                  206,748
     Patents                                                             52,553
     Less valuation allowance                                           (52,553)
                                                                   ------------
Total other assets                                                      206,748

Total Assets                                                       $  4,922,541
                                                                   ============

Liabilities And Stockholder's Equity

Current Liabilities
     Accounts Payable                                              $    720,031
     Accounts Payable to officers,
        Directors and stockholders                                      205,332
     Accrued Expenses                                                    78,333
                                                                   ------------
Total current liabilities                                             1,003,696

Stockholders' equity
     Common stock, $.001 par value; 20,000,000
        authorized; 12,540,678 shares issued and
        outstanding; 1,650,000 shares reserved for
        future issuance                                                  12,541
     Additional paid-in capital                                      12,813,834
     Loans to Directors & Officers                                     (337,500)
     Accumulated Deficit                                             (8,570,030)
                                                                   ------------
Total stockholders' equity (deficit)                                  3,918,845

Total Liabilities and Stockholders' Equity                         $  4,922,541
                                                                   ============


See accompanying notes to financial statements.

                               ANTs Software.Com

                        (FKA CHOPP COMPUTER CORPORATION)

                             STATEMENT OF OPERATION

                                January 31, 2000



                                         Prior Year Ending     Three months ended      Nine months ended
                                           April 30, 1999       January 31, 2000       January 31, 2000
                                         -----------------     ------------------      -----------------
Revenues                                    $         0           $          0           $          0

Expenses:

General and Administrative                      610,691                207,176                449,286
Professional services                                 0                408,398                408,398
Tax Expenses                                          0                    800                    800
Rent                                                  0                 59,591                 59,591

Depreciation Expense                                  0                    558                    558
Valuation Allowance                                   0                      0                      0

Loss from operations                           (610,691)              (676,524)              (918,634)

Interest Income                                       0                 13,189                 13,189
                                            -----------           ------------           ------------

Loss before income taxes                       (610,691)              (663,335)              (905,445)

Income taxes                                          0                      0                      0
                                            -----------           ------------           ------------

Net Loss                                       (610,691)              (663,335)              (905,445)
                                            ===========           ============           ============

Basic loss per common share                 $     (0.06)          $      (0.05)          $      (0.08)
                                            -----------           ------------           ------------

Weighted average common shares
   outstanding                                9,985,451             12,160,006             11,266,698

Dilutive loss per common share                      N/A           $      (0.05)          $      (0.07)
                                            -----------           ------------           ------------

Diluted average shares outstanding                  N/A             14,183,960             13,290,652


Note: Comparative figures not available for previous year.

See accompanying notes to financial statements.

                               ANTs Software. Com

                        (FKA CHOPP COMPUTER CORPORATION)

                             STATEMENT OF CASH FLOW

                                January 31, 2000



                                           Year Ended      Three months ended      Nine months ended
                                         April 30, 1999     January 31, 2000       January 31, 2000
                                       -----------------   ------------------      -----------------
Operating activities:
     Continuing operations
     Loss from operations                   $(610,691)          $  (663,335)          $  (905,445)
Adjustments to reconcile
     net loss to net cash
     utilized by operating
     activities:
Depreciation                                        0                   558                   558

Changes in assets and liabilities:
Security Deposits                                   0              (206,748)             (206,748)
Computers & Software                                0               (66,199)              (66,199)
Accounts Payable                              367,141                76,203                76,203
Accrued Expenses                                5,000                78,333                68,333
Subscriptions Receivable and other             45,483                     0                     0
                                            ---------           -----------           -----------
Net cash utilized by
     Operating activities:                   (193,067)             (781,188)           (1,033,298)
     Investing activities:
     Financing activities:
        Issuance of shares                    194,000             5,055,000             5,667,400
                                            ---------           -----------           -----------
Net cash provided by
     Financing activities:                    194,000             5,055,000             5,667,400
Net increase in cash                              933             4,273,812             4,634,102
Cash at beginning of period                    15,117               376,340                16,050
                                            ---------           -----------           -----------

Cash at end of period                          16,050             4,650,152             4,650,152

Supplemental disclosures:
Cash paid during the period for:
     Interest                                       0                     0                     0
     Income taxes                                   0                     0                     0

Non-cash financing transactions:
Common stock for debt                          34,750                     0                     0
                                            ---------           -----------           -----------


Note: Comparative figures not available for previous year.

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Significant Accounting Policies

NATURE OF OPERATIONS

        The Company is engaged in the development of a proprietary, patented software technology that is intended to significantly improve the speed at which computers can process commutative transactions. The Company's operations currently consist of start-up activities, including research and development of its asynchronous non-preemptive tasking software technology (the "ANTs technology"), personnel recruiting and capital raising. The Company intends to use the ANTs technology as the basis for providing outsourcing services to enhance performance of ERP and other software applications used by large enterprises and e-commerce. The Company is in the process of developing its technology as it prepares to implement its new business strategy in fiscal year 2001, and has not realized any revenues to date.

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB, Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the ANTs Software.Com (the "Company") Form 10-SB for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended January 31, 2000, are not necessarily indicative of the results that may be expected for the Fiscal year ended April 30, 2000.

COMPARATIVE NUMBERS FOR PRIOR PERIODS

        The company's new management is currently engaged in a review of its previous period financial and corporate records. The company was unable to prepare comparative financial statements for prior periods on a timely basis. The company intends to amend the financial statements set forth herein to include prior periods, as soon as practicable.

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment is recorded at cost and is depreciated over the estimated lives of approximately two to three years using the straight-line method.

PATENTS AND VALUATION ALLOWANCE

        Patents are recorded at cost. Due to uncertainty as to recovery, a valuation allowance for the full carrying amount of the patents is recorded.

CASH AND CASH EQUIVALENTS

        The Company's money market account and a short-term commercial paper are included as cash equivalents.

INCOME TAXES

        The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". (See Note 2).

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at January 31, 2000. The Company considers the carrying value of such amounts in the financial statements to approximate their expected realization and interest rates, which approximate current market rates.

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

PRIOR PERIOD ADJUSTMENTS

        Legal expenses of $271,450, related to previous periods and have not been accrued properly, were added to Accumulated Deficits.


NOTE 2 - Income taxes

        Tax provision of $800 for California minimum Franchise taxes has been provided in quarter ended January 31, 2000. At January 31, 2000, the company did not have any significant tax net operating loss carryforwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of realizing the benefits). At January 31, 2000, the company did not have any significant deferred tax liabilities or deferred tax assets.


NOTE 3 - Earnings Per Share

        On December 31, 1997, the Company adopted Financial Accounting Statement No. 128 issued by the Financial Accounting Standards Board. Under Statement 128, the Company was required to change the method previously used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options are excluded. The impact of Statement 128 on the calculation of earnings per share is as follows:


                                                      3 Months Ended         9 months Ended
                                                      January 31, 2000       January 31, 2000
                                                      ----------------       ----------------
          Average Shares Outstanding                      12,160,006             11,266,698

          Net Loss                                      $   (663,335)          $   (905,445)

          Basic Loss Per Share                          $      (0.05)          $      (0.08)

                                                      3 Months Ended         9 months Ended
                                                      January 31, 2000       January 31, 2000
                                                      ----------------       ----------------
        DILUTED:

          Average Shares Outstanding                      12,160,006             11,266,698
          Net Effect of Dilutive
             Stock options and warrants
             based on the treasury stock
             method using average market price             2,023,954              2,023,954

          Total Shares                                    14,183,960             13,290,652

          Net Loss                                      $   (663,335)          $   (905,445)

          Diluted Loss Per Share                        $      (0.05)          $      (0.07)

          Average Market Price of Common Stock          $      22.63           $       9.27
          Ending Market Price of Common Stock           $         33           $         33

        The following securities were excluded from the calculation of diluted earnings per share at January 31, 2000 because they are considered anti-dilutive under FAS 128:

        Warrants issued to company officers and employees to purchase up to 1,650,000 shares of common stock at various prices between $0.25 and $1.00 per share.

NOTE 4- LAW FIRM PAYABLE

        As of January 31, 2000 the Company had outstanding payables totaling $685,484 with the law firm of Hughes Hubbard & Reed, LLP which has been representing the Company in connection with various litigation matters since 1988. Of this amount, $244,820 relates to legal services rendered between October, 1996 and November, 1999, $342,538 relates to legal services rendered between January, 1993 and September, 1996 and $98,126 relates to current amounts due in connection with the Lauffs case (See "Legal Proceedings"). The obligations to Hughes Hubbard & Reed are ostensibly secured by all right, title and interest of the Company in (i) certain claims of the Company against several defendants in connection with the San Francisco Superior Court Case No. 862163 ChoPP Computer Corp. v. Laurins et al., (ii) all rights, interest, title and claims that the Company has to distributions from the PMITA bankruptcy pending in United States Bankruptcy court for the District of Maryland (Case Nos. 86-4-2698PM and 91-4-4457PM, (iii) U.S. Patents Nos. 4,484,262, 4,707,781 and
5,438,680, and (iv) an agreement with St. Clair Intellectual Property Consultants, Inc. and others dated October 24, 1996.

        Hughes, Hubbard & Reed has claimed that the Company is obligated to satisfy the $342,538 of fees by issuance of approximately 390,000 shares of Common Stock. There can be no assurance that complying with Hughes, Hubbard & Reed's demands would not have a material effect on the Company's financial statements. If the Company were to issue such shares to Hughes, Hubbard & Reed, it would be required to charge to earnings the excess of the fair market value of such shares on the date of issuance over the recorded payable of $342,538.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS AND PLAN OF OPERATION

        Overview

        The Company is engaged in the development of a proprietary, patented software technology that is intended to significantly improve the speed at which computers can process commutative transactions. The Company's operations currently consist of start-up activities, including research and development of its asynchronous non-pre-emptive tasking software technology ("ANTs technology"), personnel recruiting and capital raising. The Company intends to use the ANTs technology as the basis for providing outsourcing services to enhance performance of ERP and other software applications used by large enterprises and e-commerce. The Company is in the process of developing its technology as it prepares to implement its new business strategy in fiscal year 2001, and has not realized any revenues to date.

        General and Administrative

        During the third quarter the Company's general and administrative expenses increased to $207,176. This increase is the result of the Company's recruiting efforts to add technical, marketing and administrative staff. The Company expects that its general and administrative expenses will continue to increase as additional staff is recruited. The Company intends to continue to focus significant resources on recruiting additional personnel for engineering, technical development, marketing and administrative roles. There can be no assurances that the Company will be able to recruit the appropriate personnel. Such individuals are necessary for the development of the Company.

        Professional Services

        During the third quarter expenses for professional services increased to $408,398. These were principally legal expenses associated with general corporate matters, review of the Company's legal records, patents and trademarks, and current litigation (See "Legal Proceedings"). Professional service expenses were also incurred for recruiting services, retention of certified public accountants and web site development. The Company expects to continue to incur significant professional fee expense with providers of outside legal, accounting, technical, recruiting and financial services as the Company continues to build its corporate infrastructure.

        The Company is engaged in a review of its historical legal and accounting records. In the process of reconciling its outstanding liabilities, it was discovered that $271,450 of legal fees incurred from 1995 to 1998 had not been recognized by prior management. This amount has been added to accumulated deficits since it is related to previously closed periods. There can be no assurance that further adjustments will not be made as the Company's review of its legal and accounting records proceeds.

        Facilities

        The Company incurred facilities expenses of approximately $60,000 during the third quarter. Most of these expenses were related to the Company's lease for five years of approximately 15,341 square feet in San Mateo, California. The Company expects to take possession of these facilities during the first quarter of its fiscal year, 2001. The Company believes that these facilities will be adequate to accommodate the Company's growth plans through at least fiscal year 2001. These facilities represent an obligation of approximately $598,299 per year.

CAPITAL AND LIQUIDITY RESOURCES

        The Company anticipates significantly increasing its expenditures over the coming months as it continues to develop and productize its technology. The Company does not expect to realize any revenues through calendar year 2000. The Company finished the third quarter with a cash balance of approximately $4.6 million, which would be adequate to fund the Company's activities through the calendar year at its current rate of spending. There can be no assurance that the Company's continued product development and infrastructure development will not require a much higher rate of spending than currently. The Company plans to seek investment from institutional investors to support accelerated product development, although there can be no assurance that the Company will be able to obtain such capital or accelerate its development spending.

        During the third quarter the Company raised approximately $5.0 million from private placements of restricted common stock to accredited investors. Such sales were made at substantial discounts to the market value of the Company's traded shares due to the lack of liquidity of the unregistered shares that were sold and the risk inherent in the Company's activities. The share price of the Company's stock was extremely volatile during the third quarter. The Company believes that this volatility could make raising substantial capital more difficult than it otherwise would be.

FORWARD-LOOKING STATEMENTS

        The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Such risks include failure of the ANTs technology, the failure to develop commercially viable products or services from the ANTs technology, delays in or lack of market acceptance, failures to recruit adequate personnel, and problems with protection of intellectual property, among others. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this quarterly Report on Form 10QSB, the inclusion of such information should not be regarded as a representation by the Company or any person that the Company's objectives or plans will be achieved.


                                LEGAL PROCEEDINGS

        The Company was a defendant in, and was awarded summary judgment in February, 2000 in connection with, a case entitled Lauffs v. Mosaic, et al. The plaintiffs have filed an appeal. The Company believes the appeal to be without merit, but there can be no assurance that the appellate court will not reverse the lower court's ruling. Additionally, the Company has filed an action for malicious prosecution against the plaintiffs in that case. The Company is not a party to any other litigation.


                           RECENT SALES OF SECURITIES

        During November and December, 1999 the Company raised approximately $5,055,000 through the sale of an aggregate of 883,510 shares of its Common Stock in several private placements to twelve investors at prices ranging from $4.00 to $20.00.

        The shares were sold in transactions exempt under Section 4(2) of the Securities Act 1933, as amended, (the "Act") and Rule 506 of Regulation D promulgated thereunder. The purchasers in each of these transactions represented that they were purchasing for their own accounts and not with a view toward distribution; and that they were purchasing restricted securities without any public solicitation by the Company.

        As of January 31, 2000, the Company had outstanding warrants to purchase an aggregate of 1,650,000 shares of its Common Stock, exercisable at prices ranging from $0.25 to $1.00 per share, and exercisable for periods ranging from November 4, 2000 to September 23, 2004.

        Lawrence Coopet, a former employee of the Company, was granted a Warrant to purchase 10,000 shares of the Company's common stock at a per share exercise price of $0.50 per share on December 30, 1999, which he exercised on December 31, 1999 for an aggregate $5,000.

        On or about December 3, 1999, the Company and John C. Wilczak, the former President and Chief Executive Officer of the Company entered into an agreement pursuant to which Mr. Wilczak was granted a registered, fully vested five (5) year stock option to purchase up to Eighty Thousand (80,000) shares of the common stock of the Company at a price of Fifty Cents ($0.50) per share.


                                  OTHER MATTERS

        On January 7, 2000 the Securities and Exchange Commission ("SEC") issued an order that a private investigation be made to determine whether any persons or entities had made false or misleading statements regarding the value of ANTs stock in postings made on Internet investor bulletin boards. The Company and its affiliates have cooperated with the SEC, intend to continue to fully cooperate with the SEC, and have produced all available documents requested by the SEC.


                               REPORTS ON FORM 8-K

        On or about January 31, 2000 the Company filed a current report on Form 8-k concerning the following:

RESIGNATION OF THE COMPANY'S FORMER ACCOUNTANT

          On January 3, 2000, Jaak Olesk, CPA informed the Registrant's former Chairman that he resigned as the independent accountant of the Registrant.

        The report of Jaak Olesk, CPA on the financial statements as of and for the year ending April 30, 1999 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, the auditor's report dated July 2, 1999, for the year ended April 30, 1999, included an explanatory paragraph expressing substantial doubt about the Registrant's ability to continue as a going concern.

        In connection with its audits for the two most recent fiscal years and through April 30, 1999, there have been no disagreements with Jaak Olesk, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Jaak Olesk, CPA would have caused him to make reference thereto in their reports on the financial statements for such years; provided, however, that Jaak Olesk, CPA indicated his objection to the filing by the Registrant of registration statements on Form 10-SB and S-8 without obtaining his prior written consent, as required. The referenced registration statement on Form S-8 was withdrawn by the Registrant. Jaak Olesk, CPA has agreed to cooperate with the Registrant in filing appropriate amendments to the Registrant's registration statement on Form 10-SB and a new registration statement on Form S-8 to correct such deficiencies.

        During the two most recent fiscal years and through April 30, 1999, there have been no reportable events of the type described in Regulation S-B
Item 304(a)(1)(iv)(B).

        Jaak Olesk, CPA's resignation was not recommended by the Audit Committee or Board of Directors of the Registrant.

        The Registrant requested that Jaak Olesk, CPA furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated January 27, 2000 was filed as Exhibit 16 to the Form 8-K.

RETENTION BY THE COMPANY OF NEW ACCOUNTANTS

        The Registrant engaged Farber & Hass LLP as its new independent accountants as of January 19, 2000. During the two most recent fiscal years and through January 19, 2000, the Registrant has not consulted with Farber & Hass LLP regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements and either written or oral advice was provided to the Registrant by Farber & Hass LLP that the Registrant considered was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or event of the type described in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

RESIGNATION AND APPOINTMENT OF DIRECTORS

        On January 5, 2000, Donald R. Hutton resigned as Chief Executive Officer, Chairman of the Board and a Director of the Registrant. Donald R. Hutton's resignation as Chairman of the Board and a Director of the Registrant reported in Item 5 of the Current Report was not due to any disagreement with the Registrant.

        Effective January 5, 2000, Frederick D. Pettit was appointed as the new Chairman of the Board and Robert Mountain was appointed as a director of the Company.

        On January 26, 2000, Peter C. Patton, Ph.D., resigned as a director of the Company.


                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               ANTs software.com




                  Date: March 13, 2000  by:  /s/ FREDERICK D. PETTIT
                                             ---------------------------------
                                             Frederick D. Pettit, Chairman and
                                             Chief Executive Officer






                  Date: March 13, 2000  by:  /s/ JOHN CRARY
                                             -----------------------------------
                                             John Crary, Secretary and Treasurer