Form 10KSB40
period 2000-04-30
ANTS SOFTWARE COM INC
filed 2000-07-31
CIK 796655

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2000

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                       Commission file number: 0000796655

                                ANTS SOFTWARE.COM
             (Exact name of registrant as specified in its charter)

                 Nevada                               13-3054685
      (State or other jurisdiction of     (IRS Employer Identification Number)
      Incorporation or Organization)

                            801 Mahler Road, Suite G,
                              Burlingame, CA 94010
           (Address of principal executive offices including zip code)

       Registrant's Telephone Number, including area code: (650) 692-0240

        Securities Registered Pursuant to Section 12(b) of the Act: None

    Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                                $0.001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Registrant's revenues for the fiscal year ended April 30, 2000 were: $0

      The aggregate market value for the Registrant's voting common stock held by non-affiliates based upon the closing bid price for the common stock on July 26, 2000, as reported on the NASD Bulletin Board system, was approximately $136 million. Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of April 30, 2000 the Registrant had 12,540,665 shares of common stock outstanding.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business................................................................
Item 2. Description of Property.................................................
Item 3. Legal Proceedings.......................................................
Item 4. Submission of Matters to a Vote of Security Holders.....................

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters................
Item 6. Management's Plan Of Operations.........................................
Item 7. Financial Statements....................................................
Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosures...................................................

                                    PART III

Item 9. Directors, Executive Officers and Control Persons; Compliance
        With Section 16(a) of the Exchange Act..................................
Item 10. Executive Compensation.................................................
Item 11. Security Ownership of Certain Beneficial Owners and Management.........
Item 12. Certain Relationships and Related Transactions.........................
Item 13. Exhibits, Financial Statement, Schedules and Reports on Form 8-K.......
Signatures......................................................................

      Certain statements contained in this Form 10-KSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the 1934 Act. Those statements appear in a number of places in the Form 10-KSB and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; and (iii) the Company's business and growth strategies, among other things. All such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The information contained in the Form 10-KSB in many places identifies important factors that could cause such differences.

      The following terms used herein shall have the meanings set forth below:

      1. Commutative Transactions. Type of transaction where the order of calculation does not change the outcome (e.g., A + B = B + A).
      2. Synchronous Preemptive Tasking. The conventional method of performing multiple tasks by running a portion of each command in a sequential manner.

                                     PART I

Item 1. Description of Business

      (a) Business Development. ANTs software.com (formerly CHoPP Computer Corporation), (the "Company" and sometimes referred to as "we"), a Nevada corporation, was incorporated in September 1996. The Company is the successor to CHoPP Computer Corporation, a Delaware corporation incorporated in January 1979. In 1986, CHoPP Computer Corporation changed its name from Sullivan Computer Corporation to CHoPP Computer Corporation. In February 1999, the Company changed its name from CHoPP Computer Corporation to ANTs software.com.

      Current and Planned Operations

      Our current operations consist primarily of the research and development of proprietary software technologies related to increasing the efficiency of computer transaction processing. We have not recognized any significant revenues to date. We anticipate that research and development will continue to be our focus for the next twelve months. We plan to initiate marketing of commercialized versions of our software in the first half of calendar 2001 and recognize revenues from sales of our products beginning in the second half of calendar 2001.

      We currently have fifteen full-time employees. In order for us to execute our plans we will need to hire and retain a substantially larger number of personnel. We plan to significantly increase our technical personnel by December 31, 2000. We are actively recruiting technical personnel domestically and overseas to meet this objective.

      Technology

      We were originally formed to develop and patent super computer hardware based upon a theory of high speed parallel computer processing developed by Herbert W. Sullivan and his associates. This work was begun in 1975.

      Currently, we are engaged in the research and development of a proprietary, patented software technology (which we call the "Asynchronous Non-Preemptive Tasking software technology" or the "ANTs technology"). This technology is designed to significantly improve the speed at which computers process commutative transactions. We believe that our software can achieve several orders of magnitude improvement in the speed of processing and that this efficiency can be distributed to many users at once and can grow with the needs of the software. We also believe that our software will provide instantaneous, low cost disaster recovery.

      All current, commutative computer software applications are handicapped by centralized modes of controlling and sequencing tasks. The control structure universally used today is based on the "von Neumann architecture" invented by John L. von Neumann in the 1940s. The essential characteristic of this architecture is synchronous preemptive tasking. Despite various attempts to break out of what has become a software design straitjacket, satisfactory solutions have not emerged in the marketplace. In addition to this archaic architecture, successive versions of software products have wrapped new software around earlier work, causing a proliferation of code and instructions. These factors cause unnecessary waiting time and instructions to accumulate to the point that the actual computational time of a commutative application is about 1% of the total time taken to run the application.

      This highly inefficient layering, waste and obstructive rigidity have been made transparent to most users because of the massive increases in memory, computing power and bandwidth over the past 20 years. These increases in computing power have masked the problems created by the traditional software architecture and have allowed applications to continue operating despite these inefficiencies. However, no amount of increased computer "brawn" will get over the barriers that synchronous, preemptive systems have erected to speed, efficiency, distributability and scalability.

      Improvements in the way computers work, not how hard they work, are what is now needed. Software tasks should be performed "smarter" not "harder."

      Our software has been designed to achieve these objectives by implementing a process that distributes control structures throughout an application's computations, eliminating the need for a central, synchronous, preemptive control structure. This results in a collection of essentially independent component sub-programs whose interactions are described within the component sub-programs themselves, not in any central control structure. Using our technology, software executes concurrently -- which means data is processed simultaneously, with interaction only occurring when data is explicitly exchanged. Thus, each computer computation is designed to be a concurrent computation in which all components execute simultaneously.

      We have been granted three patents: U.S. Patents No. 4,484,262 (granted on November 20, 1984) and No. 4,707,781 (granted on November 17, 1987) on our Shared Memory Computer Method and Apparatus, and U.S. Patent No. 5,438,680 (granted on August 1, 1995) on our Method and Apparatus for Enhancing Concurrency in a Parallel Digital Computer. We also have several patent applications pending and in process regarding various aspects of our proprietary technologies.

      Marketing Strategy

      Our initial marketing strategy will be directed towards three segments of the information technology market:

      1. Large global manufacturers, retailers and financial institutions (the intended end users of our technology )

      2. Vendors of application software to end-users, including Application Service Providers , and

      3. Consultants to the end-users on strategic information technology decision making.

      We anticipate that direct marketing of our software to selected end-users will accelerate the acceptance of our technologies at large and by leading vendors of software. We believe that this direct marketing strategy is important in the acceptance within the marketplace that can be conferred by a small number of highly regarded end-users. We also expect to gain first hand market intelligence and feedback from such end-users.

      We also believe that market penetration and profitability will be enhanced and accelerated by building partnerships with vendors of software applications. Our marketing focus, therefore, will include developing relationships with the leading software vendors.

      In addition, we intend to market our products to and develop relationships with leading information technology consulting firms. Large global end-users frequently retain the services of systems consultants such as the "Big 5" accounting firms to assist them with their information technology strategies. We intend to build mutually beneficial relationships with these influential advisors.

      The Company is not required to deliver an annual report to security holders and will not be doing so for this fiscal year. The Company is a reporting company pursuant to the Securities Exchange Act of 1934, and files 10-QSB quarterly statements and form 8-K reports upon any occurrence listed therein, with the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site that contains reports, proxy and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). The Company's Internet site can be found at http://www.antssoftware.com.

Item 2. Description of Property.

      Our headquarters are currently located at 801 Mahler Road, Suite G, Burlingame, California. We have leased approximately 15,000 square feet of office space for our new headquarters at 1528 South El Camino Real, San Mateo, California. We expect to occupy this space sometime this fall. This represents an obligation of approximately $600,000 per year. We believe that these facilities will be adequate to accommodate our growth plans through at least fiscal year 2001.

Item 3. Legal Proceedings.

      The law firm of Hughes, Hubbard & Reed ("HH&R") has recently filed suit against us claiming that a contract allegedly entered into between HH&R and us in June 1988 has been breached by us. HH&R claims, in pertinent part, that the terms of the alleged contract entitle HH&R to a 20% bonus premium of legal fees billed to us between 1993 and 1996 and that such bonus is payable in shares of Common Stock. HH&R demands issuance to them of between 300,000 and 500,000 shares of our common stock in satisfaction of this alleged obligation. We believe that HH&R's claim is without merit and that HHR has been fully paid for the services they provided. We intend to vigorously defend ourselves in this proceeding.

      Broad fluctuations in the price of our stock were the subject of a Securities and Exchange Commission investigation earlier this calendar year. The Company does not believe that it is the target of this investigation.

      In April 2000, we filed a lawsuit in California Superior Court, in the County of San Diego, against several persons, some of whose names are not yet known. This lawsuit asserts claims of libel for which the Company believes it was subject to, which were made in the chat rooms of the Internet site http://www.ragingbull.com.

      We were a defendant in a case entitled Lauffs v. Mosaic, et al. In February 2000, we won this case on summary judgment. The plaintiffs have filed an appeal of the summary judgment ruling. We believe the appeal to be without merit, but there can be no assurance that the appellate court will not reverse the lower court's ruling. Additionally, we have filed an action for malicious prosecution against the plaintiffs in this case.

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to the shareholders during the Company's fiscal year fourth quarter ending April 30, 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      The Company's common equity is traded on the Over-The-Counter Bulletin Board ("OTCBB").

      The following is the range of high and low closing prices of the Registrant's stock, for each quarter within the past two fiscal years. This information was obtained from Yahoo!Finance Historical Quotes, and can be found at the following Internet address: http://chart.yahoo.com/d.

                                                     High              Low
Quarter Ended April 30, 2000                         41.375            9.50
Quarter Ended January 31, 2000                       33                13.50
Quarter Ended October 31, 1999                       8.35              1
Quarter Ended July 30, 1999                          1.6562            0.9375

Quarter Ended April 30, 1999                         1.875             1.5
Quarter Ended January 31, 1999                       2.25              1.6875
Quarter Ended October 31, 1998                       Not Available
Quarter Ended July 30, 1998                          Not Available

      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and many not represent actual transactions.

Item 6. Management's Plan of Operation.

      Our operations over the next twelve months will primarily consist of continued research and development of our proprietary software technologies. Research and development will be focused initially upon developing a prototype system utilizing and demonstrating the capabilities of our technology. We anticipate this prototype system to be completed during the third quarter of calendar 2000. Thereafter, research and development will be directed towards developing certain initial customer applications utilizing our technology. General commercial applications utilizing our technology are expected to be available in the second half of calendar 2001. We also expect to begin recognizing revenues from the sales of our products at that time.

      The majority of our operating expenses and costs over the next twelve months are expected to be for and in connection with existing and additional personnel. We currently have fifteen fulltime employees and are actively recruiting additional personnel domestically and overseas. We view the recruitment of additional qualified technical personnel as essential to the further development and commercialization of our proprietary technologies. Should we be successful in our recruitment efforts, we expect that our personnel and other operating costs will increase significantly over current levels.

      We anticipate that current cash resources will be sufficient to fund our operations through the third quarter of calendar 2000. We intend to fund our operations for the remainder of 2000 and the first half of 2001 by issuing additional debt and/or equity securities. We are currently in active discussions for the sale of approximately $5 to 10 million of convertible debentures. We expect to close this financing by the end of the third quarter of calendar 2000. We expect to secure additional financing in late calendar 2000 and/or the first half of calendar 2001.

      We are confident that additional sources of financing can be secured to enable us to complete the development and commercialization of our proprietary technologies, although there is no assurance of our ability to do so.

Item 7. Financial Statements.

      See the Consolidated Financial Statements annexed hereto.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      We have engaged the firm of Farber & Hass, LLP, to audit our financial statements for the fiscal year ended April 30, 2000.

      We incorporate by reference the Form 8-K filed with the SEC on January 31, 2000 and Form 8-K/A filed with the SEC on April 3, 2000, disclosing the resignation of Jaak Olesk, the our former auditor.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors

Frederick D. Pettit
Chairman

      See Below

Clive G. Whittenbury, Ph.D., Age 66

      Dr. Whittenbury joined the Board of Directors in April 2000. He is Chairman of the Advisory Board for the Lawrence Livermore National Laboratory Laser Directorate. He is also a director of E-Net, Inc., RGB Spectrum, and Applied Design Labs. Inc., and a member of the Advisory Council for the National Ignition Facility.

John Williams, Ph.D., Age 60

      Dr. Williams joined the Board of Directors in July 2000. He is Head of Research and Development for BroadQuest. Previously, Dr. Williams was a senior researcher at the IBM Almaden Research Center, and associate professor of computer science at Cornell University. He has also served as visiting professor at Stanford University and the University of California at Berkeley.

Robert Mountain, Age 58

      Mr. Mountain joined the Board of Directors in February 2000. He is Chairman of the Executive Development Network and a former Senior Fellow of the Aspen Institute.

Alison B. Hicks, Age 47

      Ms. Hicks joined the Board of Directors in June 1996. She is the spouse of the Company's previous chairman, Donald R. Hutton, since 1987, and was the Company's Secretary and Treasurer from 1996 through 1999.

Officers

Frederick D. Pettit, Age 64
Chairman, Chief Executive Officer & President

      Mr. Pettit joined the Company in August 1999. Previously, he was Managing Director of The Kriegsman Group. Mr. Pettit was also Chairman and CEO of Eeonyx Corporation and Managing Director of Chemical Bank, New York, and Chief Operating Officer of its Private Bank. Mr. Pettit is a graduate of Princeton University, magna cum laude, and the University of Pennsylvania Law School.

Thomas O. Binford, Ph.D, Age 64
Executive Vice President and Managing Director of Research Development

      Dr. Binford joined the Company in March 2000. Previously, he was a research professor at Stanford University. Dr. Binford also worked in the Artificial Intelligence Lab at Stanford University and was a member of the research staff of the Artificial Intelligence Laboratory at Massachusetts Institute of Technology. Dr. Binford holds a bachelor degree in physics from Pennsylvania State University and a master and doctorate degree in physics from the University of Wisconsin.

Ione Binford, Age 51
Executive Vice President and Managing Director of Marketing and Business Development

      Ms. Binford joined the Company in December 1999. Previously, she was a senior program manager with Hewlett-Packard Company. Ms. Binford received a bachelor degree in psychology from the University of Brazil, a master degree in psychology from Golden Gate University, and a master degree in business administration from Santa Clara University.

Joan Elizabeth Cronin, Age 48
Executive Vice President and Managing Director of Human Resources

      Ms. Cronin joined the Company in April 2000. Previously, Ms. Cronin was Human Resource Director for Genentech, Inc. She was also Senior Vice President of Human Resources at The Bank of California. Ms. Cronin received a bachelor degree and master degree in education and counseling from the University of Puget Sound.

Clifford Hersh, Age 52
Managing Director, Technology Development and Principal Scientist

      Mr. Hersh joined the Company in March 1997. Previously, he was a founder and Chief Executive Officer of Move Resources, Inc. He was also Vice President of Engineering for Array Technologies, Inc. and Director of Advanced Development at Genigraphics Corporation. Mr. Hersh received a bachelor degree in mathematics from the University of California at Berkeley, and a Master of Science degree in engineering from the Federal Institute of Technology, Zurich, Switzerland.

Miles Mochizuki, Age 47
Acting Chief Financial Officer and Secretary

      Mr. Mochizuki is a consultant with The Brenner Group, Inc. Previously, he was the Vice President of Finance and Administration of MobileForce Technologies, Inc. He was also the Director of Capital Markets for Pacific Telesis Group. Mr. Mochizuki is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. He is a graduate of the University of Hawaii with bachelor and master degrees in business administration.

Hokon Choe, Age 32
Treasurer

      Mr. Choe joined the Company in March 2000. Previously, he was a consultant for PriceWaterhouseCoopers. He also was a supervising senior accountant with KPMG Peat Marwick and a staff accountant with Arthur Andersen. Mr. Choe is a Certified Public Accountant and a member of

American Institute of Certified Public Accountants. He received a bachelor degree in business and economics from the University of California at Los Angeles.

Item 10. Executive Compensation

                                               Annual compensation                         Long term compensation
                                         -------------------------------------------------------------------------------------------

                                                                                      Award                       Payouts
                                                                          ----------------------------------------------------------
                                                                                            Securities
                                                            Other Annual    Restricted      underlying                    All other
Name and principal position        Year   Salary     Bonus  compensation  stock award(s)   options/SARs  LTIP payouts   compensation
------------------------------------------------------------------------------------------------------------------------------------
Fred D.Pettit (1)                  2000  $300,000      0         0             0              300,000          0              0
Chief Executive Officer and        1999  $300,000      0         0             0                    0          0              0
Chariman of the Board              1998        --     --        --            --                   --         --             --

Clifford Hersh (2)                 2000  $200,000      0         0             0              600,000          0              0
Executive Vice President and       1999        --     --        --            --                   --         --             --
Chief Scientist                    1998        --     --        --            --                   --         --             --

Ione Binford                       2000  $200,000      0         0             0              300,000          0              0
Executive Vice President,          1999        --     --        --            --                   --         --             --
Marketing & Business Development   1998

Thomas Binford                     2000  $200,000      0         0             0              300,000          0              0
Executive Vice President and       1999        --     --        --            --                   --         --             --
Chief Technology Officer           1998        --     --        --            --                   --         --             --

Joan Cronin                        2000  $200,000      0         0             0              300,000          0              0
Executive Vice President,          1999        --     --        --            --                   --         --             --
Human Resources                    1998        --     --        --            --                   --         --             --

----------

(1)   Mr. Pettit was appointed as CEO June 1, 1999.
(2) Mr. Hersh's securities underlying options represents 400,000 & 200,000 warrants he received in 1997 & 1998 respectively.

Repricing of Warrants

      On May 23, 2000, the Company cancelled certain Warrants for the following officers, directors and employees and regranted the same officers, directors and employees warrants exercisable at the then-current fair market value of $5.50 per share. The beneficiaries of this cancellation and regrant program were Clive
G. Whittenbury, Frank Ruotolo, Gopal Kankanhalli, Hokon Choe, Ione Binford, Jeffrey Spirn, Joan Cronin, John Williams, Julian Davidson, Robert Mountain, Rosalind Ferrara and Sushmeeta N. Manivasager.

Item 11. Security Ownership of Certain Beneficial Owners and Management.


                                                                500,000 shares of fully vested Warrant
                                                                Stock; 300,000 shares of Common Stock;
                                                                2,500,000 shares of Common Stock in the
                                                                name of WhistlerDesign, controlled by
                                                                Mr. Hutton; 400,000 shares of Common
                        Donald R. Hutton, 801 Mahler Road,      Stock in the name of Ms. Alison B.
Common                  Suite G, Burlingame CA 94010            Hicks, Mr. Hutton's spouse                                  29.5

                                                                400,000 shares of Common Stock; 500,000
                                                                shares of fully vested Warrant Stock in
                                                                the name of Mr. Donald R. Hutton, Ms.
                                                                Hicks' spouse; 300,000 shares of Common
                                                                Stockin the name of Mr. Donald R.
                        Alison B. Hicks, 801 Mahler Road,       Hutton, Ms. Hicks' spouse; 2,500,000
Common                  Suite G, Burlingame CA 94010            shares of Common Stock in the name of
                                                                Whistler Design.                                            29.5

                        Name and Address of Beneficial Owner
Title of Class          (Directors)                             Amount and Nature of Beneficial Owner           Percent of Class

                                                                400,000 shares of Common Stock; 500,000
                                                                shares of fully vested Warrant Stock in
                                                                the name of Mr. Donald R. Hutton, Ms.
                                                                Hicks' spouse; 300,000 shares of Common
                                                                Stockin the name of Mr. Donald R.
                        Alison B. Hicks, 801 Mahler Road,       Hutton, Ms. Hicks' spouse; 2,500,000
Common                  Suite G, Burlingame CA 94010            shares of Common Stock in                                  29.95

                        Robert Mountain, 801 Mahler Road,
Common                  Suite G, Burlingame CA 94010                                             50,000                     0.11
                        Clive G. Whittenbury, 801 Mahler Road,
Common                  Suite G, Burlingame CA 94010                                             50,000                     0.11

                        Frederick D. Pettit, 801 Mahler Road,   300,000 shares of Common Stock; 300,000 shares of
Common                  Suite G, Burlingame CA 94010            Warrant stock                                               4.78
                        John Williams, 801 Mahler Road,
Common                  Suite G, Burlingame CA 94010                                             50,000                     0.09

                                                                1,975,000 shares of Warrant Stock and
Common                  Directors and Officers as a group       3.5 million shares of Common Stock                         36.48
                        (10 people)

                        The following persons have the
                        right to acquire the shares of
                        Warrant stock set forth opposite
                        their names within the next 60
                        days:

                        Donald R. Hutton                                                        500,000
                        Robert Mountain                                                          13,888
                        Clive G. Whittenbury                                                     13,888
                        John Williams                                                            11,111
                        Frederick D. Pettit                                                     300,000
                        Joan Cronin                                                              50,000
                        Hokon Choe                                                                4,861
                        Clifford Hersh                                                          600,000
                        Thomas O. Binford                                                             0
                        Ione Binford                                                             83,333
                        Directors & Officers as a group (10 people)                           1,077,581

Item 12. Certain Relationships and Related Transactions.

      In August and September 1999, the Company accepted two unsecured notes receivable ($225,000 and $112,500, respectively) from Frederick D. Pettit, Chairman, Chief Executive Officer and President, and John L. Crary, former Managing Director and Chief of Staff, in exchange for the issuance of 300,000 and 150,000 shares, respectively, of the Company's common stock. The notes are payable in August and September 2004, respectively. Annual, variable interest-only payments are due at the prime interest rate (9.5% at April 30, 2000).

Item 13. Exhibits and Reports on form 8-K.

         (a)      Exhibits

                  3.1    Articles of the Corporation
                  3.2    Bylaws of the Corporation (with Amendment)
                  10     Building Lease for 1528 South El Camino Real,
                         San Mateo, California
                  22     Subsidiaries of the Registrant
                  24     Letter of Consent from former Auditor Jaak Olesk, CPA
                  27.1   Financial Data Schedule (Article 5)

         (b)      Reports on Form 8-K

      On January 31, 2000, we filed a report on Form 8-K during the fourth quarter of fiscal year 2000. Such report disclosed changes in Registrant's certifying accountant. Registrant's former certifying accountant, Jaak Olesk, CPA, resigned on January 3, 2000. The Registrant engaged Farber & Hass LLP as its new independent accountants as of January 19, 2000. This Report is hereby incorporated by reference.

      On April 3, 2000 we filed a report on Form 8-K/A, amending the Form 8-K filed on January 31, 2000, to include the changes in the dates in Item 4(a)(iii) and (iv) to include the unaudited period from April 30, 1999 to January 3, 2000. This Report is hereby incorporated by reference.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of the 27th day of July 2000 by the undersigned, thereunto duly authorized.

                                        ANTs software.com


                                        By /s/
                                           -------------------------------------
                                        Frederick D. Pettit, Chairman,
                                        Chief Executive Officer and President

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of July 27th, 2000.


                                        By /s/
                                           -------------------------------------
                                        Frederick D. Pettit, Chairman,
                                        Chief Executive Officer and President

                                        Date July 27, 2000
                                             -----------------------------------


                                        By /s/
                                           -------------------------------------
                                        Miles Mochizuki, Acting Chief Financial
                                        Officer and Secretary

                                        DIRECTORS


                                        By /s/
                                           -------------------------------------
                                        Frederick D. Pettit, Chairman of the
                                        Board of Directors

                                        Date July 27, 2000
                                             -----------------------------------


                                        By /s/
                                           -------------------------------------
                                        Alison B. Hicks, Director

                                        Date July 27, 2000
                                             -----------------------------------

                                        By /s/
                                           -------------------------------------
                                        Robert Mountain, Director

                                        Date July 27, 2000
                                             -----------------------------------


                                        By /s/
                                           -------------------------------------
                                        Clive G. Whittenbury, Director

                                        Date July 27, 2000
                                             -----------------------------------


                                        By
                                           -------------------------------------
                                        John Williams, Director

                                        Date
                                             -----------------------------------

                                ANTs software.com
                      (formerly CHoPP Computer Corporation)

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

INDEPENDENT AUDITORS' REPORTS                                         F-2 to F-3

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet, April 30, 2000                               F-4

Consolidated Statements of Operations
    For the Years Ended April 30, 2000 and 1999                          F-5

Consolidated Statements of Stockholders' Equity
    For the Years Ended April 30, 2000 and 1999                          F-6

Consolidated Statements of Cash Flows
    For the Years Ended April 30, 2000 and 1999                       F-7 to F-8

Notes to Consolidated Financial Statements                           F-9 to F-14

--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of ANTs software.com (formerly CHoPP
   Computer Corporation):

We have audited the accompanying consolidated balance sheet of ANTs software.com (formerly CHoPP Computer Corporation) (the "Company") as of April 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations since inception and expects to fully utilize its existing cash prior to April 30, 2001. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in
Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Farber & Hass LLP
Oxnard, California
June 29, 2000

                               INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
ANTs software.com (formerly CHoPP Computer Corporation)

      I have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of ANTs software.com (formerly CHoPP Computer Corporation) (the "Company") for the year ended April 30, 1999. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

      I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ANTs software.com for the year ended April 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations since inception that raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Jaak Olesk, CPA
Beverly Hills, California
July 2, 1999

ANTs software.com
(formerly CHoPP Computer Corporation)

CONSOLIDATED BALANCE SHEET
APRIL 30, 2000
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $  3,643,266
Interest receivable                                                      22,265
Prepaid insurance                                                       248,364
Prepaid expenses and other current assets                                60,651
                                                                   ------------
Total current assets                                                  3,974,546
                                                                   ------------

PROPERTY AND EQUIPMENT:
Computers and software                                                  116,724
Less accumulated depreciation                                            (5,546)
                                                                   ------------
Property and equipment, net                                             111,178
                                                                   ------------

OTHER ASSETS - Security deposits                                        211,798
                                                                   ------------

TOTAL ASSETS                                                       $  4,297,522
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                   $     19,615
Accrued expenses                                                         57,094
Accrued legal fees                                                      400,982
Note payable                                                            261,750
                                                                   ------------
Total current liabilities                                               739,441
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 20,000,000 shares
   authorized; 12,540,665 shares issued and outstanding                  12,541
Common stock subscribed, 70,000 shares                                  119,500
Notes receivable from officers for stock purchases                     (337,500)
Additional paid-in capital                                           12,899,667
Accumulated deficit                                                  (9,136,127)
                                                                   ------------
Total stockholders' equity                                            3,558,081
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  4,297,522
                                                                   ============

See accompanying notes to the financial statements.
--------------------------------------------------------------------------------

ANTs software.com
(formerly CHoPP Computer Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                     2000              1999
                                                     ----              ----

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       $  1,570,183       $    610,691

RESEARCH AND DEVELOPMENT EXPENSES                    261,973
                                                ------------       ------------

LOSS FROM OPERATIONS                              (1,832,156)          (610,691)
                                                ------------       ------------

OTHER INCOME:
Interest income                                       90,137
Interest expense                                        (173)
                                                ------------       ------------
Other income, net                                     89,964
                                                ------------       ------------

LOSS BEFORE INCOME TAXES                          (1,742,192)          (610,691)

INCOME TAXES                                             800
                                                ------------       ------------

NET LOSS                                        $ (1,742,992)      $   (610,691)
                                                ============       ============

BASIC LOSS PER COMMON SHARE                     $      (0.15)      $       (.06)
                                                ============       ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              11,576,673          9,985,451
                                                ============       ============

See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

ANTs software.com
(formerly CHoPP Computer Corporation)

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                NOTES
                                                                             RECEIVABLE
                                               COMMON STOCK        COMMON   FROM OFFICERS   ADDITIONAL
                                          --------------------      STOCK     FOR STOCK      PAID-IN     ACCUMULATED
                                          SHARES       AMOUNT     SUBSCRIBED  PURCHASES      CAPITAL       DEFICIT        TOTAL
                                          ------       -------    ----------  ---------      -------       -------        -----
BALANCE, APRIL 30, 1998, AS
   PREVIOUSLY REPORTED                  9,796,940    $   9,797   $     -0-   $     -0-    $  6,582,928  $ (7,462,459)  $   (869,734)

PRIOR PERIOD ADJUSTMENTS                                                                       205,332       680,015        885,347
                                       ----------    ---------   ---------   ---------    ------------  ------------   ------------

BALANCE, APRIL 30, 1998, AS RESTATED    9,796,940        9,797         -0-         -0-       6,788,260    (6,782,444)        15,613

SHARES ISSUED FOR CASH IN
  PRIVATE PLACEMENTS                      324,667          325                                 193,675                      194,000

SHARES ISSUED FOR DEBT CANCELLATION        58,058           58                                  34,692                       34,750

NET INCOME                                                                                                  (610,691)      (610,691)
                                       ----------    ---------   ---------   ---------    ------------  ------------   ------------

BALANCE, APRIL 30, 1999                10,179,665       10,180         -0-         -0-       7,016,627    (7,393,135)      (366,328)

SHARES ISSUED FOR CASH IN
  PRIVATE PLACEMENTS                    1,911,000        1,911                               5,883,490                    5,885,401

STOCK SUBSCRIPTIONS                                                119,500                                                  119,500

STOCK ISSUED IN EXCHANGE FOR NOTES        450,000          450                (337,500)           (450)                    (337,500)

NET LOSS                                                                                                  (1,742,992)    (1,742,992)
                                       ----------    ---------   ---------   ---------    ------------  ------------   ------------

BALANCE, APRIL 30, 2000                12,540,665    $  12,541   $ 119,500   $(337,500)   $ 12,899,667  $ (9,136,127)  $  3,558,081
                                       ==========    =========   =========   =========    ============  ============   ============

See accompanying notes to the financial statements.
--------------------------------------------------------------------------------

ANTs software.com
(formerly CHoPP Computer Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                        2000            1999
                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $(1,742,992)    $  (610,691)
Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
  Depreciation                                            2,835
  Changes in operating assets
     and liabilities:
     Accounts receivable                                                 45,483
     Interest Receivable                                (22,265)
     Accounts payable                                  (352,763)        367,141
     Prepaid expenses and other assets                 (259,063)
     Accrued expenses                                   448,076           5,000
                                                    -----------     -----------
Net cash used by operating activities                (1,926,172)       (193,067)
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures                                 (114,013)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from issuance of common stock           5,547,901         194,000
Cash proceeds from stock subscriptions                  119,500
                                                    -----------     -----------
Net cash provided by financing activities             5,667,401         194,000
                                                    -----------     -----------

NET INCREASE IN CASH                                  3,627,216             933

CASH, BEGINNING OF YEAR                                  16,050          15,117
                                                    -----------     -----------

CASH, END OF YEAR                                   $ 3,643,266     $    16,050
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                          $       -0-     $       -0-
  Income taxes                                      $       800     $       -0-

                                                                     (Continued)

ANTs software.com
(formerly CHoPP Computer Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
FOR THE YEARS ENDED DECEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

NON-CASH INVESTING ACTIVITY:
In 1999, the Company accepted two notes totalling $337,500 from two Company officers in exchange for issuance of 450,000 shares of the Company's common stock.

NON-CASH FINANCING ACTIVITY:
In April 2000, the Company entered into a note payable to a finance company for $261,750 in insurance premiums.

See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

ANTs software.com
(formerly CHoPP Computer Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - ANTs software.com (formerly CHoPP Computer Corporation)(the "Company"), a Nevada corporation, was incorporated on September 24, 1996. The Company is a successor to CHoPP Computer Corp., a Delaware corporation. In February 1999, the Company changed its name from CHoPP Computer Corporation to ANTs software.com. The Company wholly-owns a non-operating subsidiary, Intellectual Properties and Technologies, Inc. ("IPT"), a Nevada corporation. In June 2000, IPT merged with the Company.

      Principles of Consolidation - The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

      Going Concern - The Company has incurred significant losses since inception and expects to continue to incur such losses unless and until its software successfully achieves commercial viability.

      The accompanying financial statements were prepared assuming the Company will continue to operate on a going-concern basis and do not include any adjustments to the recorded amounts of assets or to the recorded amounts or classification of liabilities which would be required if the Company were unable to realize its assets and satisfy its liabilities and obligations in the normal course of business.

      Prior Period Adjustments - The Company had an account reported as due to officers and shareholders recorded on its financial statements since 1986. The account represented an 8% minority interest in a company acquired in fiscal 1987. This majority-owned subsidiary has been effectively dormant since 1987 and has no assets or operations. It was dissolved in 1991 for failure to make required government filings. Company management believes that there is no liability to these minority shareholders and has accounted for the reversal of the balance as a correction of an error.

      The reversal of accrued legal fees in 1999 had originally been accounted for as an adjustment to retained earnings. Company management believes that no liability existed subsequent to fiscal 1998. The financial statements for 1999 have been restated to account for the reversal as a correction of an error.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Property and Equipment - Property and equipment are stated at cost with depreciation provided over the estimated useful life of 5 years using the straight-line method.

      Research and Development - Company-sponsored research and development costs related to both present and future products are expensed currently as a separate line item in the accompanying statements of operations.

      Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Income Taxes - The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The provision for income taxes in 2000 represents the California corporate minimum franchise tax.

      Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet at April 30, 2000. The Company considers the carrying value of such amounts in the financial statements to approximate their expected realization and interest rates, which approximate current market rates.

      Reclassifications - Certain items in prior year financial statements have been reclassified to conform to the current year's presentation.

      Basic Income (Loss) Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period, which totalled 11,576,673 and 9,985,451 for 2000 and 1999, respectively. The Company did not present Diluted EPS, since the result was anti-dilutive in 2000 and immaterial in 1999.

      Operating Segment Information - The Company predominantly operates in one industry segment, computer software. Substantially all of the Company's assets and employees are located at the Company's headquarters in Burlingame, California.

      Accounting for Stock Based Compensation - Stock warrant grants are set by the Company's Board of Directors based upon their fair market valuation of the Company's common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of warrants. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding warrants granted after 1994.

      The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 50%; and expected life of the options of five years. These assumptions resulted in a weighted average fair value of $5.01 per share. Therefore, the Company's pro-forma information regarding net loss and loss per share are as follows:

      Pro-forma net loss                                           $(12,083,632)
      Basic and diluted loss per share                             $      (1.04)

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's warrants have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

      Information regarding stock warrants outstanding as of April 30, 2000 is as follows:

                                              Warrants Outstanding
                           -----------------------------------------------------
                                                Weighted        Weighted Average
                                                 Average           Remaining
      Price Range            Shares           Exercise Price    Contractual Life
      --------------------------------------------------------------------------

      $.25-$14.00          3,164,000              $5.93             3.66 Years

                                Warrants Exercisable
                           ---------------------------------
                                                 Weighted
                                                 Average
      Price Range            Shares           Exercise Price
      --------------------------------------------------------------------------

      $.25-$1.00           1,925,000               $2.37

      New Accounting Pronouncements - SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company adopted the provisions of SFAS No. 130 in 1998, but has had no elements of comprehensive income since inception.

      SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes a new model for segment reporting, called the "management approach" and requires certain disclosures for each segment. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company adopted the provisions of SFAS No. 131 in 1998, but currently operates in only one industry segment.

2.    INCOME TAXES

      The Company has net operating loss carryforwards totalling approximately $2.1 million for Federal income tax purposes available to offset future taxable income through 2020.

      Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. The valuation allowance increased approximately $600,000 in the year ended April 30, 2000 representing the Company's net taxable loss for the year. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment.

      The Company has not filed Federal income tax returns since 1994 and has not filed state income tax returns since inception.

3.    WARRANTS

      As of April 30, 2000, the Company had warrants for 3,164,000 common shares outstanding. These securities give the holder the right to purchase shares of the Company's restricted common stock in accordance with the terms of the instrument. Warrants to purchase 1,925,000 shares are exercisable at April 30, 2000.

      Outstanding at April 30, 1998                                   1,300,000
      Granted                                                           200,000
      Exercised or retired                                                  -0-
                                                                     ----------

      Outstanding at April 30, 1999                                   1,500,000
      Granted                                                         2,064,000
      Retired                                                          (400,000)
                                                                     ----------

      Outstanding at April 30, 2000                                   3,164,000
                                                                     ==========

4.    NOTE PAYABLE

      The Company has a note payable to a finance company in connection with insurance premiums. Payments of approximately $30,216 are due monthly through January 2001, including interest at 9.2%.

5.    NOTES RECEIVABLE FROM OFFICERS FOR STOCK PURCHASES

      In August and September 1999, the Company accepted two unsecured notes receivable ($225,000 and $112,500, respectively), from two Company officers in exchange for issuance of 300,000 and 150,000 shares, respectively, of the Company's common stock. The notes are payable in August and September 2004, respectively. Annual, variable interest-only payments are due at the prime interest rate (9.5% at April 30, 2000).

6.    OPERATING LEASE

      The Company leases office space under a noncancellable lease agreement. The agreement requires monthly payments of $49,858 that began in May 2000. The agreement expires in April 2005. The agreement provides for annual cost of living increases.

      The Company leases additional office space on a month-to-month basis for a monthly payment of $3,600.

      Rental expense related to operating leases totalled approximately $45,000 in the year ended April 30, 2000.

      Future minimum lease payments under the noncancellable operating lease as of April 30, 2000 are as follows:

      2001                                                            $  598,299
      2002                                                               598,299
      2003                                                               598,299
      2004                                                               598,299
      2005                                                               598,299
                                                                      ----------

      TOTAL                                                           $2,991,495
                                                                      ==========

7.    LEGAL MATTERS

      A law firm has filed a law suit against the Company in California Superior Court based on a contract allegedly entered into between the firm and the Company in June 1988. The firm claims that the terms of the alleged contract entitle it to a 20% bonus premium of legal fees billed to the Company between 1993 and 1996 and that such bonus is payable in Company stock. The firm demands issuance of 436,864 shares of Company stock to the firm and approximately $220,000 in satisfaction of the Company's alleged obligation. The Company believes the firm's claim is without merit. The Company has made a full provision in the financial statements for the legal fees sought by the firm, but the Company has made no provision for the shares of common stock sought by the firm. If the Company is found ultimately liable in this matter, it would be obligated to record a charge to earnings of approximately $7.5 million.

8.    MANAGEMENT PLANS

      Management has evaluated the Company's current financial position and its available resources and plans to raise additional funds through the issuance of convertible debt and equity securities during calendar 2000 and thereafter. Should the Company be unsuccessful in raising additional funds, it is unlikely that the Company will continue operations beyond April 30, 2001.

9.    SUBSEQUENT EVENTS (UNAUDITED)

      In May 2000, the Company cancelled stock warrants convertible into 1,243,000 shares of the Company's common stock at prices ranging from $11 to $14 per share. The warrants were replaced with new warrants convertible into 1,305,000 shares of common stock at $5.50 per share.

--------------------------------------------------------------------------------