Form 10KSB/A
ANTS SOFTWARE COM INC
filed 2000-08-10
CIK 796655

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB /A

                               Amendment No. 1 to

                 Current Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

Date of report (Date of earliest event reported): August 9, 2000

                                ANTs software.com
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

                                     Nevada
--------------------------------------------------------------------------------
                 (State or Other Jurisdiction of Incorporation)

        0-16299                                          13-3054685
--------------------------------------------------------------------------------
(Commission File Number)                       (IRS Employer Identification No.)

801 Mahler Road, Suite G, Burlingame, CA                    94010
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code: (650) 692-0219

                                 Not Applicable
--------------------------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

                                EXPLANATORY NOTE

      This amendment on Form 10-KSB/A is being filed to include Exhibit 24 referenced in Item 13 as originally filed in this Annual Report.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated: August 9, 2000                  By: /s/ Frederick D. Pettit
                                           -------------------------------------
                                           Frederick D. Pettit
                                           Chairman, Chief Executive Officer and
                                           President


Dated: August 9, 2000                  By: /s/ Miles Mochizuki
                                           -------------------------------------
                                           Miles Mochizuki
                                           Acting Secretary