Form 10QSB
period 2000-07-31
ANTS SOFTWARE COM INC
filed 2000-09-14
CIK 796655

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: July 31, 2000

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________________ to ________________

                       Commission file number: 0000796655

                              ---------------------

                                ANTS SOFTWARE.COM
             (Exact name of registrant as specified in its charter)

            Nevada                                       13-3054685
(State or other jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

801 Mahler Rd, Suite G, Burlingame, CA                     94010
(Address of principal executive offices)                 (Zip Code)

                                 (650) 692-0240
              (Registrant's Telephone Number, including area code)

            500 Airport Blvd, Suite 100, Burlingame, CA 94010
              (Former name, former address and former fiscal year,
                         if changed since last report)

                              ---------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date:

                 12,756,197 shares of common stock as of 7/31/00

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                          PART I. Financial Information

Item 1. Financial Statements................................
Item 2. Management's Plan of operation......................

                           PART II. Other Information

Item 1. Legal Proceedings...................................
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Matters ......................................
Signatures

                                ANTs software.com
                             (A NEVADA CORPORATION)

                          PART 1. FINANCIAL INFORMATION

      The financial statements set forth herein have been prepared by ANTs software.com (the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. The Company believes that the information contained herein is accurate.

ITEM 1. FINANCIAL STATEMENTS

                                ANTs software.com

                                  BALANCE SHEET
                                  July 31, 2000
                                   (Unaudited)

ASSETS
CURRENT ASSETS:
Cash & cash equivalents                                            $  2,037,658
Interest receivable                                                      25,734
Pre-paid insurance                                                      248,364
                                                                   ------------
Total current assets                                                  2,311,756

PROPERTY AND EQUIPMENT:
Computers and software                                                  277,281
Office furniture and fixtures                                            24,459
Leasehold improvements                                                   54,297
Less accumulated depreciation                                           (17,354)
                                                                   ------------
Property and equipment, net                                             338,683
OTHER ASSETS - Security deposits                                        211,798
                                                                   ------------
TOTAL ASSETS                                                       $  2,862,237
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $    252,550
Accrued vacation                                                         69,422
Payable to employees                                                        723
Notes payable                                                           176,470
                                                                   ------------
Total current liabilities                                               499,165
                                                                   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 20,000,000
authorized;  12,756,197 shares issued and
 outstanding                                                             12,756
Common stock subscribed, 70,000 shares                                  119,500
Notes  receivable from officers for stock
 purchases                                                             (337,500)
Additional paid-in capital                                           13,049,452
Accumulated deficit                                                 (10,481,136)
                                                                   ------------
Total stockholders' equity                                            2,363,072
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  2,862,237
                                                                   ============

                See accompanying notes to financial statements.

                                ANTs software.com

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the three months ended
                                                            July 31,
                                                      2000             1999
                                                 ------------------------------

General and administrative expenses                 $1,196,624         $109,881
Research and development expenses                      193,137                0
                                                 ------------------------------
LOSS FROM OPERATIONS                                (1,389,761)        (109,881)

OTHER INCOME:
Interest income                                         50,920                0
Interest expense                                        (5,368)               0
                                                 ------------------------------
Other income, net                                       45,552                0

LOSS BEFORE INCOME TAXES                            (1,344,209)        (109,881)

INCOME TAXES                                               800                0
                                                 ------------------------------

NET LOSS                                           ($1,345,009)       ($109,881)
                                                 ==============================

BASIC LOSS PER COMMON SHARE                             ($0.11)          ($0.01)
                                                 ------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          12,689,030       10,767,165

                See accompanying notes to financial statements.

                                ANTs software.com

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the three months ended
                                                            July 31,
                                                        2000         1999
                                                  -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               ($1,345,009)   ($109,881)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation                                           11,808            0
     Changes in operating assets and liabilities:
     Interest receivable                                    (3,469)           0
     Pre-paid rent                                          60,651            0
     Accounts payable                                      (31,679)           0
     Accrued expenses                                     (124,041)     (10,000)
                                                  -----------------------------
Net cash used by operating activities                   (1,431,739)    (119,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                 (239,313)           0

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of shares                                    150,000      362,400
     Notes payable & other payable                         (84,556)           0
                                                  -----------------------------
Net cash provided by financing activities                   65,444      362,400

NET (DECREASE) INCREASE IN CASH                         (1,605,608)     242,519
CASH, BEGINNING OF PERIOD                                3,643,266       16,050
                                                  -----------------------------
CASH, END OF PERIOD                                     $2,037,658     $258,569
                                                  =============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                               $5,368           $0
     Income taxes                                             $800           $0

                See accompanying notes to financial statements.

                                ANTs software.com

                          NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - ANTs software.com (the "Company"), a Nevada corporation, was incorporated on September 24, 1996. The Company is the successor to CHoPP Computer Corp., a Delaware corporation. In February 1999, the Company changed its name from CHoPP Computer Corp. to ANTs software.com.

      Going Concern - The Company has incurred significant losses since inception and expects to continue to incur such losses until its software successfully achieves commercial viability.

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

      Income Taxes - The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is the asset and liability method. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences is accounting for tax and financial reporting bases of other assets and liabilities. The provision for income taxes in the accompanying financial statements represents the California corporate minimum franchise tax.

      Fair Value of Financial Instruments - Pursuant to SFAS 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheet at July 31, 2000. The Company considers the carrying value of such amounts in the financial statements to approximate their current fair values.

      Reclassifications - Certain items in the prior year's financial statements have been reclassified to conform to the current year's presentation.

      Basic Income (Loss) Per Share - The Company adopted the provisions of SFAS 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the statement of operations for

                                ANTs software.com

                          NOTES TO FINANCIAL STATEMENTS

      entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period, which totalled 12,689,030 and 10,767,165 for 2000 and 1999, respectively. The Company did not present Diluted EPS, since the result was anti-dilutive in 2000 and immaterial in 1999.

      Operating Segment Information - The Company operates in one industry segment, computer software. Substantially all of the Company's assets and employees are located at the Company's headquarters in Burlingame, California.

      New Accounting Pronouncements - SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company adopted the provisions of SFAS 130 in 1998, but has had no elements of comprehensive income since inception.

      SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," establishes a new model for segment reporting, called the "management approach" and requires certain disclosures for each segment. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company adopted the provisions of SFAS 131 in 1998, but currently operates in only one industry segment.

2. INCOME TAXES

      The Company has net operating loss carryforwards totaling approximately $3.4 million for Federal income tax purposes available to offset future taxable income through 2020.

      Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax assets. The valuation allowance increased approximately $1.3 million in the three months ended July 31, 2000 representing the tax effect of the Company's net taxable loss for that quarter. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income prior to the expiration of the net operating loss carryforward. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

      The Company has not filed Federal income tax returns since 1994 and has not filed state income tax returns since inception.

3. WARRANTS

      As of July 31, 2000, the Company had warrants for 3,194,000 common shares outstanding. These securities give the holder the right to purchase shares of the Company's restricted common stock in accordance with the terms of the instrument. Warrants to purchase 1,984,000 shares are exercisable at July 31, 2000.

      Outstanding at April 30, 2000                              3,164,000
      Granted                                                      230,000
      Exercised or retired                                        (200,000)
                                                                 ---------
      Outstanding at July 31, 2000                               3,194,000
                                                                 =========

                                ANTs software.com

                          NOTES TO FINANCIAL STATEMENTS

4. OPERATING LEASES

      The Company leases office space under a noncancellable operating lease agreement. The agreement requires monthly payments of $49,858 that began in May 2000. The agreement expires in April 2005. The agreement provides for annual cost of living increases.

      The Company leases additional office space on a month-to-month basis for a monthly payment of $3,600. Rental expense related to operating leases totalled approximately $150,000 in the three months ended July 31, 2000.

      Future minimum lease payments under the noncancellable operating lease as of July 31, 2000 are as follows:

      2001                                                          $598,299
      2002                                                           598,299
      2003                                                           598,299
      2004                                                           598,299
      2005                                                           448,299
                                                                  ----------
      TOTAL                                                       $2,841,495
                                                                  ==========

5. LEGAL MATTERS

      A law firm has filed a lawsuit against the Company in California Superior Court based on a contract allegedly entered into between the firm and the Company in June 1988. The firm claims that the terms of the alleged contract entitle it to a 20% bonus premium of legal fees billed to the Company between 1993 and 1996 and that such bonus is payable in Company stock. The firm demands issuance of 436,864 shares of Company stock to the firm and approximately $220,000 in satisfaction of the Company's alleged obligation. The Company believes the firm's claim is without merit. The Company has made a full provision in the financial statements for the legal fees sought by the firm, but the Company has made no provision for the shares of common stock sought by the firm. If the Company is found ultimately liable in this matter, it would be obligated to record a charge to earnings of approximately $7.5 million.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

      Overview

      We are engaged in the development of a proprietary, software technology that is intended to significantly improve the speed at which computers can process commutative transactions. Our operations currently consist of start-up activities, including research and development of our asynchronous non-pre-emptive tasking software technology ("ANTs technology"), personnel recruiting and capital raising. We intend to use the ANTs technology as the basis for providing outsourcing services to enhance performance of ERP and other software applications used by large enterprises and in e-commerce. We are in the process of developing our technology and have not realized any revenues to date.

      Plan of Operation

      Our operations over the next six to nine months will primarily consist of continued research and development of our proprietary software technologies. Research and development will be focused initially upon developing a prototype system utilizing and demonstrating the capabilities of our technology. We anticipate this prototype system to be completed during the third quarter of calendar 2000. Thereafter, research and development will be directed towards developing certain initial customer applications utilizing our technology. General commercial applications utilizing our technology are expected to be available in the second half of calendar 2001. We also expect to begin recognizing revenues from the sales of our products at that time.

      The majority of our operating expenses and costs over the next six to nine months are expected to be for and in connection with existing and additional personnel. We currently have fifteen fulltime employees and are actively recruiting additional personnel domestically and overseas. We view the recruitment of additional qualified technical personnel as essential to the further development and commercialization of our proprietary technologies. Should we be successful in our recruitment efforts, we expect that our personnel and other operating costs will increase significantly over current levels.

      We anticipate that current cash resources and committed additional funding will be sufficient to fund our operations through the end of calendar 2000. We intend to fund our operations for the first half of 2001 by issuing additional debt and/or equity securities. We are currently in active discussions for the sale of up to $5 million of securities. We expect to close this financing by the end of the third quarter of calendar 2000. We expect to secure additional financing in late calendar 2000 and/or the first half of calendar 2001.

      We believe that additional sources of financing can be secured to enable us to complete the development and commercialization of our proprietary technologies, although there is no assurance of our ability to do so.

      General and Administrative

      General and administrative expenses increased from $109,881 during the three months ended July 31, 1999 to $1,196,624 for the three months ended July 31, 2000. The Company incurred salaries expenses of approximately $475,236. These expenses are related to approximately 10 administrative and corporate management employees. The Company expects that its general and administrative expenses will continue to increase as additional staff are recruited. The Company intends to continue to focus significant resources on recruiting additional personnel for engineering, technical development, marketing and administrative roles. There can be no assurances that the Company will be able to recruit the appropriate personnel necessary for the development of the Company.

      Professional service expenses increased from near $0 during the three months ended July 31, 1999 to $222,642 for the three months ended July 31, 2000. These were principally legal expenses associated with general corporate matters, review of the Company's legal records, patents and trademarks, and current litigation (See "Legal Proceedings"). Professional service expenses were also incurred for retention of certified public accountants and web site development. The Company expects to continue to incur significant professional fee expense with providers of outside legal, accounting, technical and financial services as the Company continues to execute its operation plans.

      We incurred facilities expenses of approximately $199,917 during the first quarter. Most of these expenses were related to the Company's lease for five years of approximately 15,341 square feet in San Mateo, California. We believe that these facilities will be adequate to accommodate our growth plans through at least fiscal year 2001. These facilities represent an obligation of approximately $598,299 per year.

      Research and Development

      We incurred research and development expenses of approximately $193,137 during the first quarter. These expenses are directly related to the development of the Company's proprietary products and consisted primarily of software engineers' salaries.

      Capital and Liquidity Resources

      We anticipate significantly increasing our expenditures over the coming months as we continue to develop and productize our technology. We do not expect to realize any revenues through calendar year 2000. Our cash balance as of July 31, 2000 was approximately $2 million, which we believe is adequate to fund our activities through the calendar year at our current rate of spending. There can be no assurance that our continued product development and infrastructure development will not require a much higher rate of spending than currently. We are currently seeking investment from additional investors to support continued operations, although there can be no assurance that we will be able to obtain such investment.

      Forward-Looking Statements

      The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Such risks include failure of the ANTs technology, the failure to develop commercially viable products or services from the ANTs technology, delays in or lack of market acceptance, failures to recruit adequate personnel, and problems with protection of intellectual property, among others. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10QSB, the inclusion of such information should not be regarded as a representation by the Company or any person that the Company's objectives or plans will be achieved.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      The information is hereby incorporated by reference from our 10-KSB filing for the fiscal year ended April 30, 2000. There have been no material developments.

ITEM 4. Submission of Matters to a Vote of Security Holders

      The information is hereby incorporated by reference from our Proxy Statement on Form DEFR14A filed on September 6, 2000.

ITEM 5. Other Matters

Resignation and Appointment of Directors

      On September 7, 2000, the Company announced that John Williams would be resigning from the Board of Directors to become a full-time employee of the Company. No replacement for Mr. Williams on the Board of Directors has been elected at this time.

      On August 28, 2000, the Company announced that Richard Lee joined the Company's Board of Directors.

      On August 3, 2000, the Company announced that Dean Witter III joined the Company's Board of Directors and will chair the Audit Committee.

      Robert Mountain's resignation as a member of the Board of Directors was accepted by the Board of Directors on August 10, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANTs software.com

Date:     September 13, 2000            By: /s/     FREDERICK D. PETTIT
                                           -------------------------------------
                                                    Frederick D. Pettit
                                           Chairman and Chief Executive Officer


Date:     September 13, 2000            By: /s/     Miles Mochizuki
                                           -------------------------------------
                                                    Miles Mochizuki
                                             Acting Chief Financial Officer
                                                     and Secretary