Form 10QSB
period 2000-10-31
ANTS SOFTWARE COM INC
filed 2000-12-14
CIK 796655

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2000

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                       Commission file number: 0000796655

                             ----------------------

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

                             ----------------------

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

            12,797,706 shares of common stock as of October 31, 2000

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                          PART I. Financial Information

Item 1. Financial Statements ...............................................   3
Item 2. Management's Plan of Operation .....................................  10

                           PART II. Other Information

Item 2. Changes in Securities ..............................................  11
Item 4. Submission of Matters to a Vote of Security Holders ................  12
Item 5. Other Matters.......................................................  12
Risk Factors................................................................  12
Signatures .................................................................  14

                                ANTs software.com
                             (A NEVADA CORPORATION)

                          PART 1. FINANCIAL INFORMATION

The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the ANTs software.com (the "Company") Form 10-KSB for the year ended April 30, 2000, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the six months ended October 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

ITEM 1. FINANCIAL STATEMENTS

                                ANTs software.com
                                  BALANCE SHEET
                                   (Unaudited)

                                                                           October 31,
                                                                              2000
                                                                          ------------
ASSETS

CURRENT ASSETS:
 Cash & cash equivalents                                                  $  1,587,735
 Interest receivable                                                             4,860
 Prepaid expenses                                                              161,114
                                                                          ------------
   Total current assets                                                      1,753,709
                                                                          ------------

PROPERTY AND EQUIPMENT:
 Computers and software                                                        558,021
 Office furniture and fixtures                                                  26,372
 Less accumulated depreciation                                                 (44,190)
                                                                          ------------
   Property and equipment, net                                                 540,203
                                                                          ------------

OTHER ASSETS                                                                     3,700
                                                                          ------------
   Total assets                                                           $  2,297,612
                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                         $    302,715
 Accrued expenses                                                               73,136
 Notes payable                                                                  89,260
                                                                          ------------
   Total current liabilities                                                   465,111
                                                                          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 20,000,000
 authorized; 12,808,142 shares issued and 12,797,706 shares outstanding         12,798
 Common stock subscribed, 358,332 shares                                     2,015,224
 Treasury stock, 10,436 shares, at cost                                       (121,078)
 Notes receivable from officers for stock purchases                           (180,000)
 Additional paid-in capital                                                 12,985,376
 Accumulated deficit                                                       (12,879,819)
                                                                          ------------
   Total stockholders' equity                                                1,832,501
                                                                          ------------
   Total liabilities and stockholders' equity                             $  2,297,612
                                                                          ============

                 See accompanying notes to financial statements.

                                ANTs software.com
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the Six months ended       For the Three months ended
                                                      October 31,                    October 31,
                                                 2000            1999            2000           1999
                                             ----------------------------    ----------------------------
REVENUES                                     $         --    $         --    $         --    $         --

OPERATING EXPENSES:
 General and administrative expenses            2,310,514         242,110       1,113,890         132,229
 Research and development expenses                855,923              --         662,786              --
 Abandonment loss on corporate office             636,480              --         636,480              --
                                             ------------    ------------    ------------    ------------
   Loss from operations                        (3,802,917)       (242,110)     (2,413,156)       (132,229)
                                             ------------    ------------    ------------    ------------

OTHER INCOME:
 Interest income                                   68,830              --          17,910              --
 Interest expense                                  (8,805)             --          (3,437)             --
                                             ------------    ------------    ------------    ------------
   Other income, net                               60,025              --          14,473              --
                                             ------------    ------------    ------------    ------------

   LOSS BEFORE INCOME TAXES                    (3,742,892)       (242,110)     (2,398,683)       (132,229)

INCOME TAXES                                          800              --              --              --
                                             ------------    ------------    ------------    ------------

   NET LOSS                                  $ (3,743,692)   $   (242,110)   $ (2,398,683)   $   (132,229)
                                             ============    ============    ============    ============

BASIC LOSS PER COMMON SHARE                  $      (0.29)   $      (0.02)   $      (0.19)   $      (0.01)
                                             ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     12,731,700      11,657,165      12,903,922      11,657,165
                                             ============    ============    ============    ============

                 See accompanying notes to financial statements.

                                ANTs software.com
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Six months ended
                                                                         October 31,
                                                                     2000           1999
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                         $(3,743,692)   $  (242,110)
 Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Depreciation                                                         38,644             --
  Forgiveness of note and interest due from officer                    58,687             --
  Cashless warrant exercise                                            13,502             --
  Abandonment loss of leasehold improvements and lease deposits       483,914             --
 Changes in operating assets and liabilities:
  Interest receivable                                                  (4,860)            --
  Prepaid expenses                                                    147,901             --
  Accounts payable                                                    283,097             --
  Accrued expenses                                                   (384,939)       (10,000)
  Notes payable                                                      (172,490)            --
                                                                  -----------    -----------
    Net cash used in operating activities                          (3,280,232)      (252,110)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment, net                            (743,486)            --


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from private placement                                    1,732,500        949,900
 Proceeds from exercise of warrants                                   235,687             --
 Loans to officers for stock purchase                                      --       (337,500)
                                                                  -----------    -----------
    Net cash provided by financing activities                       1,968,187        612,400
                                                                  -----------    -----------

NET (DECREASE) INCREASE IN CASH                                    (2,055,531)       360,290
CASH, BEGINNING OF PERIOD                                           3,643,266         16,050
                                                                  -----------    -----------

CASH, END OF PERIOD                                               $ 1,587,735    $   376,340
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                         $     8,805    $        --
 Income taxes                                                     $       800    $        --

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

                 See accompanying notes to financial statements.

                                ANTs software.com

                          NOTES TO FINANCIAL STATEMENTS

In the quarter ended October 31, 2000, the Company forgave $45,000 of principal and $13,687 of accrued interest of a note due from the Company's President. The Company recorded the transaction as Officer Compensation.

In the quarter ended October 31, 2000, a former employee executed a "cashless" exercise of a warrant for 1,940 shares of the Company's common stock by returning warrant to purchase 3,472 shares of common stock to the Company.

In the quarter ended October 31, 2000, the Company accepted 10,436 shares of the Company's common stock from a former Company officer as payment in full of $112,500 note due from the officer.

In the quarter ended October 31, 2000, the Company abandoned $483,914 of leasehold improvements and lease deposits in connection with the termination of the Company's lease of their future corporate offices.

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

      Fair Value of Financial Instruments - Pursuant to SFAS statements 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheet at October 31, 2000. The Company considers the carrying value of such amounts in the financial statements to approximate their current fair values.

      Basic Income (Loss) Per Share - The Company adopted the provisions of SFAS statements 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the statement of operations for entities with complex capital structures. Basic EPS is based on the weighted average number of common

                                ANTs software.com

                          NOTES TO FINANCIAL STATEMENTS

      shares outstanding during the period, which totalled 12,847,706 and 11,657,165 for 2000 and 1999, respectively. The Company did not present Diluted EPS, since the result was anti-dilutive in 2000 and immaterial in 1999.

      Operating Segment Information - The Company operates in one industry segment, computer software. Substantially all of the Company's assets and employees are located at the Company's headquarters in Burlingame, California.

2.    INCOME TAXES

      The Company has net operating loss carryforwards totaling approximately $5.8 million for Federal income tax purposes available to offset future taxable income through 2020.

      Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax assets. The valuation allowance increased approximately $2.4 million in the six months ended October 31, 2000 representing the tax effect of the Company's net taxable loss for that quarter. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income prior to the expiration of the net operating loss carry forward. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

      The Company has not filed Federal income tax returns since 1994 and has not filed state income tax returns since inception. It is in the process of gathering the information and filing prior year tax returns to become current.

3.    WARRANTS AND EMPLOYEE STOCK OPTIONS

      As of October 31, 2000, the Company had outstanding warrants for 3,419,890 common shares. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument. Warrants to purchase 2,451,927 shares are exercisable at October 31, 2000. There are no employee stock options outstanding or exercisable at this date.

      Outstanding warrants include warrants immediately exercisable into 23,334 restricted shares of common stock. All other warrants and stock options were registered on a Form S-8 filed on September 27, 2000.

                                                          Employee
                                            Warrants    Stock Options      Total
                                            --------    -------------      -----
      Outstanding at July 31, 2000         3,194,000             --      3,194,000
      Granted                                385,334             --        385,334
      Exercised or retired                 ( 159,444 )           --      ( 159,444 )
                                           ---------      ---------      ---------
      Outstanding at October 31, 2000      3,419,890             --      3,419,890
                                           =========      =========      =========

                                ANTs software.com

                          NOTES TO FINANCIAL STATEMENTS

4.    OPERATING LEASES

      On October 24, 2000, the Company signed an agreement to terminate an operating lease with De Ritz, LLC for the new headquarters in 1528 El Camino Real. The Company decided that the current temporary offices would be sufficient according to the Company's immediate plan. The Company is also looking to secure more office space in the current location to house new hires. In connection with this termination, the Company abandoned leasehold improvements and security deposits totaling $483,914 and three months lease payments totaling $152,566.

5.    LEGAL MATTERS

      There have been no new developments or new lawsuits filed against the Company since the Company's last 10-QSB filing.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

      The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Such risks include failure of the ANTs technology, failure to develop commercially viable products or services from the ANTs technology, delays in or lack of market acceptance, failures to recruit adequate personnel, and problems with protection of intellectual property, among others. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this quarterly Report on Form 10QSB, the inclusion of such information should not be regarded as a representation by the Company that the Company's objectives or plans will be achieved.

Overview

      We are engaged in the development of a proprietary, software technology that is intended to significantly improve the speed at which computers can process commutative transactions. Our operations currently consist of start-up activities, including research and development of its asynchronous non-pre-emptive tasking software technology ("ANTs technology"), personnel recruiting and capital raising. We intend to use the ANTs technology as the basis for providing outsourcing services to enhance performance of ERP and other software applications used by large enterprises and in e-commerce. We are in the process of developing this technology and have not realized any revenues to date.

Plan of Operation

      Our operations over the next three to six months will primarily consist of continued research and development of our proprietary software technologies. Research and development will be focused initially upon developing a prototype system utilizing and demonstrating the capabilities of our technology. We anticipate this prototype system to be completed during the first half of calendar 2001. Thereafter, research and development will be directed towards developing initial customer applications utilizing our technology. General commercial applications utilizing our technology are expected to be available in the second half of calendar 2001. We also expect to begin recognizing revenues from the sales of our products at that time.

      The majority of our operating expenses and costs over the next three to six months are expected to be for and in connection with existing and additional personnel. We currently have fifteen fulltime employees, and three consultants and are actively recruiting additional personnel. We view the recruitment of additional qualified technical personnel as essential to the further development and commercialization of our proprietary technologies. Should we be successful in our recruitment efforts, we expect that our personnel and other operating costs will increase significantly over current levels.

      We believe that additional sources of financing can be secured to enable us to complete the development and commercialization of our proprietary technologies, although there is no assurance of our ability to do so.

General and Administrative

      General and administrative expenses increased from $242,110 during the six months ended October 31, 1999 to $2,310,514 for the six months ended October 31, 2000. The Company incurred salary expenses of approximately $761,600. These expenses are related to approximately 10 administrative and corporate management employees. The Company expects that its general and administrative expenses will continue to increase as additional staff are recruited. The Company intends to continue to focus significant resources on recruiting additional personnel for engineering, technical development, marketing and administrative roles. There can be no assurances that the Company will be able to recruit the appropriate personnel necessary for the development of its products.

      Professional service expenses increased from near $0 during the six months ended October 31, 1999 to $764,459 for the six months ended October 31, 2000. These were principally legal expenses associated with general corporate matters, review of the Company's legal records, patents and trademarks, and current litigation. Professional service expenses were also incurred for retention of certified public accountants, web site development and recruiting. The Company expects to continue to incur significant professional fees with providers of outside legal, accounting, technical and financial services as the Company continues to execute its operation plans.

Research and Development

      We incurred research and development expenses of approximately $662,786 during the second quarter. These expenses are related to the research, testing and product development of the Company's proprietary software.

Notes Receivable from Officers for Stock Purchases

      Notes receivable from officers for stock purchases decreased during the six months ended October 31, 2000 from $337,500 to $180,000. We forgave one-fifth, $45,000, of the notes receivable from the Company's President pursuant to the terms of the agreement. In addition, the prior Managing Director settled his outstanding notes of $112,500 by selling back 10,436 shares of ANTs' stock at the fair market value as of September 29, 2000.

Capital and Liquidity Resources

      We anticipate significantly increasing expenditures over the coming months as the Company continues to develop its technology. We do not expect to realize any revenues through calendar year 2000. Our cash balance as of October 31, 2000 was approximately $1.6 million, which would be adequate to fund our activities through the end of the calendar year at its current rate of spending. There can be no assurance that our continued product development and infrastructure development will not require a much higher rate of spending. We are currently seeking investment from additional investors to support continued operations, although there can be no assurance that we will be able to obtain such investment.

                           PART II. OTHER INFORMATION

ITEM 2. Changes in Securities

      In September 2000, we completed the sale, through a private offering, of 233,332 shares of Common Stock at a price of $8.25 per share. The net proceeds of the offering were $1,732,500, which was comprised of gross proceeds of $1,925,000 less offering expenses of $192,500. Under the terms of the sale, we issued Warrants to purchase 23,334 shares of common stock to the investors and the Placement Agents who assisted in securing investors to purchase this Common Stock. The terms of the sale also require us to file a registration statement with the Securities and Exchange Commission for the Common Stock issued and underlying the Warrants issued either if certain funding requirements are met or on a best efforts basis.

ITEM 4. Submission of Matters to a Vote of Security Holders

      The annual Shareholder Meeting of the Company was held on September 12, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. On the proposal to elect 6 Directors of the Company in three classes, 12,756,197 shares of the Company's voting securities voted on the matter, of which 10,600,426 shares were voted for Mr. Frederick D. Pettit as a Class 3 Director, 10,583,559 shares were voted for Ms. Alison B. Hicks as a Class 3 Director, 10,598,956 shares were voted for Dr. Clive G. Whittenbury as a Class 2 Director, 10,600,321 shares were voted for Mr. Dean Witter III as a Class 2 Director, 10,600,254 shares were voted for Dr. John. Williams as a Class 1 Director and 10,599,961 shares were voted for Mr. Richard J. Lee as a Class 1 Director. On the proposal to adopt the ANTs software.com 2000 Stock Option Plan, 23,881 shares of the Company's voting securities were abstaining, 7,194,940 shares voted for the proposal and 92,193 shares voted against the proposal. On the proposal to re-incorporate the Company in Delaware, 16,262 shares of the Company's voting securities were abstaining, 7,186,705 shares voted for the proposal and 108,047 shares voted against the proposal. On the proposal to change the fiscal year end of the Company to December 31, 12,535 shares of the Company's voting securities were abstaining, 10,590,417 shares voted for the proposal and 8,835 shares voted against the proposal. On the proposal to ratify the selection of Farber & Hass, LLP, as independent public accountants for the Company for the fiscal year ending December 31, 2000, 20,714 shares of the Company's voting securities were abstaining, 10,568,273 shares voted for the proposal and 22,800 shares voted against the proposal.

ITEM 5. Other Matters

Resignation and Appointment of Officers and Directors

      Dr. John H. Williams resigned as a director of the Company as of September 13, 2000. Mr. Thomas Holt was appointed as a director of the Company by unanimous written consent of the Board of Directors on November 13, 2000. Mr. Dean Witter III resigned as a director of the Company as of December 12, 2000.

      Mr. Miles Mochizuki resigned as acting Chief Financial Officer and Secretary as of October 31, 2000. Mr. William J. Peichel was appointed as the new Chief Financial Officer and Secretary by unanimous written consent of the Board of Directors on October 31, 2000.

      Mr. Frederick D. Pettit resigned as President, Chief Executive Officer and as a director of the Company as of December 12, 2000. Dr. John H. Williams was appointed interim Chief Executive Officer of the Company by the Board of Directors of the Company at the Board meeting held on December 12, 2000. Dr. Clive G. Whittenbury was appointed interim Chairman by the Board of Directors of the Company at the Board meeting held on December 12, 2000.

Re-incorporation in Delaware

      In order to change the state of incorporation of the Company to Delaware, the Company is filing an Agreement and Plan of Merger with the Secretary of States of Nevada and Delaware.

Change in Fiscal Year

      The Company is changing its fiscal year end from April 30 to December 31. The next quarter will therefore end on December 31, 2000. The report covering the transition period from the end of the last fiscal year to December 31, 2000 will be filed on Form 10-K or Form 10-KSB.

RISK FACTORS

      In addition to other information in this 10-QSB, the following risk factors should be carefully considered in evaluating our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-QSB, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

      A failure to obtain additional financing could prevent us from executing our business plan. We anticipate that current cash resources will be sufficient to fund our operations through January 2001. We believe that additional sources of financing can be secured to enable us to complete the development and commercialization of our proprietary technologies, although there is no assurance of our ability to do so. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to hire additional personnel and continue development of the technology. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs.

      Market acceptance of our products and services is not guaranteed. We are at an early stage of development and our earnings will depend upon broad market acceptance and utilization of our intended products and services. There can be no assurance that our product and technology development efforts will result in new products and services, or that they will be successfully introduced.

      History of operating losses and may never become profitable. We have not recognized any operating revenues to date. We expect to begin recognizing revenues from the sale of products and services in the second half of calendar 2001. There is no assurance that our plans will be realized, that we will be able to generate revenues in 2001 or that we will achieve profitability in the future.

      Limited market for our common stock. Our common stock is not listed on any exchange and trades in the over-the-counter (the "OTC") market. As such, the market for our common stock is limited and is not regulated by the authorities of any exchange. Further, the price of our common stock and its volume in the OTC market may be subject to wide variations. There are no recognized investment analysts who follow our common stock and it does not have material institutional ownership. In December 1999, we applied to list our Common Stock on the Nasdaq National Market. In April 2000, a denial letter was issued to us by the Nasdaq. In August 2000, we filed to list our common stock on the American Stock Exchange. This application is pending a resolution of the matters cited in the Nasdaq's denial letter. It is our intent to continue to pursue the listing of our common stock on the Nasdaq National Market and the American Stock Exchange, but there is no assurance that we will be successful in our efforts.

      SEC investigation. In January 2000, the Securities and Exchange Commission (the "SEC") issued an order that a private investigation be made to determine whether any persons or entities had made false or misleading statements regarding the value of our stock in postings made on Internet investor bulletin boards. We have cooperated fully with the SEC and believe that none of our officers, directors or advisory board members have committed any wrongdoing in this matter. The SEC inquiry was one of the matters cited in the Nasdaq denial letter noted above.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ANTs software.com


Date: December 14, 2000                  By:     /s/ JOHN H. WILLIAMS
                                            ------------------------------------
                                                John H. Williams, Ph.D.
                                                Chief Executive Officer


Date: December 14, 2000                  By:    /s/ William J. Peichel
                                            ------------------------------------
                                                   William J. Peichel
                                                 Chief Financial Officer