Form 10KSB
period 2000-12-31
ANTS SOFTWARE INC
filed 2001-03-22
CIK 796655

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB

|_| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

|X| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from May 1, 2000 to December 31, 2000

                       Commission file number: 0000796655

                               ANTS SOFTWARE INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3054685
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

    Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                               $0.0001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Registrant's revenues for the fiscal year ended December 31, 2000 were: $0

      The aggregate market value for the Registrant's voting common stock held by non-affiliates based upon the closing bid price for the common stock on March 15, 2001, as reported on the NASD Bulletin Board system, was approximately $43 million. Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 15, 2001 the Registrant had 14,620,538 shares of common stock outstanding.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                     PART I

Item 1. Description of Business...............................................3
Item 2. Description of Property...............................................6
Item 3. Legal Proceedings.....................................................6
Item 4. Submission of Matters to a Vote of Security Holders...................8

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters..............8
Item 6. Management's Plan Of Operations.......................................8
Item 7. Financial Statements..................................................10
Item 8. Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures.............................................10

                                    PART III

Item 9. Directors, Executive Officers and Control Persons; Compliance
            With Section 16(a) of the Exchange Act............................11
Item 10. Executive Compensation...............................................14
Item 11. Security Ownership of Certain Beneficial Owners and Management.......16
Item 12. Certain Relationships and Related Transactions.......................18
Item 13. Exhibits and Reports on Form 8-K.....................................18
Signatures....................................................................20

      Certain statements contained in this Form 10-KSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the 1934 Act. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and that there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate. Therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. The Company's financial performance could vary markedly from prior results or results contemplated by the forward-looking statements due to a number of risks presented by the Company's business and operations. Such risks include failure of the Company's technology, failure to develop commercially viable products or services from the Company's technology, delays in or lack of market acceptance, failures to recruit adequate personnel, and problems with protection of intellectual property, among others. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in the forward-looking statements included in this Transition Report on Form 10KSB, the inclusion of such statements and information should not be regarded as a representation by the Company that the Company's objectives or plans will be achieved.

                                    Glossary

      The following terms used herein shall have the meanings set forth below:

1. Synchronous Preemptive Tasking. The conventional method of performing multiple tasks by running a portion of each command in a sequential manner.
2.    OLTP. On-line transaction processing.
3.    RDBMS. Relational database management system
4. Locking and latching. Conventional techniques for ensuring that processes don't produce erroneous results when they share resources.

                                     PART I

Item 1. Description of Business

      The Company

      We are a Delaware corporation headquartered in Burlingame, California. Our shares trade on the OTC Bulletin Board under the stock symbol ANTS. In December 2000, we reincorporated from Nevada to Delaware and changed our name from ANTs software.com to ANTs software inc. In July 2000, Intellectual Properties and Technologies, Inc., a wholly owned subsidiary with no significant assets, merged into us. We are the successor to Sullivan Computer Corporation, a Delaware corporation incorporated in January 1979 which, in 1986 changed its name to CHoPP Computer Corporation. In 1997, we reincorporated from Delaware to Nevada, and in February 1999 changed our name from CHoPP Computer Corporation to ANTs software.com.

      Current and Planned Operations

      Our current operations consist primarily of the research and development of proprietary software and technologies related to increasing the efficiency of queries and updates in transactional database systems. We have not recognized any revenues to date. We anticipate that research and development will continue to be our focus for the next 6 months. We plan to be working with a beta customer or partner in the 3rd quarter of 2001, although there is no assurance we will be able to do so.

      We currently have fourteen full-time employees. In order for us to execute our plans we will ultimately need to hire and retain a substantially larger number of personnel. Nonetheless, we plan to grow modestly, increasing the number of our technical personnel by 4 in the next three months and by another 6 by the end of 2001. We are actively recruiting technical personnel to meet this objective. By the fourth quarter of 2001 we anticipate that we will be ready to begin building a marketing and sales organization.

      Technology Foundation: Asynchronous Non-preemptive Tasks (ANTs)

      We are working to provide proprietary software technologies designed to radically improve the transactional processing speed, reliability, scalability, and distributability of computers.

      We believe that we have developed an elegant solution to the primary roadblocks that have prevented hardware from running efficiently. The continuing technical dilemma that limits speed in all but the simplest problems is the fact that the CPU remains idle most of the time. The ANTs solution to this problem is a simple mechanism that permits easy access to shared resources without significant blocking or context switching overhead. As CPU's have gotten faster and network bandwidth has grown ever greater, the only limitations on the performance of the network have become latency (the time between a request and a response) and blocking. These are the problems ANTs believes it has solved. We have developed an elegant solution to the primary roadblocks that have prevented hardware from running efficiently. This solution is a proprietary non-locking parallel architecture that avoids almost all locking and latching. It features Asynchronous Non-preemptive Tasks (hence the name ANTs).

      ANTs technology should benefit such diverse businesses as inventory control, supply chain management, high transaction rate retailing, credit banking and other applications where the volumes are high or the latencies are significant.

      As network performance improves, ANTs ability to reduce latency and blocking should become more important as a percentage of the total cost of computing. In a conventional network, locks held during communication dominate performance. ANTs technology should reduce this locking or contention by more than 99% in some cases, possibly reducing the associated latency and costs related to this latency by the same factor.

      The same blocking that reduces network performance also reduces individual server performance. Current technology requires locks and blocking (waiting for lock release) to coordinate the use and updating of common data. The difficulty with blocking is that it makes contention for common resources and associated costs very high. Although some blocking may be required by the logic of the program being used, almost all blocking is to maintain order in program flow. ANTs technology should eliminate the need for this second kind of blocking.

      We believe that our software will be compatible with several major operating systems and database language.

      Markets, Product Strategy and Market Entry

      The ANTs Data Server is being designed to speed up access to data by many concurrent users. Therefore, we believe it will perform very well in OLTP or similar environments in which many clients are competing to query and update a database. At the other extreme, ANTs would probably have no performance advantage if there were but a single client computer connected to a network. ANTs is not designed for Decision Support or Data Warehousing applications involving queries against a read-only database -- there are faster existing solutions for those applications. However, the ANTs server should enable updatable data warehouses, which keep their data up-to-the-minute.

      The ANTs server should be deployed in situations involving heavy concurrent access to changing data. In such situations, its non-locking parallel architecture should make it many times faster than conventional database systems. Possible applications include:

      o Manufacturing Automation. Real time updates that stream in from multiple locations. A database server here should be fast enough to process all updates, and support queries as well.

      o Web Commerce. A well-known "three tier" architecture that uses a web server or application server as the middle tier between client web browsers and a database back end. Such a system can be scaled up by adding multiple application servers; however all of them will still need to use a single common database. (Multiple databases would usually either partition the data, and thereby make data access and management difficult, or would replicate the data and thereby suffer a performance penalty.) And since application servers typically pool multiple connections to the database, even a single application server does a limited amount of concurrent access.

      o Traditional OLTP. Multiple data-entry terminals, which are updating information in a master database.

      o Reservation Systems. Large numbers of concurrent users are contending for limited resources such as airline seats or hotel rooms.

      o Financial Services. Brokerage transactions in real time or banking cash management.

      We are currently working with two marketing analysis firms in an attempt to determine the best market entry strategy for our products and services. We are encouraged by a test we conducted in December 2000 in which the ANTs database server outperformed a leading relational database server by a factor of 3000%. We are now working to identify a beta customer with whom we may test our value proposition and who may be able to benefit from the increased performance we hope to provide.

      Technology and Intellectual Property

      We do not believe that increases in processing power or memory will achieve major improvements in speed, efficiency, distributability and scalability for most computers. Rather we believe that improvements in the way computers work, not how hard they work, are what is needed.

      We believe that the ANTs server will be much faster than a traditional RDBMS at concurrent access because it should be able to avoid almost all locking and latching. All CPUs in the multiprocessor ANTs server are intended to be kept fully busy under heavy load.

      At a low level, ANTs avoids "latching" by use of carefully designed data structures for indexing and other purposes. These data structures can be accessed and even modified by multiple concurrent tasks, without any need for latching. Conventional parallel software controls access to shared resources via "critical sections" or other latching techniques, which allow only one task at a time into the data structure. But if the number of concurrent tasks is allowed to grow, the shared resources become a greater and greater bottleneck, with more and more tasks forced to wait their turn to use them. None of this should happen with ANTs technology. Shared data structures in ANTs are fully and independently shared by as many concurrent tasks as need them. We believe that this in itself can have a huge impact on processing performance.

      At a higher level, conventional database locking is usually unnecessary for updates while using ANTs technology. As with other modern database systems, the ANTs Data Server supports row-level locking, and the ANTs server will lock a row when deleting the row. Updates of rows, however, require no restrictive locking, except in certain rare cases of conflicting updates. And ANTs never uses read locks, so read operations can always proceed unimpeded.

      Addition and subtraction updates, i.e. adding a constant to a numeric field, are always performed against lower and upper limits. These can be explicit constraints defined in the database schema, or (if no constraint is specified) the largest negative and positive number for the given numeric type. So not only should basic arithmetic operations in ANTs be very fast, they should also automatically be protected against arithmetic overflows. Or, if the application requires a constraint to be enforced on the number, this should be able to be done at no performance cost whatsoever.

      We use several separate proprietary technologies, all of which we believe must be present to achieve results comparable to ANTS. We have been granted three patents: U.S. Patents No. 4,484,262 (granted on November 20, 1984) and No. 4,707,781 (granted on November 17, 1987) on our Shared Memory Computer Method and Apparatus, and U.S. Patent No. 5,438,680 (granted on August 1, 1995) on our Method and Apparatus for Enhancing Concurrency in a Parallel Digital Computer. We also have four patent applications that were filed in 2000 and are pending (serial numbers 09/701,797, 09/729,515, 09/729,515, and 09/729,738, and we are
currently working on five additional applications, which we anticipate filing by May 1, 2001. We also claim certain copyright, trade secret and trademark protection in aspects of our business and technology and new intellectual property is under development on an ongoing basis.

      Competition

      At present, we have no knowledge of any company directly seeking, as we do, to provide accelerated database performance across the entire range of transaction processing. Nor do we know of any company utilizing the non-locking approach of our technology as described in our issued patents and patents pending.

      Although we believe that application providers are working with hardware and database vendors to improve performance, we believe that very large performance problems remain. No matter how much hardware or bandwidth is dedicated to these problems, we do not believe that these problems will go away because of the obstacles that are created by synchronous preemptive tasking architecture.

      We believe that our technology is superior and will yield better performance gains than those technologies due to our non-locking and asynchronous interaction with currently installed applications, hardware, and database systems, and we are actively working with our market analysis firms to quantify these advantages.

Item 2. Description of Property.

      Our headquarters are currently located at 801 Mahler Road, Suite G, Burlingame, California. In the last half of 2000 we increased our space by 50%, and we now occupy approximately 5000 square feet. We believe that our facilities are adequate for our present needs and our near term growth, and that additional facilities will be available at acceptable rates as we need them.

Item 3. Legal Proceedings.

      The law firm of Hughes, Hubbard & Reed ("HHR") filed suit against us in California Superior Court claiming that a contract allegedly entered into between HH&R and us in June 1988 had been breached by us. They claimed that the terms of the alleged contract entitled them to a 20% bonus premium for legal fees billed by them between 1993 and 1996 and that such premium was payable in shares of our stock. HHR demanded issuance of 436,864 shares of our stock to them and approximately $220,000 in satisfaction of our alleged obligation. We filed an answer denying liability and filed a counterclaim for breach of fiduciary duty. We believe that we are currently in the final stages of settlement negotiations and we are going to try to continue to resolve this dispute.

      In January 2000, the Securities and Exchange Commission (the "SEC") issued an order that a private investigation be made to determine whether any persons or entities had made false or misleading statements regarding the value of our stock in postings made on Internet investor bulletin boards. We have cooperated fully with the SEC's investigation.

      In March 2001, we were informed that the staff of the SEC is considering recommending that the SEC bring a civil injunction action on matters unrelated to the bulletin board postings. The events underlying the contemplated action all occurred more than 12 months ago. We are in the process of assessing the information provided to us by the SEC.

      The contemplated action concerns Sections 10(b) and 13(a) of the Securities and Exchange Act of 1934 and Rules 10b-5, 12b-25, 13a-1 and 13a-13 thereunder. The SEC informed our counsel that such contemplated action apparently relates to claims that:

      (i) we incorrectly identified an individual as a director in a January 2000 registration statement on form S-8;

      We believe that this item (i) refers to our identification of Dr. Peter Patton as a director. Dr. Patton has apparently claimed that he was never a member of our Board of Directors. Nonetheless, several past employees and officers of ours were in attendance at Board meetings at which Dr. Patton was present and functioned as a director.

      (ii) we failed to disclose a 1996-97 legal proceeding in the Company's 1999 registration statement on form 10-SB;

      We believe that this item (ii) refers to an attempt, approximately 4 years ago, by creditors of ours to have us declared involuntarily bankrupt. At our request, the bankruptcy proceeding was dismissed by the bankruptcy court three months after it was initiated.

      (iii) we failed to file periodic reports from 1988 to 1999;

      We believe that we were not required to file periodic reports during the period in question in item (iii) because, during substantially all of this period, we had assets below the threshold for reporting companies. Notwithstanding the foregoing, we are still investigating our historical reporting requirements.

      (iv) a former director of the Company signed a consent in the Company's January 2000 registration statement on form S-8 that should have been signed by the Company's auditor.

      We believe that this item (iv) refers to a mistake our former counsel made in allowing our then-President to sign a consent to release our then-auditor's financial statements and opinion. Our counsel withdrew the filing two days after it was made, and said that the "Registration Statement was inadvertently filed prior to its completion." In fact, the electronic filing did not match the physical document actually signed, since our then-President crossed out the reference to himself as a "CPA".

      The staff of the SEC invited us to provide a submission explaining why the contemplated action should not be brought and we intend to do so. We will continue to work with the SEC to resolve these matters as quickly as possible.

      In April 2000, we filed a lawsuit in California Superior Court, in the County of San Diego, against several persons, some of whose names are not yet known. This lawsuit asserted claims of libel for which we believe we were subject to, which were made in the chat rooms of the Internet site http://www.ragingbull.com. We reached a settlement with one individual defendant who consented to the entry of a judgment of permanent injunction against making false statements about our company and other relief. On February 1, 2001, the Court entered a Final Judgment of Permanent Injunction against such defendant and a Stipulation of Dismissal without prejudice as to the other defendants.

      We were a defendant in a case entitled Hubert P. Lauffs v. Mosaic Multisoft Corporation. In March 2000, we won this case on summary judgment. The plaintiffs filed an appeal of the summary judgment ruling. We believe the appeal to be without merit, but there can be no assurance that the appellate court will not reverse the lower court's ruling. Additionally, we have filed an action for malicious prosecution against the plaintiffs in this case. Since May 4, 2000, the malicious prosecution has been stayed pending the resolution of the appeal.

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to our shareholders from October 1, 2000 to December 31, 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Our common equity is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "ANTS".

      The following is the range of high and low closing prices of our stock, for the periods indicated below. This information was obtained from Yahoo! Finance Historical Quotes, and can be found at the following Internet address: http://chart.yahoo.com/d.

                                                    High                Low

November 1, 2000 to December 31, 2000               7.25                2
Quarter Ended October 31, 2000                      14.9375             6.9375
Quarter Ended July 31, 2000                         16.625              5.50

Quarter Ended April 30, 2000                        41.375              9.50
Quarter Ended January 31, 2000                      33                  13.50
Quarter Ended October 31, 1999                      8.35                1
Quarter Ended July 30, 1999                         1.6562              0.9375

Quarter Ended April 30, 1999                        1.875               1.5
Quarter Ended January 31, 1999                      2.25                1.6875
Quarter Ended October 31, 1998                      Not Available
Quarter Ended July 30, 1998                         Not Available

      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and many not represent actual transactions.

      As of March 15, 2001 there were 2,483 holders of record of our common stock.

      In December 2000, we sold to accredited investors, through a private offering, 925,000 units, at a price of $2.00 per unit (the "Units"), with each Unit consisting of (i) One (1) share of Common Stock of the Company, (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of Three Dollars ($3.00), exercisable until April 30, 2001, and
(iii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of Four Dollars ($4.00), exercisable until August 31, 2001. This offering is still ongoing. On December 31, 2000, the total gross proceeds of the offering were $1,850,000 and commissions payable in connection with this offering were $35,000. The sales of these securities are made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Item 6. Management's Plan of Operation.

      We are engaged in the development and marketing of a proprietary, software technology that is intended to significantly improve the speed at which computers can process database transactions. Our operations currently consist of research and development of our asynchronous non-pre-emptive tasking software technology ("ANTs technology"), marketing our technology to potential customers and partners, personnel recruiting, and capital raising. We have not realized any revenues to date.

      Our operations over the next six months will primarily consist of continued research and development of our proprietary software technologies. Research and development will be focused initially upon developing a prototype system utilizing and demonstrating the capabilities of our technology. We anticipate this prototype system to be completed during the third quarter of calendar 2001. Thereafter, research and development will be directed towards developing initial customer applications utilizing our technology. General commercial applications utilizing our technology are expected to be available by the end of calendar 2001.

      The majority of our operating expenses and costs over the next three to six months are expected to be for and in connection with existing and additional personnel. We currently have fourteen fulltime employees and two consultants, and we are recruiting additional personnel. We view the recruitment of additional qualified technical personnel as essential to the further development and commercialization of our proprietary technologies. Should we be successful in our recruitment efforts, we expect that our personnel and other operating costs will increase significantly over current levels.

      We believe that additional sources of financing can be secured to enable us to complete the development and commercialization of our proprietary technologies, although there is no assurance of our ability to do so.

      General and Administrative

      General and administrative expenses increased from $1,570,183 during the year ended April 30, 2000 to $2,982,838 for the eight months ended December 31, 2000. We expect that our general and administrative expenses will continue to increase as additional staff is recruited. We intend to continue to focus significant resources on recruiting additional personnel for engineering, technical development, marketing and administrative roles. There can be no assurances that we will be able to recruit the appropriate personnel necessary for the development of our products.

      Research and Development

      We incurred research and development expenses of approximately $1,155,751 during the eight months ended December 31, 2000. These expenses are related to the research, testing and product development of our proprietary software.

      Notes Receivable from Officers for Stock Purchases

      Notes receivable from officers for stock purchases decreased during the eight months ended December 31, 2000 from $337,500 to $180,000. We forgave one-fifth, $45,000, of the note receivable from our former President in satisfaction of our obligations pursuant to the terms of his employment agreement. In addition, a former Managing Director settled his outstanding note of $112,500 by tendering to us 10,436 shares of our stock at the fair market value as of the date of such tender equal to the outstanding balance of his note.

      Capital and Liquidity Resources

      We anticipate significantly increasing expenditures over the coming months as we continue to develop our technology. We do not expect to realize any revenues through calendar year 2001. Our cash balance as of December 31, 2000 was approximately $ 2.6 million, which we believe will be adequate to fund our activities through August, 2001 at our current rate of spending. There can be no assurance that our continued product development and infrastructure development will not require a much higher rate of spending. We are currently seeking investment from additional investors to support continued operations, although there can be no assurance that we will be able to obtain such investment.

Item 7. Financial Statements.

      See the Consolidated Financial Statements annexed hereto.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      We incorporate by reference the Form 8-K filed with the SEC on January 31, 2000 and Form 8-K/A filed with the SEC on April 3, 2000, disclosing the resignation of Jaak Olesk, CPA our former auditor.

Previous independent accountants

      (i) On March 15, 2001, we informed Farber & Hass, LLP that we wanted to change our independent accountants.

      (ii) The report of Farber & Hass, LLP on the financial statements as of and for the year ended April 30, 2000 and for the eight month transition period from May 1, 2000 to December 31, 2000 do not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. Both Farber & Hass audit reports at April 30, 2000 and December 31, 2000 contained a "going concern" paragraph that expressed doubt about our ability to continue operations as a going concern.

      (iii) The decision to change accountants was not recommended by our Audit Committee or our Board of Directors.

      (iv) In connection with their audits for the year ending April 30, 2000 and for the transition period from May 1, 2000 to December 31, 2000, there have been no disagreements with Farber & Hass, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Farber & Hass, LLP would have caused them to make reference thereto in their reports on the financial statements for such years.

      (v) During the two most recent fiscal years and through March 15, 2001, there have been no reportable events of the type described in Regulation S-B
Item 304(a)(1)(iv)(B).

      (vi) On March 15, 2001, we furnished the information contained in this
Item 8 to Farber & Hass, LLP.

      (vii) Farber & Hass, LLP furnished us a letter dated March 20, 2001 addressed to the Securities and Exchange Commission stating that it agreed with the above statements.

New independent accountants

      We engaged Burr, Pilger & Mayer, LLP as our new independent accountants as of March 19, 2001.

      During the two most recent fiscal years and through March 19, 2001, we have not consulted with Burr, Pilger & Mayer, LLP regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or (ii) the type of audit opinion that might be rendered on our financial statements, or (iii) written or oral advice provided to us that we considered was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue; or (iv) any matter that was the subject of a disagreement or event of the type described in Item 304(a)(1)(iv) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth information with respect to our current executive officers and directors.

           Name                           Age       Position

Francis K. Ruotolo........................63        Chairman, President, Chief Executive Officer and
                                                    Acting Chief Financial Officer
                                                    Class 3 Director, term expires in 2003

Papken S. Der Torossian...................62        Class 3 Director, term expires in 2003

John R. Gaulding..........................55        Class 3 Director, term expires in 2003

Homer G. Dunn.............................60        Class 2 Director, term expires in 2002

Clive G. Whittenbury, Ph.D................67        Class 2 Director, term expires in 2002

Thomas Holt...............................55        Class 1 Director, term expires in 2001

Richard J. Lee............................48        Class 1 Director, term expires in 2001

Clifford Hersh............................53        Managing Director, Technology Development and Chief Scientist

John Williams, Ph.D.......................61        Secretary and Executive Vice President and
                                                    Managing Director of Quality Assurance and Operations

Francis K. Ruotolo, Age 63
Chairman, President, Chief Executive Officer, and Acting Chief Financial Officer

      Frank Ruotolo became Chairman of the Board, Chief Executive Officer and President in January 2001. Prior to that time, he was a member of the Board of Advisors. Most recently, he was a director in the consulting practice of Deloitte & Touche. Mr. Ruotolo holds a BA degree in English/Journalism from Northeastern University, Boston, MA, and is a member of the Northeastern University National Council.

Papken S. Der Torossian, Age 62

      Papken S. Der Torossian joined the Company's Board of Directors in March 2001. Mr. Der Torossian currently serves as Chairman of the Board of Directors and Chief Executive Officer for Silicon Valley Group, Inc. (SVGI). He joined SVGI in 1984 as President and became CEO in 1986. In 1991, Mr. Der Torossian was appointed SVGI's Chairman of the Board. Mr. Der Torossian holds a B.S.M.E. degree from MIT and a M.S.M.E. degree from Stanford University.

John R. Gaulding, Age 55

      John R. Gaulding joined the Company's Board of Directors in January 2001. John R. Gaulding is a private investor and consultant in the fields of strategy and organization. Most recently, he served as a Senior Advisor to Deloitte Consulting specializing in e-Business strategy with responsibility for advising such clients as Hewlett Packard, 3Com, Bergen Brunswig, Longs Drugstores, SCE, and PG&E.

Homer G. Dunn, Age 60

      Homer G. Dunn joined the Company's Board of Directors in January 2001. Mr. Dunn has almost 35 years of business experience encompassing sales, marketing, product management, and consulting. At present, he is Chairman and Founder of Nonstop Solutions Corporation, a leading provider of demand chain optimization technology, information and services solutions to manufacturers, wholesale distributors and retailers.

Clive G. Whittenbury, Ph.D., Age 67

      Dr. Whittenbury joined the Board of Directors in April 2000. He is on the Board of several companies, including the Erickson Group, Ltd., ZeroPlus.com Inc., and RGB Spectrum. He is a Consultant to the University of California for Lawrence Livermore National Laboratory and a member of its National Ignition Facility Programs Review Committee.

Thomas Holt, Age 55

      Thomas Holt joined the Company's Board of Directors in November 2000. Mr. Holt is currently Vice President and CIO for Lucent's Services organization. Mr. Holt was VP of Information Services and Chief Information Officer at International Network Services ("INS") from May 1997 before its merger with Lucent. He has also acted as VP of MIS and CIO at Informix and held senior positions at Motorola after starting his career with IBM.

Richard J. Lee, Age 48

      Mr. Lee joined the Board of Directors in August 2000. Prior to that time, he was a member of the Board of Advisors. Mr. Lee is a consultant in executive and organization development. Mr. Lee held positions at Silicon Graphics, 3Com and Advanced Micro Devices in management and organization development prior to starting his consulting practice.

Clifford Hersh, Age 52
Managing Director and Chief Scientist

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

John Williams, Ph.D., Age 61
Secretary and Executive Vice President and Managing Director of Quality Assurance and Operations

      Dr. Williams joined the Company in January 2000. Before joining the Company, Dr. Williams served on the Company's Board of Directors and Advisory Board and was a senior researcher at the IBM Almaden Research Center in San Jose, California. He has been a member of the computer science faculties of Cornell, Stanford, and UC Berkeley. Dr. Williams holds bachelor and master degrees in Mathematics and a doctorate in Computer Science from the University of Wisconsin.

      Our Bylaws provide that the Board of Directors is divided into three classes, each nearly as equal in number as possible, so that each director will serve for three years, with one class of directors being elected each year. The Board is currently comprised of two Class 1 Directors, two Class 2 Directors and three Class 3 Directors. The terms of the Class 1, Class 2 and Class 3 Directors expire at the end of each respective three-year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each fiscal year. The term of the present Class 1 Directors ends at the annual meeting of the stockholders for the year ending December 31, 2000.

Compliance with Section 16(a) of the Exchange Act of 1934

      To the best of our knowledge, Dr. Clive Whittenbury, Mr. Richard Lee, Dr. John Williams, Mr. Miles Mochizuki, Mr. John L. Crary and Mr. Frederick D. Pettit did not file a Form 3 to report their appointment to our Board of Directors or as an officer of our Company. However, all of the above officers and directors, other than Miles Mochizuki, were granted options or warrants by us and to the best of our knowledge reported such grants on Form 5 filed for the eight-month transition period ending December 31, 2000. Such grants were approved by our Board of Directors. To the best of our knowledge, Ms. Alison Hicks did not file a Form 4 to report the exercise of part of a warrant on or about November 8, 1999 for 200,000 shares of common stock and the exercise of the remaining shares under such warrant on or about June 6, 2000 for an additional 200,000 shares of common stock.

Item 10. Executive Compensation

Summary Compensation Table

      This Table sets forth the annual compensation for the three most recent completed fiscal years and the eight-month transition period (the "Transition Period") of the named officers who were serving as executive officers during the Transition Period or at the end of the Transition Period.

                                              Annual compensation                           Long term compensation
                                 --------------------------------------------   ----------------------------------------------------

                                                                                            Award                  Payouts
                                                                                ----------------------------------------------------

                                                                                                Securities
Name and principal                                               Other Annual   Restricted      underlying     LTIP     All other
position                         Year         Salary     Bonus   compensation   stock award(s)  options/SARs   payouts  compensation
------------------------------------------------------------------------------------------------------------------------------------
Frederick D. Pettit (2)          2000 (1)    $198,493      --         --             --                --        --     $58,140 (3)
Chief Executive Officer          2000        $300,000      --         --             --           300,000        --          --
and Chairman of the              1999              --      --         --             --                --        --          --
Board                            1998              --      --         --             --                --        --          --

John H. Williams (4)             2000 (1)    $ 66,666      --         --             --           360,000        --     $20,382 (5)
Chief Executive Officer          2000              --      --         --             --                --        --     $10,400 (5)
and Executive Vice               1999              --      --         --             --                --        --          --
President, Quality               1998              --      --         --             --                --        --          --
Assurance and
Operations

Clifford Hersh                   2000 (1)    $133,333      --         --             --           120,000        --          --
Executive Vice                   2000        $200,000      --         --             --                --        --          --
President                        1999              --      --         --             --           200,000        --          --
and Chief Scientist              1998              --      --         --             --           400,000        --          --

William J. Peichel (6)           2000 (1)          --      --         --             --                --        --     $30,073 (7)
Chief Financial Officer and      2000              --      --         --             --                --        --          --
Secretary                        1999              --      --         --             --                --        --          --
                                 1998              --      --         --             --                --        --          --

Thomas Binford (8)               2000 (1)    $133,333      --         --             --           360,000        --          --
Executive Vice                   2000        $200,000      --         --             --                --        --          --
President                        1999              --      --         --             --                --        --          --
and Chief Technology             1998              --      --         --             --                --        --          --
Officer

Joan Cronin (9)                  2000 (1)    $133,333      --         --             --           360,000        --          --
Executive Vice                   2000        $200,000      --         --             --                --        --          --
President,                       1999              --      --         --             --                --        --          --
Human Resources                  1998              --      --         --             --                --        --          --


----------
(1) Represents the Transition Period from May 1, 2000 to December 31, 2000.

(2) Mr. Pettit was appointed on July 1, 1999 and he resigned as Chief Executive Officer, President and a director on December 12, 2000.
(3) In August 2000, we forgave $45,000 (one fifth) plus interest, of a note receivable from Mr. Pettit.
(4) Dr. Williams served as interim Chief Executive Officer from December 12, 2000 to January 8, 2001.
(5) Represents compensation for consulting services rendered by Dr. Williams before he became an employee of the Company.
(6) Mr. Peichel consulted with the Company from November 2000 through January 2001.
(7) Represents compensation for consulting services.
(8) Mr. Binford resigned on January 23, 2001.
(9) Ms. Cronin resigned on March 2, 2001.

Option/SAR grants in transition period

      The following table sets forth certain information concerning grants of options and warrants to purchase shares of Common Stock of the Company made during the Transition Period to the executive officers named in the Summary Compensation Table.

Name                       Number of           Percent of total             Per share           Expiration date
                           securities          options/SARs                 exercise price
                           underlying          granted to employees         (2)
                           options/ SARs       in transition period
                           granted             (1)
John H. Williams           50,000              2.89                         $5.50               04/04/2005
John H. Williams           250,000             14.45                        $10.50              08/09/2005
John H. Williams           60,000              3.47                         $3.00               12/12/2010
Clifford Hersh             120,000             6.94                         $3.00               12/12/2010
Thomas Binford             60,000 (3)          3.47                         $3.00               12/12/2010
Joan Cronin                300,000             17.35                        $5.50               03/16/2005
Joan Cronin                60,000              3.47                         $3.00               12/12/2010

(1) During the Transition Period, the Company granted to its employees options and warrants covering 1,729,200 shares of Common Stock.

(2) The exercise price is equal to the closing sale price of the Common Stock of the Company traded on the Over the Counter Bulletin Board on the grant date.

(3) Mr. Binford resigned before any of his options vested and the option expired unexercised.

Repricing of Warrants

      On May 23, 2000, we cancelled certain Warrants for the following officers, directors and employees and regranted the same officers, directors and employees warrants exercisable at the then-current fair market value of $5.50 per share. The beneficiaries of this cancellation and regrant program were Clive G. Whittenbury, Frank Ruotolo, Gopal Kankanhalli, Hokon Choe, Ione Binford, Jeffrey Spirn, Joan Cronin, John Williams, Julian Davidson, Robert Mountain, Rosalind Ferrara and Sushmeeta N. Manivasager. We recorded compensation expense of $3,767,654 in connection with the cancellation and regrant program.

Director Compensation

      Directors who are employees of our Company do not receive any compensation for service on the Board. We do not currently pay any cash compensation to non-employee directors. We generally grant options or warrants to purchase up to 75,000 shares of Common Stock to our non-employee directors, subject to a two-year vesting schedule. We paid consulting fees in the amount of $15,750 to Mr. Richard Lee for consulting services rendered in June 2000.

Separation Agreement

      On January 8, 2001, we entered into a Separation Agreement with Mr. Ruotolo pursuant to which we agreed to pay Mr. Ruotolo his salary for a period of six months following the termination of his employment in the event Mr. Ruotolo terminates his employment for Good Cause or in the event we terminate Mr. Ruotolo's employment without Cause. We also agreed to continue to pay Mr. Ruotolo his salary for a period of 24 months in the event of a Corporate Transaction (a merger or acquisition in which we are not the surviving entity, the sale of all or substantially all of our assets, or any reverse merger in which we remain the surviving entity) where the consideration received by us is less than five dollars ($5.00) per share on a full dilution and full conversion basis and where the successor company does not offer Mr. Ruotolo a position of similar title, office and responsibilities and equal salary, to the position held and salary received by Mr. Ruotolo with us immediately prior to such Corporate Transaction.

      Under this Agreement Good Cause is defined as (i) a decrease in Mr. Ruotolo's compensation of greater than twenty-five percent (25%) of his compensation (x) immediately prior to such decrease or (y) in the aggregate over a period not exceeding two years (not including any decrease in compensation that is applied to each of our executive officers equally), (ii) a material change in Mr. Ruotolo's corporate position, title or responsibilities, or (iii) the relocation of our principal offices more than 80 miles from their present location without Mr. Ruotolo's consent. Termination of Mr. Ruotolo's employment is deemed to be "for Cause" in the event that Mr. Ruotolo (i) violates any material provisions of the Letter Agreement by which he was employed, the Separation Agreement or our standard form of Proprietary Information and Inventions Agreement, (ii) is charged with or indicted for a felony, any criminal act other than minor traffic violations, or (iii) commits any act of willful misconduct, gross negligence, or dereliction of his duties under the Separation Agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership by Beneficial Owners

           The following table sets forth, as of March 15, 2001, information regarding ownership of our common stock by any person or entity, known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock. The percentages are calculated on the basis of the amount of outstanding shares of Common Stock on March 15, 2001 which is 14,620,538 plus, for each person, any securities that person has the right to acquire within 60 days following March 15, 2001 pursuant to options or warrants.

                                                        Amount and Nature
                                                          of Beneficial           Percent of
         Name and Address of Beneficial Owner               Ownership               Class
         ------------------------------------               ---------               -----
Donald R. Hutton, 10995 Boas Road
Sidney, B. C. Canada V8L 5J1...........................    3,602,500 (1)             23.82

Alison B. Hicks, 10995 Boas Road
Sidney, B. C. Canada V8L 5J1...........................    3,602,500 (2)             23.82

Whistler Design, 94 Dowdeswell Street
Box N-75-71, Nassau....................................    2,502,500                 17.12


----------
(1) Includes 200,000 shares of Common Stock owned by Mr. Hutton, 2,502,500 shares of Common Stock in the name of Whistler Design, controlled by Mr. Hutton, 400,000 shares of Common Stock in the name of Ms. Alison B. Hicks, Mr. Hutton's spouse, and a fully vested Warrant held by Mr. Hutton to purchase up to 500,000 shares of common stock; does not include 90,000 shares of Common Stock which Mr. Hutton held in joint tenancy with Ms. Josephine C. Hutton and for which Mr. Hutton has disclaimed any beneficial interest in or ownership of such shares.

(2) Includes 400,000 shares of Common Stock owned by Ms. Hicks, 2,502,500 shares of Common Stock in the name of Whistler Design, controlled by Donald R. Hutton, Ms. Hicks' spouse, 200,000 shares of Common Stock in the name of Mr. Hutton, and a fully vested Warrant held by Mr. Hutton to purchase up to 500,000 shares of Common Stock; does not include 90,000 shares of Common Stock which Mr. Hutton held in joint tenancy with Ms. Josephine C. Hutton and for which Mr. Hutton has disclaimed any beneficial interest in or ownership of such shares.

Security Ownership by Directors and Executive Officers

      The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 15, 2001, by each of our directors and executive officers. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of Common Stock. The percentages are calculated on the basis of the amount of outstanding shares of Common Stock on March 15, 2001 which is 14,620,538 plus, for each person, any securities that person has the right to acquire within 60 days following March 15, 2001 pursuant to options or warrants.

                                                         Shares of
                                                         Common
                                                         Stock
                                                         Beneficially   Percent
           Name and Address of Beneficial Owner (1)      Owned          of Class
                                                         -----          --------

Directors and Nominees for Director

   Francis K. Ruotolo.................................   775,000 (2)    5.03
   Clive G. Whittenbury...............................    75,000 (3)       *
   Richard Lee........................................    75,000 (4)       *
   Thomas Holt........................................    75,000 (5)       *
   John R. Gaulding...................................    75,000 (6)       *
   Homer G. Dunn......................................    75,000 (7)       *
   Papken S. Der Torossian............................    75,000 (8)       *

Executive Officers

   Clifford Hersh.....................................    720,000(9)    4.69
   John Williams......................................    560,000(10)   3.69
   9 directors and executive officers as a group......  2,505,000      14.63

----------
* means less than 1%
(1) Unless otherwise indicated, the address of each director and officer is c/o ANTs software inc., 801 Mahler Road, Suite G, Burlingame, CA 94010.
(2) Includes a Warrant to purchase up to 25,000 shares of Common Stock and an Option to purchase up to 750,000 shares of Common Stock. Mr. Ruotolo can acquire 17,710 shares from his Warrant and 125,100 shares from his Option in the next 60 days . Mr. Ruotolo may also purchase the remaining shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares.
(3) Includes a Warrant to purchase up to 50,000 shares of Common Stock and an Option to purchase up to 25,000 shares of Common Stock. Dr. Whittenbury can acquire 35,416 shares from his Warrant and 4,167 shares from his Option in the next 60 days. Dr. Whittenbury may also purchase the remaining shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. The address of Dr. Whittenbury is 511 Trinity Avenue, Yuba City, CA 95991.

(4) Includes two Warrants to purchase up to 25,000 shares of Common Stock and an Option to Purchase up to 25,000 shares of Common Stock. Mr. Lee can acquire 11,459 shares from his first Warrant, 9,375 shares from his second Warrant and 4,167 shares from his Option in the next 60 days. Mr. Lee may also purchase the remaining shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. The address of Mr. Lee is 30 Palmer Lane, Portola Valley, CA 94028.
(5) Includes an Option to purchase up to 50,000 shares of Common Stock and a second Option to purchase up to 25,000 shares of Common Stock. Mr. Holt can acquire 12,501 shares from his first Option and 4,167 shares from his second Option in the next 60 days. Mr. Holt may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. The address of Mr. Holt is 203 Montclair Road, Los Gatos, CA 95032.
(6) Includes an Option to purchase up to 75,000 shares of Common Stock. Mr. Gaulding can acquire 9,375 shares from his Option in the next 60 days. Mr. Gaulding may also purchase the remaining shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. The address of Mr. Gaulding is 115 Margarita Dr., San Rafael, CA 94901.
(7) Includes an Option to purchase up to 75,000 shares of Common Stock. Mr. Dunn can acquire 9,375 shares from his Option in the next 60 days. Mr. Dunn may also purchase the remaining shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. The address of Mr. Dunn is Non Stop Solutions, 235 Montgomery Street, 13th Floor, San Francisco, CA 94014.
(8) Includes an Option to purchase up to 75,000 shares of Common Stock. Mr. Der Torossian can acquire 6,250 shares from his Option in the next 60 days. Mr. Der Torissian may also purchase the remaining shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. The address of Mr. Der Torossian is Silicon Valley Group, Inc., 101 Metro Drive, Suite 400, San Jose, CA 95110.
(9) Includes two fully vested Warrants to purchase an aggregate of up to 600,000 shares of Common Stock and an Option to purchase up to 120,000 shares of Common Stock. Mr. Herch may acquire 600,000 shares of Common Stock under his Warrants in the next 60 days. Mr. Hersh may also acquire all the shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares.
(10) Includes a fully vested Warrant to purchase up to 50,000 shares of Common Stock, a Warrant to purchase up to 250,000 shares of Common Stock, an Option to purchase up to 60,000 shares of Common Stock and an Option to purchase up to 200,000 shares of Common Stock. Dr. Williams can acquire 50,000 shares of Common Stock from the first Warrant, 104,175 shares from his second Warrant and 116,672 shares from his second Option in the next 60 days. Dr. Williams may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares.

Item 12. Certain Relationships and Related Transactions.

      On January 11, 2001, we entered into an agreement with Mr. Frederick D. Pettit, our former President and Chief Executive Officer, in connection with which we agreed to forgive $45,000 (one fifth) plus interest, of a note receivable by Mr. Pettit on August 4, 2001 and on each 1 year anniversary thereof, until the entire amount of principal and interest have been discharged, and we agreed to pay Mr. Pettit the sum of $300,000, payable $75,000 per year for four (4) years on August 4 of each year.

Item 13. Exhibits and Reports on form 8-K.

      (a)   Exhibits

            3.1   Amended and Restated Certificate of Incorporation of the
                  Company
            3.2   Amended and Restated Bylaws of the Company
            10.1  2000 Stock Option Plan of the Company

            10.2 Agreement and Plan of Merger dated December 8, 2000 between ANTs software inc. and ANTs software.com
            10.3 Settlement Agreement and Full Release of All Claims dated January 11, 2001, between the Company and Frederick D. Pettit
            10.4 Separation Agreement dated January 8, 2001, between the Company and Francis K. Ruotolo
            10.5 Form of Indemnification Agreement signed with officers and directors of the Company
            10.6 Registration Agreement between the Company and Karen Buechler and Eric Scott Buechler dated September 15, 2000
            10.7 Registration Agreement between the Company and Arcade Investment Limited dated September 7, 2000
            10.8 Amended Agreement between the Company and Arcade Investment dated October 6, 2000
            10.9 Form of Registration Agreement between the Company and each of Discount Bank and Trust Company, Lemanik Sicav Convertible Bond, and Pershing Keen Nominees
            16.   Letter of Farber & Hass LLP
            24.   Letter of Consent from Auditor Farber & Hass LLP

      (b)   Reports on Form 8-K

      No reports on Form 8-K were filed from October 1, 2000 to December 31,
2000.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of the 20th day of March 2001 by the undersigned, thereunto duly authorized.

                                        ANTs software inc.


                                        By /s/ Francis K. Ruotolo
                                           -------------------------------------
                                        Francis K. Ruotolo, Chairman,
                                        Chief Executive Officer, President and
                                        Acting Chief Financial Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 20, 2001.


                                        By /s/ Francis K. Ruotolo
                                           -------------------------------------
                                        Francis K. Ruotolo, Chairman,
                                        Chief Executive Officer, President and
                                        Acting Chief Financial Officer

                                        Date March 20, 2001
                                             -----------------------------------

                                        DIRECTORS


                                        By /s/ Francis K. Ruotolo
                                           -------------------------------------
                                        Francis K. Ruotolo, Chairman of the
                                        Board Of Directors

                                        Date March 20, 2001
                                             -----------------------------------


                                        By /s/ Papken S. Der Torossian
                                           -------------------------------------
                                        Papken S. Der Torossian, Director

                                        Date March 20, 2001
                                             -----------------------------------

                                        By  /s/ Homer G. Dunn
                                           -------------------------------------
                                        Homer G. Dunn, Director

                                        Date March 20, 2001
                                             -----------------------------------


                                        By /s/ John R. Gaulding
                                           -------------------------------------
                                        John R. Gaulding, Director

                                        Date March 20, 2001
                                             -----------------------------------


                                        By /s/ Thomas Holt
                                           -------------------------------------
                                        Thomas Holt, Director

                                        Date March 20, 2001
                                             -----------------------------------


                                        By   /s/ Richard J. Lee
                                           -------------------------------------
                                        Richard J. Lee, Director

                                        Date March 20, 2001
                                             -----------------------------------


                                        By  /s/ Clive G. Whittenbury
                                           -------------------------------------
                                        Clive G. Whittenbury, Director

                                        Date March 20, 2001
                                             -----------------------------------

                               ANTs software inc.
                          (formerly ANTs Software.com)

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

INDEPENDENT AUDITORS' REPORT                                          F-1 to F-2

FINANCIAL STATEMENTS:

Balance Sheet, December 31, 2000                                      F-3 to F-4

Statements of Operations
     For the Year Ended April 30, 2000 and
     For the Eight Months Ended December 31, 2000                            F-5

Statements of Stockholders' Equity
     For the Year Ended April 30, 2000 and
     For the Eight Months Ended December 31, 2000                     F-6 to F-7

Statements of Cash Flows
     For the Year Ended April 30, 2000 and
     For the Eight Months Ended December 31, 2000                     F-8 to F-9

Notes to Financial Statements                                       F-10 to F-16

--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of ANTs software inc.:

We have audited the accompanying balance sheet of ANTs software inc. (formerly ANTs Software.com) (the "Company") as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended April 30, 2000 and for the eight months ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of its operations and its cash flows for the year ended April 30, 2000 and for the eight months ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and expects to fully utilize its existing cash prior to December 31, 2001. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Farber & Hass LLP
Oxnard, California
February 9, 2001

ANTs software inc.
(formerly ANTs Software.com)

BALANCE SHEET
December 31, 2000
================================================================================

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $ 2,609,084
Interest receivable                                                       4,860
Prepaid insurance                                                       102,947
                                                                    -----------
Total current assets                                                  2,716,891
                                                                    -----------

PROPERTY AND EQUIPMENT:
Furniture and equipment                                                  26,372
Computers and software                                                  565,110
                                                                    -----------
Total property and equipment                                            591,482
Less accumulated depreciation                                           (65,278)
                                                                    -----------
Property and equipment, net                                             526,204
                                                                    -----------

OTHER ASSETS - Security deposits                                          3,700
                                                                    -----------

TOTAL ASSETS                                                        $ 3,246,795
                                                                    ===========

                                                                     (Continued)

ANTs software inc.
(formerly ANTs Software.com)

BALANCE SHEET - Continued
December 31, 2000
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                              $    231,052
Accrued legal fees                                                      258,742
Note payable                                                             29,981
                                                                   ------------
Total current liabilities                                               519,775
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 100,000,000 shares
  authorized; 13,082,038 shares issued and outstanding                   13,082
Common stock subscribed, 925,000 shares                               1,815,000
Treasury stock, at cost                                                (121,078)
Notes receivable from officer for stock purchases                      (180,000)
Additional paid-in capital                                           18,804,974
Accumulated deficit                                                 (17,604,958)
                                                                   ------------
Total stockholders' equity                                            2,727,020
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  3,246,795
                                                                   ============

See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

ANTs software inc.
(formerly ANTs Software.com)

STATEMENTS OF OPERATIONS
FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2000 AND
FOR THE YEAR ENDED APRIL 30, 2000
================================================================================

                                                 December 31          April 30
                                                ------------       ------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       $  2,982,838       $  1,570,183

RESEARCH AND DEVELOPMENT EXPENSES                  1,155,751            261,973

LOSS ON LEASE TERMINATION                            636,480

COMPENSATION EXPENSE - Warrant reprice             3,767,654
                                                ------------       ------------

LOSS FROM OPERATIONS                              (8,542,723)        (1,832,156)
                                                ------------       ------------

OTHER INCOME (EXPENSE):
Interest income                                       84,856             90,137
Interest expense                                     (10,164)              (173)
                                                ------------       ------------
Other income, net                                     74,692             89,964
                                                ------------       ------------

LOSS BEFORE INCOME TAXES                          (8,468,031)        (1,742,192)

INCOME TAXES                                             800                800
                                                ------------       ------------

NET LOSS                                        $ (8,468,831)      $ (1,742,992)
                                                ============       ============

BASIC LOSS PER COMMON SHARE                     $      (0.67)      $      (0.15)
                                                ============       ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              12,723,039         11,576,673
                                                ============       ============

See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

ANTs software inc.
(formerly ANTs Software.com)

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED APRIL 30, 2000 AND
FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2000
================================================================================

                                                                                   NOTES RECEIVABLE
                                             COMMON STOCK              COMMON        FROM OFFICERS
                                       ----------------------           STOCK          FOR STOCK         TREASURY
                                         SHARES        AMOUNT         SUBSCRIBED       PURCHASES           STOCK
                                         ------        ------         ----------       ---------           -----
BALANCE, APRIL 30, 1999                10,179,665     $10,180         $     -0-        $      -0-          $-0-

SHARES ISSUED FOR CASH IN
  PRIVATE PLACEMENTS                    1,911,000       1,911

STOCK SUBSCRIPTIONS                                                    119,500

STOCK ISSUED IN EXCHANGE FOR NOTES        450,000         450                           (337,500)

NET LOSS
                                       ----------      ------          -------          --------          ----

BALANCE, APRIL 30, 2000                12,540,665      12,541          119,500          (337,500)           -0-

                                       ADDITIONAL
                                         PAID-IN        ACCUMULATED
                                         CAPITAL         (DEFICIT)           TOTAL
                                         -------         ---------           -----
BALANCE, APRIL 30, 1999                $ 7,016,627     $ (7,393,135)     $  (366,328)

SHARES ISSUED FOR CASH IN
  PRIVATE PLACEMENTS                     5,883,490                         5,885,401

STOCK SUBSCRIPTIONS                                                          119,500

STOCK ISSUED IN EXCHANGE FOR NOTES            (450)                         (337,500)

NET LOSS                                                  (1,742,992)     (1,742,992)
                                         ----------       ----------       ---------

BALANCE, APRIL 30, 2000                  12,899,667       (9,136,127)      3,558,081

                                                                     (Continued)

ANTs software inc.
(formerly ANTs Software.com)

STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
FOR THE YEAR ENDED APRIL 30, 2000 AND
FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2000
================================================================================

                                                                                      NOTES RECEIVABLE
                                            COMMON STOCK                 COMMON         FROM OFFICERS
                                       ------------------------           STOCK           FOR STOCK        TREASURY
                                         SHARES          AMOUNT         SUBSCRIBED        PURCHASES          STOCK
                                         ------          ------         ----------        ---------          -----
BALANCE, APRIL 30, 2000                12,540,665        12,541           119,500         (337,500)               -0-

SHARES ISSUED FOR CASH IN PRIVATE
  PLACEMENT (SEPTEMBER 2000)              233,332           233

SUBSCRIBED STOCK ISSUED                    29,005            29          (119,500)

WARRANTS EXERCISED                        289,440           289

DECEMBER 2000 PRIVATE PLACEMENT                                         1,815,000

FAIR VALUE OF WARRANT REPRICE

OFFICER NOTE FORGIVENESS                                                                    45,000

FORMER OFFICER NOTE REPAYMENT             (10,436)          (10)                           112,500          (121,078)

OTHER - Fractional shares                      32

NET LOSS
                                       ----------      --------      ------------     ------------      ------------

BALANCE, DECEMBER 31, 2000             13,082,038      $ 13,082      $  1,815,000     $   (180,000)     $   (121,078)
                                       ==========      ========      ============     ============      ============

                                        ADDITIONAL
                                          PAID-IN         ACCUMULATED
                                          CAPITAL          (DEFICIT)           TOTAL
                                          -------          ---------           -----
BALANCE, APRIL 30, 2000                  12,899,667        (9,136,127)       3,558,081

SHARES ISSUED FOR CASH IN PRIVATE
  PLACEMENT (SEPTEMBER 2000)              1,732,267                          1,732,500

SUBSCRIBED STOCK ISSUED                     119,482                                 11

WARRANTS EXERCISED                          286,399                            286,688

DECEMBER 2000 PRIVATE PLACEMENT                                              1,815,000

FAIR VALUE OF WARRANT REPRICE             3,767,654                          3,767,654

OFFICER NOTE FORGIVENESS                                                        45,000

FORMER OFFICER NOTE REPAYMENT                                                   (8,588)

OTHER - Fractional shares                      (495)                              (495)

NET LOSS                                                   (8,468,831)      (8,468,831)
                                       ------------      ------------      -----------

BALANCE, DECEMBER 31, 2000             $ 18,804,974      $(17,604,958)     $ 2,727,020
                                       ============      ============      ===========

See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

ANTs software inc.
(formerly ANTs Software.com)

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED APRIL 30, 2000 AND
FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2000
================================================================================

                                                        December 31       April 30
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(8,468,831)     $(1,742,992)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                              59,732            2,835
     Abandoned deposit on lease termination                208,098
     Former officer note/interest forgiven                  36,412
     Compensation expense - warrant reprice              3,767,654
     Changes in operating assets
       and liabilities:
       Interest Receivable                                                  (22,265)
    Prepaid expenses and other assets                      223,472         (259,063)
    Accounts payable and accrued expenses                   12,104           95,313
                                                       -----------      -----------
Net cash used by operating activities                   (4,161,359)      (1,926,172)
                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures                                    (474,758)        (114,013)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of common stock                  1,732,500        5,547,901
Cash proceeds from stock subscriptions                   1,815,000          119,500
Principal repayments on note payable                      (231,769)
Cash proceeds from warrant exercise                        286,688
Other - fractional shares                                     (484)
                                                       -----------      -----------
Net cash provided by financing activities                3,601,935        5,667,401
                                                       -----------      -----------

NET (DECREASE) INCREASE IN CASH                         (1,034,182)       3,627,216

CASH, BEGINNING OF YEAR                                  3,643,266           16,050
                                                       -----------      -----------

CASH, END OF YEAR                                      $ 2,609,084      $ 3,643,266
                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                             $    10,164      $        -0-
  Income taxes                                         $       800      $        -0-

                                                                     (Continued)

ANTs software inc.
(formerly ANTs Software.com)

STATEMENTS OF CASH FLOWS - Continued
FOR THE YEAR ENDED APRIL 30, 2000 AND
FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2000
================================================================================

NON-CASH FINANCING ACTIVITY:
In April 2000, the Company entered into a note payable to a finance company for $261,750 in insurance premiums.

In July 2000, the Company accepted 10,436 shares of the Company's stock as payment in full of a $112,500 note receivable due from a former Company officer.

See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

ANTs software inc.
(formerly ANTs Software.com)

NOTES TO FINANCIAL STATEMENTS
================================================================================

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - ANTs software inc. (formerly ANTs Software.com)(the "Company"), a Delaware corporation, was incorporated in November 2000. The Company is a successor to ANTs Software.com, a Nevada corporation and CHoPP Computer Corp., a Delaware corporation. In February 1999, the Company changed its name from CHoPP Computer Corporation to ANTs Software.com. The Company wholly-owned a dormant subsidiary, Intellectual Properties and Technologies, Inc. ("IPT"), a Nevada corporation. In July 2000, IPT merged with the Company.

      In December 2000, the Company reincorporated in Delaware. The shareholders of ANTs Software.com each received one share of ANTs software inc. for each share of ANTs Software.com. In September 2000, the Company's shareholders approved a change in fiscal year-end from April 30 to December 31.

      The Company has developed and patented software technology that accelerates the speed of on-line transaction processing of database transactions.

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

      Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its temporary cash investments in a reputable financial institution. At December 31, 2000, the Company had substantially all cash and cash equivalents on deposit with one financial institution and had uninsured cash and equivalents of $2,508,884.

      Property and Equipment - Property and equipment are stated at cost with depreciation provided over the estimated useful life of 3 to 5 years using the straight-line method.

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

      Income Taxes - The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The provision for income taxes represents the California corporate minimum franchise tax.

      Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet at December 31, 2000. The Company considers the carrying value of such amounts in the financial statements to approximate their expected realization and interest rates, which approximate current market rates.

      Basic Income (Loss) Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and

      Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period, which totalled 12,723,039 at December 31, 2000 and 11,576,673 at April 30, 2000. The Company did not present Diluted EPS, since the result was anti-dilutive.

      Operating Segment Information - The Company predominantly operates in one industry segment, computer software. Substantially all of the Company's assets and employees are located at the Company's headquarters in Burlingame, California.

      Accounting for Stock Based Compensation - Stock warrant and option grants are set by the Company's Board of Directors based upon their fair market valuation of the Company's common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of warrants. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding warrants granted after 1994.

      The fair value of the warrants and options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 50%; and expected life of the options of three years. These assumptions resulted in a weighted average fair value of $1.54 and $1.14 per share for warrants and options, respectively. Therefore, the Company's pro-forma information regarding net loss and loss per share are as follows:

Pro-forma net loss                                                    $9,409,461
Basic and diluted loss per share                                      $     0.74

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's warrants have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

Information regarding stock warrants and options outstanding as of December 31, 2000 is as follows:

                                               Warrants and Options Outstanding
                                           -------------------------------------
                                                                       Weighted
                                                       Weighted        Average
                                                       Average        Remaining
                                                       Exercise      Contractual
                          Price Range        Shares     Price            Life
--------------------------------------------------------------------------------

Warrants                  $0.25-$11.625    5,177,695    $5.03         2.56 Years
Options                   $3.00-$ 7.000      392,200    $3.50         2.37 Years

                                                     Warrants Exercisable
                                                  ------------------------------
                                                                    Weighted
                                                                     Average
                                                                     Exercise
                                Price Range         Shares            Price
--------------------------------------------------------------------------------

Warrants                       $ .25-$11.625      4,376,107          $3.600
Options                        $3.00-$ 7.000        392,200          $6.375

      New Accounting Pronouncements - Interpretation 44 of the Emerging Issues Task Force of the Financial Accounting Standards Board ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", establishes new standards for reporting certain equity transactions under APB Opinion 25. This interpretation requires specific accounting treatment for modifications made to outstanding stock options and warrants. Further, the interpretation establishes a new model, "Variable Accounting", to account for reductions in the "strike price" of outstanding options and warrants. The Company adopted the provisions FIN 44 in July 2000 and recorded compensation expense of $3,767,654.

      Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

2.    INCOME TAXES

      The Company has net operating loss carryforwards totalling approximately $13.5 million for Federal income tax purposes available to offset future taxable income through 2020.

      Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. The valuation allowance increased approximately $4.7 million in the eight-month period ended December 31, 2000 representing the Company's net taxable loss. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

3.    WARRANTS

      As of December 31, 2000, the Company had warrants to purchase 5,177,695 common shares outstanding. These securities give the holder the right to purchase shares of the Company's restricted common stock in accordance with the terms of the instrument. Warrants to purchase 4,376,107 shares were exercisable at December 31, 2000.

      Outstanding at April 30, 2000                                   3,164,000
      Granted                                                         3,580,334
      Exercised                                                        (289,440)
      Expired                                                          (178,199)
      Rescinded                                                      (1,099,000)
                                                                     ----------

      Outstanding at December 31, 2000                                5,177,695
                                                                     ==========

4.    STOCK OPTION PLAN

      In September 2000, the Company's shareholders approved a stock option plan under which incentive stock options and non-qualified stock options are granted to employees, directors or consultants at not less than the fair market value on the date of grant for incentive stock options and 85% of fair market for non-qualified options. Options granted under the plan are generally vested within three years after the date of grant and expire 10 years after issuance. Options are granted at the discretion of the Board of Directors.

      At December 31, 2000, options to acquire 392,200 shares of the Company's common stock at prices from $3.00 to $7.00 per share were outstanding. Of those options granted, 392,200 shares were exercisable at December 31, 2000 subject to the Company's right to repurchase non-vested options. No options were exercised, expired or rescinded in the eight months ended December 31, 2000.

5.    NOTE PAYABLE

      The Company has a note payable to a finance company in connection with insurance premiums. One payment of approximately $30,000 was due in January 2001, including interest at 9.2%.

6.    NOTES RECEIVABLE FROM OFFICER FOR STOCK PURCHASES

      In August 1999, the Company made a $225,000 unsecured loan to its former President. Concurrent with the loan, the former President purchased 300,000 shares of the Company's common stock. $45,000 of the note was forgiven in August 2000, in accordance with the note agreement. $180,000 of the note was outstanding at December 31, 2000. In January 2001, the Company entered into an agreement with the former President to annually forgive $45,000 of the loan, subject to certain acceleration terms.

7.    WARRANT REPRICE

      In May 2000, the Company cancelled stock warrants convertible into 1,243,000 shares of the Company's common stock at prices ranging from $11 to $14 per share. The warrants were replaced with new warrants convertible into 1,305,000 shares of common stock at $5.50 per share. Consequently, the Company recorded compensation expense of $3,767,654 that is a separate line item in the Statement of Operations.

8.    OPERATING LEASE

      The Company leases office space on a month-to-month basis that requires a monthly payment of $5,400.

      Rental expense related to operating leases totalled approximately $40,000 in the eight-month period ended December 31, 2000 and approximately $45,000 in the twelve months ended April 30, 2000.

9.    LEGAL MATTERS

      A law firm has filed a law suit against the Company in California Superior Court based on a contract allegedly entered into between the firm and the Company in June 1988. The firm claims that the terms of the alleged contract entitle it to a 20% bonus premium of legal fees billed to the Company between 1993 and 1996 and that such bonus is payable in Company stock. The firm demands issuance of 436,864 shares of Company stock to the firm and approximately $220,000 in satisfaction of the Company's alleged obligation. The Company is in negotiations with the law firm to reach a settlement. The Company has made a full provision in the financial statements for the legal fees sought by the firm, but the Company has made no provision for the shares of common stock sought by the firm.

      In January 2001, the Company was informed that the staff of the SEC is considering recommending that the SEC bring a civil injunctive action against the Company alleging violations of Section 10(b) and 13(a) of the Securities and Exchange Act of 1934 and Rules 10b-5, 12b-25, 13a-1 and 13a-13. The Company understands that the contemplated action apparently relates to claims that the Company incorrectly identified an individual as a director in a January 2000 registration statement, failed to disclose a 1996-97 legal proceeding in the Company's 1999 registration statement, failed to file periodic reports from 1988 to 1999, and that a former director of the Company signed a consent in the Company's January 2000 registration statement that should have been signed by the Company's former auditor. The staff of the SEC also invited the Company to provide the staff with a submission explaining why the contemplated action should not be brought and the Company intends to do so.

      Broad fluctuations in the traded price of the Company's common stock early in calendar year 2000 prompted a Securities and Exchange Commission investigation that was initiated in January 2000. The SEC has not publicly stated that the investigation is concluded and the Company is not aware of any indictment in this matter.

      The Company was a defendant in a case entitled Lauffs v. Mosaic, et al. In February 2000, the Company was awarded a summary judgment. The plaintiffs filed an appeal of the summary judgment ruling. The Company believes that the appeal is without merit, but there can be no assurance that the appellate court will not reverse the lower court's ruling.

10.   MANAGEMENT PLANS

      Management has evaluated the Company's current financial position and its available resources and plans to raise additional funds through the issuance of convertible debt and equity securities during calendar 2001 and thereafter. Should the Company be unsuccessful in raising additional funds, it is unlikely that the Company will continue operations beyond December 31, 2001.

--------------------------------------------------------------------------------