Form 10QSB
period 2001-03-31
ANTS SOFTWARE INC
filed 2001-05-15
CIK 796655

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO ________________

                       COMMISSION FILE NUMBER: 0000796655
                                ----------------

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


                                ----------------

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

             14,631,888 shares of common stock as of March 31, 2001

     Transitional Small Business Disclosure Format:  Yes [  ]    No [X]

================================================================================

                                TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------------------------------


                          PART I. Financial Information

Item 1.  Financial Statements .............................................................................................   3-7
Item 2.  Management's Plan of Operation ...................................................................................   8-9

                           PART II. Other Information

Item 1.  Legal Proceedings ................................................................................................    9
Item 2.  Changes in Securities ............................................................................................   10
Item 3.  Defaults Upon Senior Securities ..................................................................................   10
Item 4.  Submission of Matters to a Vote of Security Holders ..............................................................   10
Item 5.  Other Matters ....................................................................................................   10
Item 6.  Exhibits and Reports on Form 8-K .................................................................................   10
Risk Factors...............................................................................................................  10-12
Signatures ................................................................................................................   13


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANTS SOFTWARE INC.
                                 BALANCE SHEETS

                                                        March 31, 2001   December 31, 2000
                                                          (Unaudited)       (Audited)
                                                          -----------       ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $  1,422,324    $  2,609,084
   Interest receivable                                           4,860           4,860
   Prepaid expenses                                             52,456         102,947
                                                          ------------    ------------
     Total current assets                                    1,479,640       2,716,891
                                                          ------------    ------------
PROPERTY AND EQUIPMENT:
   Computers and software                                      566,160         565,110
   Office furniture and fixtures                                26,372          26,372
   Less accumulated depreciation                               (94,272)        (65,278)
                                                          ------------    ------------
     Property and equipment, net                               498,260         526,204
                                                          ------------    ------------
OTHER ASSETS                                                     3,700           3,700
                                                          ------------    ------------
     Total assets                                         $  1,981,600    $  3,246,795
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                  $    201,199    $    261,033
   Accrued legal fees                                           29,073         258,742
                                                          ------------    ------------
     Total current liabilities                                 230,272         519,775
                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 100,000,000
   authorized; 14,631,888 shares issued and outstanding          1,463          13,082
   Common stock subscribed                                        --         1,815,000
   Treasury Stock, 10,436 shares at cost                      (121,078)       (121,078)
   Notes receivable from officers for stock purchases         (180,000)       (180,000)
   Additional paid-in capital                               21,255,054      18,804,974
   Accumulated deficit                                     (19,204,111)    (17,604,958)
                                                          ------------    ------------
     Total stockholders' equity                              1,751,328       2,727,020
                                                          ------------    ------------
     Total liabilities and stockholders' equity           $  1,981,600    $  3,246,795
                                                          ============    ============

The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                            STATEMENTS OF OPERATIONS



                                                     Three months ended March 31,
                                                       2001             2000
                                                    (Unaudited)      (Unaudited)
                                                    -----------      -----------
REVENUES                                          $        --     $          --

OPERATING EXPENSES:
   General and administrative expenses               1,581,757          750,171
   Research and development expenses                    35,656           15,271
                                                  ------------    --------------
     Loss from operations                           (1,617,413)        (765,442)
                                                  ------------    --------------

OTHER INCOME:
   Interest Income                                      23,745           50,514
   Other Expense                                        (1,485)              --
     Other income, net                                   22,260           50,514
                                                  ------------    --------------
     LOSS BEFORE INCOME TAXES                       (1,595,153)         (714,928)

INCOME TAXES                                             4,000                --
                                                  ------------    --------------
     NET LOSS                                     $ (1,599,153)   $     (714,928)
                                                  ============    ==============
BASIC AND DILUTED LOSS PER COMMON SHARE           $      (0.12)   $        (0.06)
                                                  ============    ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          13,890,296        12,540,665
                                                  ============    ==============

The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                            STATEMENTS OF CASH FLOWS


                                                    Three months ended March 31,
                                                          2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:                  (Unaudited)   (Unaudited)
                                                      -----------    -----------
     Net Loss                                        $(1,599,153)   $  (714,928)
     Adjustments to reconcile net loss
     to net cash used by operating activities:
        Depreciation                                      29,733            558
        Stock Issued for Lawsuit Settlement              137,195             --
        Loss on sale of fixed assets                       2,985             --
     Changes in operating assets and liabilities:
        Prepaid expenses                                  50,491             --
        Accounts payable & Accrued expenses              (59,834)       (55,958)
        Security Deposits                                     --         (8,665)
        Accrued Legal Fees                               (70,403)            --
                                                     -----------    -----------
          Net cash used in operating activities       (1,508,986)      (778,993)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net             (4,774)       (91,371)
                                                     -----------    -----------
         Net cash used in investing activities            (4,774)       (91,371)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placement                     227,000             --
     Proceeds from exercise of warrants                  100,000             --
                                                     -----------    -----------
         Net cash provided by financing activities       327,000             --
                                                     -----------    -----------
NET DECREASE IN CASH                                  (1,186,760)      (870,364)
CASH, BEGINNING OF PERIOD                              2,609,084      4,882,212
                                                     -----------    -----------
CASH, END OF PERIOD                                  $ 1,422,324    $ 4,011,847
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes                                    $     4,000    $        --
                                                     -----------    -----------
NON-CASH FINANCING ACTIVITY:
On February 23, 2001, the Company issued 400,000 shares of stock as settlement of a lawsuit claim. See Note 4.

The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the ANTs software inc. (the "Company") Form 10-KSB for the eight months ended December 31, 2000, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

         The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected in the future.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIC NET LOSS PER SHARE - Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. There were no dilutive common equivalent shares outstanding during the periods indicated.

         The following table presents the calculation of basic and diluted net loss per share:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                     2001             2000
                                                              -----------------------------------

         Net loss                                             $   (1,599,153)   $   (714,928)
         Weighted average shares of common stock
         outstanding - basic and dilutive                         13,890,296       12,540,665
                                                              -----------------------------------
         Basic and diluted net loss per share                 $     (0.12)      $    (0.06)

         At March 31, 2001, outstanding options and warrants for the purchase of 6,930,688 shares of common stock at prices ranging from $0.25 to $11.63 were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

3.      STOCKHOLDERS' EQUITY

         In the three month period ended March 31, 2001, there were 100,000 warrants exercised for $100,000, 400,000 shares issued for a legal settlement with Hughes Hubbard & Reed LLP (See Note 4), and we completed the sale, through a private offering, of 113,500 units at a price of $2 per unit, each unit consisting of (i) One (1) share of Common Stock of the Company, (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of Three Dollars ($3.00), exercisable until April 30, 2001, and (iii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of Four Dollars ($4.00), exercisable until August 31, 2001, an additional 11,350 shares were issued in exchange for services provided in relation to the private offering (See Page 9).

         In December 2000 the Company re-incorporated from Nevada to Delaware and changed its name from ANTs software.com to ANTs software inc. As part of the re-incorporation the Company's common stock par value was changed from $0.001 to $0.0001 and the authorized common stock was increased from 20,000,000 to 100,000,000 shares.

4.       LEGAL SETTLEMENT

         The Company entered into a Settlement Agreement effective as of February 23, 2001 with the law firm Hughes Hubbard & Reed LLP ("HHR") pursuant to which the Company agreed to issue 400,000 shares of common stock, for which the Company recognized an expense of $137,195. In addition, the settlement satisfied accrued legal expenses of $159,267, which had been recorded in prior periods. HHR had filed suit against the Company in the California Superior Court claiming that the Company breached a June 1988 contract by failing to deliver certificates representing shares earned as a premium for legal work performed between 1993 and 1996.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

         Certain statements contained in this Form 10-QSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Such risks include failure of the ANTs technology to work properly, failure to develop commercially viable products or services from the ANTs technology, delays of failure in fundraising efforts, delays in or lack of market acceptance, failures to recruit adequate personnel, and problems with protection of intellectual property, among others. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this quarterly Report on Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Company that the Company's objectives or plans will be achieved.

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

         The majority of our operating expenses and costs over the next three to six months are expected to be for and in connection with existing and additional personnel. We currently have fifteen employees and two consultants, and we are recruiting additional personnel. We view the recruitment of additional qualified technical personnel as essential to the further development and commercialization of our proprietary technologies. Should we be successful in our recruitment efforts, we expect that our personnel and other operating costs will increase significantly over current levels.

         We believe that additional sources of financing can be secured to enable us to complete the development and commercialization of our proprietary technologies, although there is no assurance of our ability to do so.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased from $750,171 during the three months ended March 31, 2000 to $1,581,757 for the three months ended March 31, 2001. We expect that our general and administrative expenses will continue to increase as additional staff is recruited. We intend to continue to focus significant resources on recruiting additional personnel for engineering, technical development, marketing and administrative roles. There can be no assurances that we will be able to recruit the appropriate personnel necessary for the development of our products.

RESEARCH AND DEVELOPMENT

         Research and Development expenses increased from $15,271 during the three months ended March 31, 2000 to $35,656 during the three months ended March 31, 2001. These expenses are related to the research, testing and product development of our proprietary software.

CAPITAL AND LIQUIDITY RESOURCES

         We anticipate significantly increasing expenditures over the coming months as we continue to develop our technology. We do not expect to realize any revenues through calendar year 2001. Our cash balance as of March 31, 2001 was approximately $1.4 million, which we believe will be adequate to fund our activities through August 2001 at our current rate of spending. There can be no assurance that our continued product development and infrastructure development will not require a much higher rate of spending. There can also be no assurance that we will be able to obtain additional capital on acceptable terms.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We entered into a Settlement Agreement effective as of February 23, 2001 with the law firm Hughes Hubbard & Reed LLP ("HHR") pursuant to which we agreed to issue 400,000 shares or our stock. HHR had filed suit against us in the California Superior Court claiming that we breached a June 1988 contract by failing to deliver certificates representing shares earned as a premium for legal work performed between 1993 and 1996.

         We were a defendant in a case entitled Hubert P. Lauffs v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against us for breach of fiduciary duty. The plaintiff purported to base his cause of action on allegations that we and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff. In March 2000, we won this case on summary judgment. In April 2000, the plaintiff filed an appeal of the summary judgment ruling. We believe the appeal to be without merit, but there can be no assurance that the appellate court will not reverse the lower court's ruling and require a trial. We have filed an action for malicious prosecution against the lawyer and the plaintiff in this case. Since May 4, 2000, the malicious prosecution action has been stayed pending resolution of the appeal. With respect to the appeal, the plaintiff filed an opening brief on December 19, 2000, and we filed a responsive brief on April 4, 2001. The plaintiff has until May 24, 2001 to file his reply brief. Following completion of the briefing, the court of appeal will schedule the matter for oral argument.

         On or about January 31, 2001, the British Columbia Securities Commission ("B.C. Commission") requested that the Company provide information regarding the distribution of securities to British Columbia residents to ensure that such distributions were made in compliance with the British Columbia Securities Act. We are working with the B.C. Commission to provide the requested information.

ITEM 2. CHANGES IN SECURITIES

         Since January 2001, we completed the sale, through a private offering, of 113,500 units at a price of $2 per unit, each unit consisting of (i) One (1) share of Common Stock of the Company, (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of Three Dollars ($3.00), exercisable until April 30, 2001, and (iii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of Four Dollars ($4.00), exercisable until August 31, 2001. The gross proceeds of the offering were $227,000. The related offering expenses were satisfied with an additional 11,350 shares of common stock. The proceeds will be used for general working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No changes during the period covered by this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No changes during the period covered by this report.

ITEM 5.  OTHER MATTERS

RESIGNATION AND APPOINTMENT OF OFFICER

         Mr. Francis K. Ruotolo resigned as acting Chief Financial Officer as of May 7, 2001. Mr. Michael W. O'Connor was appointed as interim Chief Financial Officer by unanimous written consent of the Board of Directors on May 7, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Amended and Restated Certificate of Incorporation of the
                      Company as listed in Exhibit 3.1 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.

                  3.2 Amended and Restated Bylaws of the Company, as listed in
                      Exhibit 3.2 to the Company's 10-KSB filed on March
                      22, 2001, are hereby incorporated by reference.

         (b)      Reports on Form 8-K

                  On January 24, 2001, we filed a report on Form 8-K to disclose that we filed an Agreement and Plan of Merger (the "Agreement") with the Secretary of States of Nevada and Delaware in order to change our state of incorporation to Delaware and that as a result of such re-incorporation in Delaware, we changed our name from ANTs software.com to ANTs software inc. Such report also disclosed that Dr. John H. Williams resigned as Chief Executive Officer of the Company effective as of January 8, 2001, that Dr. Clive G. Whittenbury resigned as Chairman of the Company effective as of January 8, 2001, and that Mr. Francis K. Ruotolo was appointed President, Chief Executive Officer, Chairman and a director of the Company by the Board of Directors of the Company effective as of January 8, 2001.

RISK FACTORS

         In addition to other information in this 10-QSB, the following risk factors should be carefully considered in evaluating our business since we operate in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-QSB, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

         IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITIVE POSITION WOULD BE ADVERSELY AFFECTED. We rely on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property. Despite our precautions, unauthorized third parties may copy our products and services or reverse engineer or obtain and use information that we regard as proprietary. We have also filed patent applications and intend to file more. We do not know if any of our intended future patents will be issued or whether we will be successful in prosecuting any additional patents. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and third parties may infringe or misappropriate our patents, copyrights, trademarks and similar proprietary rights. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer. We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted a patent infringement claim against us. It is possible, however, that such a claim might be asserted successfully against us in the future. We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, which can materially affect our ability to attain and maintain profitability.

         WE FACE POSSIBLE COMPETITION FROM LARGE COMPANIES. The industry that we are in is highly competitive. Although we believe that our technology is unique, can be protected, and, if adopted, will confer benefits that will be otherwise unavailable for some significant time, we face very large competitors with greater resources who may adopt various strategies to block or slow our market penetration, thereby straining our more limited resources. They may also seek to hinder our operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by offer of highly competitive terms to potential or newly acquired customers.

         WE DEPEND ON OUR KEY PERSONNEL AND MAY HAVE DIFFICULTY ATTRACTING AND RETAINING THE SKILLED STAFF WE NEED TO EXECUTE OUR GROWTH PLANS. Our success will be dependent largely upon the personal efforts of our Chairman and Chief Executive Officer, Francis K. Ruotolo, as well as other senior managers. The loss of key staff could have a material adverse effect on our business and prospects. To execute our plans, we will need to hire and retain substantially more staff. We plan to increase our technical personnel in the near term. We are recruiting personnel to meet this objective. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in attracting or retaining such qualified personnel. Specifically, we may experience increased costs in order to attract and retain skilled employees. If we are unable to hire, train and manage new skilled and experienced employees as needed, we would be unable to support our planned growth and future operations.


         WE FACE RAPID TECHNOLOGICAL CHANGE. The market for our products and services is characterized by rapidly changing technologies, extensive research and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop, manufacture and market new products and services. As a result, we expect to continue to make a significant investment in engineering, research and development. There can be no assurance that we will be able to develop and introduce new products and services or enhance our initial intended products and services in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition and results of operations.

         WE WILL NEED TO MANAGE GROWTH WELL. We may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management. To manage this possible growth effectively, we will need to continue to improve our operational, financial and management information systems and to hire, train, motivate and manage a growing number of staff. We expect to experience difficulty in filling our needs for qualified engineers and other personnel. There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on our financial condition and results of operations.

         WE COULD FACE INFORMATION AND PRODUCT LIABILITY RISKS AND MAY NOT HAVE ADEQUATE INSURANCE. Because we intend to provide middleware solutions to critical business and Internet applications, we may become the subject of litigation alleging that our products were ineffective or disruptive in their treatment of data, or in the compilation, processing or manipulation of critical business information. Thus, we may become the targets of lawsuits from injured or disgruntled businesses or other users. We do not presently carry product or information liability or errors and omissions insurance, and although we intend to acquire such insurance prior to commencing substantial sales, such insurance may not be available in an acceptable or affordable form. In the event that we are required to defend more than a few such actions, or in the event that we were found liable in connection with such an action, our business and operations would be severely and materially adversely affected.

         WE ARE DEPENDENT ON NEW DEMAND FOR OUR PRODUCTS AND SERVICES. The success of our business depends upon demand for and use of our technology, products and services in general and the demand for additional computing power, cost effectiveness and speed in particular. Our technology introduces a new kind of middleware, so we may encounter substantial market resistance. In the event sufficient demand does not develop, our business and results of operations would be materially adversely affected. We believe that there appears to be increased demand for computing power, cost effectiveness and speed, but if general economic conditions decline or hardware and memory advances make such power, cost effectiveness and speed more readily available, then adoption, use and sales of our products and services may be materially adversely affected.

         WE WILL NEED TO CONTINUE OUR PRODUCT DEVELOPMENT EFFORTS. We believe that our market will be characterized by increasing technical sophistication. We also believe that our eventual success will depend on our ability to continue to provide increased and specialized technical expertise. There is no assurance that we will not fall technologically behind competitors with greater resources. Although we believe that we enjoy a significant lead in our product development and introduction, and are hopeful that our patents provide some protection, we will likely need significant additional capital in order to continue to enjoy such a technological lead over competitors with more resources.

         A FAILURE TO OBTAIN ADDITIONAL FINANCING COULD PREVENT US FROM EXECUTING OUR BUSINESS PLAN. We anticipate that current cash resources will be sufficient to fund our operations through August 2001. We believe that additional sources of financing can be secured to enable us to complete the development and commercialization of our proprietary technologies, although there is no assurance of our ability to do so. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to hire additional personnel and continue development of the technology. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs.

         MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES IS NOT GUARANTEED. We are at an early stage of development and our earnings will depend upon broad market acceptance and utilization of our intended products and services. There can be no assurance that our product and technology development efforts will result in new products and services, or that they will be successfully introduced.

         FUTURE PROFITABILITY IS NOT GUARANTEED. We have not recognized any operating revenues to date. We expect to begin recognizing revenues from the sale of products and services in calendar 2002. There is no assurance that our plans will be realized, that we will be able to generate revenues in 2002 or that we will achieve profitability in the future.

         LIMITED MARKET FOR OUR COMMON STOCK. Our common stock is not listed on any exchange and trades in the over-the-counter (the "OTC") market. As such, the market for our common stock is limited and is not regulated by the authorities of any exchange. Further, the price of our common stock and its volume in the OTC market may be subject to wide fluctuations.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ANTs software inc.


Date:     May 15, 2001          By:       /s/     Francis K. Ruotolo
                                      ------------------------------------------
                                      Francis K. Ruotolo, Chairman,
                                      Chief Executive Officer and President





Date:     May 15, 2001          By:       /s/     Michael W.  O'Connor
                                      ------------------------------------------
                                      Michael W. O'Connor,
                                      Interim Chief Financial Officer