Form 10-Q
period 2001-06-30
ANTS SOFTWARE INC
filed 2001-08-14
CIK 796655

UNITED STATES

	     SECURITIES AND EXCHANGE COMMISSION
		  Washington, D.C. 20549
		   _____________________
			FORM 10-QSB

(Mark One)

    	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	    EXCHANGE ACT OF 1934

	     For the quarterly period ended: June 30, 2001

			    OR

	[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

	    For the transition period from _________________ to _______________

	    Commission file number:  0000796655
		      ________________

		      ANTS SOFTWARE INC.
   (Exact name of registrant as specified in its charter)

	Delaware				   	     13-3054685
(State or other jurisdiction of		    (IRS Employer Identification Number)
Incorporation or Organization)



801 Mahler Rd, Suite G, Burlingame, CA				94010
(Address of principal executive offices)     		      (Zip Code)

  		       (650) 692-0240
(Registrant's Telephone Number, including area code)
              	      ________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange
Act of 1934 duringthe preceding 12 months (or for such shorter period that the registrant was required to file reports),and (2) has been subject
to such filing requirements for the past 90 days.   Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date:

    15,234,888 shares of common stock as of June 30, 2001

Transitional Small Business Disclosure Format:  Yes [  ]    No [X]


		     TABLE OF CONTENTS

	PART I.  Financial Information

Item 1.  Financial Statements  					..	3-7
Item 2.  Management's Plan of Operation  			..	8-9

	PART II.  Other Information

Item 1.  Legal Proceedings  					..	9
Item 2.  Changes in Securities  				..	10
Item 3.  Defaults Upon Senior Securities			..	10
Item 4.  Submission of Matters to a Vote of Security Holders	..	10
Item 5.  Other Matters 						..	10
Item 6.  Exhibits and Reports on Form 8-K 			..	10
Risk Factors  							..	11-13
Signatures  							..	14


		PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

		       ANTs software inc.
		        BALANCE SHEETS


					June 30, 2001   	December 31, 2000
					(Unaudited)	    	    (Audited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents 		 $ 1,761,225  		  $ 2,609,084
   Interest and other receivables             24,769                    4,860
   Prepaid expenses                    	     360,550                  102,947

     Total current assets                  2,146,544                2,716,891


PROPERTY AND EQUIPMENT:
   Computers and software                    605,838                  565,110
   Office furniture and fixtures              26,372                   26,372
   Less accumulated depreciation            (127,404)                 (65,278)

     Property and equipment, net             504,806                  526,204

OTHER ASSETS                       	       3,700                    3,700

     Total assets 			 $ 2,655,050 		  $ 3,246,795



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses   $ 147,313                $ 231,053
   Accrued legal fees                         40,073                  258,742
   Notes payable                             220,733                   29,980
   Other liabilities                         125,000                     -

     Total current liabilities               533,119                  519,775



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value;
   100,000,000 authorized;
   15,234,888 and 13,082,038 shares issued
   and outstanding respectively                1,523                   13,082
   Common stock subscribed                   400,000                1,815,000
   Treasury Stock              	            (121,078)                (121,078)
   Notes receivable from officers for
   stock purchases                          (180,000)                (180,000)
   Additional paid-in capital 		  22,304,716               18,804,974
   Accumulated deficit                   (20,404,308)             (17,604,958)

     Total stockholders' equity            2,121,931                2,727,020

     Total liabilities and
	stockholders' equity             $ 2,655,050              $ 3,246,795

The accompanying notes are an integral part of these financial statements.

			ANTs software inc.
		     STATEMENTS OF OPERATIONS


					Three months		Six months
					ended June 30,         ended June 30,
 				        2001      2000          2001     2000
   				   (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
REVENUES  			   $        -  $        -   $        -  $        -

OPERATING EXPENSES:
   General and administrative
      expenses                        937,410   1,059,754    2,210,483   1,710,110
   Research and development
      expenses                        277,297     206,728      621,638     321,814
     Loss from operations          (1,214,707) (1,266,482)  (2,832,121) (2,031,924)


OTHER INCOME:
   Interest income, net                12,713      75,932       36,457     126,445
   Other income                         5,655        -           4,171       -
     Other income, net                 18,368      75,932       40,628     126,445


     LOSS BEFORE INCOME TAXES      (1,196,339) (1,190,550)  (2,791,493) (1,905,479)

INCOME TAXES                            3,859      -            7,859       -

     NET LOSS                     $(1,200,198)$(1,190,550) $(2,799,352)$(1,905,479)


BASIC AND DILUTED LOSS PER
       COMMON SHARE               $     (0.08)$     (0.09) $     (0.19)$     (0.15)

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                 14,907,221  12,581,264   14,398,759  12,560,965




The accompanying notes are an integral part of these financial statements.

			ANTs software inc.
		     STATEMENTS OF CASH FLOWS


						Six months ended June 30,
						2001	          2000
CASH FLOWS FROM OPERATING
	ACTIVITIES:                          (Unaudited)       (Unaudited)
     Net Loss                              $ (2,799,352)     $ (1,905,479)
     Adjustments to reconcile net loss
     to net cash used by operating Activities:
        Depreciation                             62,864             5,546
        Lawsuit settlement                      137,235               -
        Compensation expense recognized on
             exercise of options                 46,800               -
        Gain on sale of fixed assets              2,985               -
     Changes in operating assets and liabilities:
        Prepaid expenses                       (257,603)         (277,447)
        Accounts payable & Accrued expenses      41,260            43,082
        Other receivables                       (19,909)          (22,265)
        Notes payable                           190,753           205,131
        Accrued legal fees                      (59,443)         (250,775)
        Security deposits                           -             (12,365)
         Net cash used in operating
                         activities          (2,654,410)       (2,214,572)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net   (44,451)         (281,562)
         Net cash used in investing activities  (44,451)         (293,927)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placements         1,730,000               -
     Proceeds from exercise of warrants         121,000           150,000
         Net cash provided by financing
            activities                        1,851,000           150,000


NET DECREASE IN CASH                           (847,859)       (2,264,628)
CASH, BEGINNING OF PERIOD                     2,609,084         4,882,212

CASH, END OF PERIOD                        $  1,761,225         2,536,078





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes                          $     (7,859)      $    -
     Interest                              $     (3,851)      $    -




NON-CASH FINANCING ACTIVITY:
On February 23, 2001, the Company issued 400,000 shares of stock as settlement of a lawsuit claim. See Note 5.

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

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months and six months ended June 30,2001, are not necessarily indicative of the results that may be expected in the future.


2.	 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification - To more clearly reflect the operation of the business, we have reclassified as research and development expenses certain historical expenses originally classified as general and administrative. Beginning January 1, 2000, the subtotals for general and administrative and research and development expenses have changed. Note that while the subtotals have changed, total expenses have not.

Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:


			      Three Months Ended June 30,    Six Months Ended June 30,
			           2001         2000            2001           2000
Net loss                      $(1,200,198) $(1,190,550)      $(2,799,352)  $(1,905,479)
Weighted average shares
 of common stock outstanding
 basic and dilutive            14,907,221   12,581,264        14,398,759    12,560,965
Basic and diluted net
 loss per share               $     (0.08) $     (0.09)      $     (0.19)  $     (0.15)


As of June 30, 2001 outstanding options and warrants for the purchase of 6,537,724 shares of common stock at prices ranging from $0.25 to $11.63 were anti-dilutive, and therefore, not included in the computation of diluted loss per share.


3.	EQUITY TRANSACTIONS

	In the three month period ended June 30, 2001, warrants to purchase a total of 7,000 shares were exercised for $21,000, and we completed the sale, through a private offering, of 782,500 units, 200,000 of which were subscribed but not yet issued as of June 30, 2001, at a price of $2 per unit, each unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of Four Dollars ($4.00), exercisable until December 31, 2001. The Company reclassified $121,078 of Treasury Stock to Additional Paid-In Capital. Additionally, a former employee exercised an option to purchase 12,000 shares and the Company realized a compensation expense of $46,800.

In December 2000 the Company re-incorporated from Nevada to Delaware and changed itsname from ANTs software.com to ANTs software inc. As part of the re-incorporation theCompany's common stock par value was changed from $0.001 to $0.0001 and the authorized common stock was increased from 20,000,000 to 100,000,000 shares.

4.	WARRANTS AND STOCK OPTIONS

As of June 30, 2001, the Company had outstanding warrants to purchase 4,493,269 shares of common stock and options to purchase 2,044,455 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

As of June 30, 2001, outstanding warrants include warrants immediately exercisable into1,644,334 restricted shares of common stock. All other shares of common stock covered by warrants and stock options were registered on a Form S-8 filed on September 27, 2000 and a Form S-8 filed on June 4, 2001.


5.	LEGAL SETTLEMENT

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

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Certain statements contained in this Form 10-QSB constitute forward-looking statementswithin the meaning of Section 27A of the Securities Act of 1933, as amended and Section21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information availableto the Company, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Such risks include failure of the ANTs technology to work properly, failure to develop commercially viable products or services from the ANTs technology, delays or failure in fundraising efforts, delays in or lack of market acceptance, failures to recruit adequate personnel, and problems with protection of intellectual property, among others. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this quarterly Report on Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Company that the Company's objectives or plans will be achieved.

Overview

We are engaged in the development and marketing of a proprietary software technology that is intended to significantly improve the speed at which computers can access data. Our operations currently consist of research and development of our proprietary software technology ("ANTs technology"), marketing our technology to potential customers and partners, personnel recruiting, and capital raising. We have not realized any revenues to date.

Plan of Operation

 	Our operations over the next six months will primarily consist of continued research and development of our proprietary software technologies and development of our marketing program. Research and development will be focused initially upon developing a prototype system utilizing and demonstrating the capabilities of our technology. We anticipate this prototype system to be completed during the third quarter of calendar 2001. Thereafter, research and development will be directed towards developing initial customer applications utilizing our technology. General commercial applications utilizing our technology are expected to be available by the end of calendar 2001. There is no assurance that our plans will be realized.

     	The majority of our operating expenses and costs over the next three to six months are expected to be for and in connection with existing and additional personnel. We currently have eighteen employees and two consultants, and we are recruiting additional personnel. We view the recruitment of additional qualified technical personnel as essential to the further development and commercialization of our proprietary technology. Should we be successful in our recruitment efforts, we expect that personnel and other operating costs will increase.

To more clearly reflect the operation of the business, we have reclassified as research and development expenses, certain historical expenses originally classified as general and administrative. Beginning January 1, 2000, the Statements of Operations subtotals for general and administrative and research and development expenses have changed. Note that while the subtotals have changed, total expenses have not.

We believe that additional sources of financing can be secured to enable us to complete the development and commercialization of our proprietary technologies, although there is no assurance of our ability to do so.

General and Administrative

General and administrative expenses decreased from $1,059,754 during the three months ended June 30, 2000 to $937,410 during the three months ended June 30, 2001. General and administrative expenses increased from $1,710,110 during the six months ended June 30, 2000 to $2,210,483 during the six months ended June 30, 2001. Components of general and administrative expense for the 2nd quarter of 2001 include: salaries and benefits (27%), insurance (18%), legal (18%), other professional services (16%) and other (21%). We expect overall general and administrative expenses to increase moderately over the next three to six months.

Research and Development

Research and development expenses increased from $206,728 during the three months ended June 30, 2000 to $277,297 during the three months ended
June 30, 2001. Research and development expenses increased from $321,814 during the six months ended June 30, 2000 to $621,638 during the six months ended June 30, 2001. These expenses are related to the research, testing and product development of our proprietary software. We expect that our research and development expenses will continue to increase as additional staff is recruited. We intend to continue to focus significant resources on recruiting additional personnel for engineering, and technical development roles. There can be no assurances that we will be able to recruit the appropriate personnel necessary for the development of our products.

Capital and Liquidity Resources

We anticipate increasing expenditures over the coming months as we continue to develop our technology. We do not expect to realize any revenues through calendar year 2001. Our cash balance as of June 30, 2001 was $1,761,225, which we believe will be adequate to fund our activities through October 2001 at our current rate of spending. There can be no assurance that our continued product development and infrastructure development will not require a much higher rate of spending. There can also be no assurance that we will be able to obtain additional capital on acceptable terms. During the second quarter of 2001, we entered into a $331,000 financing arrangement to provide for an annual insurance policy with interest and principal payments on the note due quarterly at a 4% interest rate.


			PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

	We were a defendant in a case entitled Hubert P. Lauffs v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against us for breach of fiduciary duty. The plaintiff purported to base his cause of action on allegations that we and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff. In March 2000, we won this case on summary judgment. In April 2000, the plaintiff filed an appeal of the summary judgment ruling. We believe the appeal to be without merit, but there can be no assurance that the appellate court will not reverse the lower court's ruling and require a trial. We have filed an action for malicious prosecution against the lawyer and the plaintiff in this case.
Since May 4, 2000, the malicious prosecution action has been stayed pending resolution of the appeal. With respect to the appeal, the plaintiff filed an opening brief on December 19, 2000, we filed a responsive brief on April 4, 2001, and the plaintiff filed his reply brief on May 25,2001.
The court of appeals has scheduled oral arguments for September 11, 2001.

	On or about August 14, 2001, we have entered into a tentative agreement with the staff of the Pacific Regional Office of the Securities and Exchange Commission (the SEC) that would close an SEC inquiry under way since early last year. The tentative agreement must be approved by the SEC Commissioners in Washington, D.C. before it is final. Under the terms of the tentative agreement, the SEC will allege in a civil injunctive action that we violated the periodic reporting requirements of the federal securities laws. We will simultaneously settle the case, without admitting or denying the SEC's allegations, by consenting to an injunction prohibiting us from future violations of the periodic reporting requirements of the federal securities laws. The agreement does not require us to pay a monetary fine.


	The information is hereby incorporated by reference from the Form 10-QSB filed on May 15, 2001. There have been no other material developments in the period covered by this report.



ITEM 2. CHANGES IN SECURITIES

From May 1, 2001 through June 30, 2001, we sold to accredited investors, through a private offering, 782,500 units, at a price of $2.00 per unit (the "Units"), of which 200,000 have not yet been issued as of June 30, 2001, for a value of $400,000, with each Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of Four Dollars ($4.00), exercisable until December 31, 2001. In connection with this offering, we paid a commission of $57,000 to Berry-Shino Securities, Inc., and a commission of $5,000 to Spencer Edwards, Inc. for services rendered as placement agents. The gross proceeds of the offering were $1,565,000. The proceeds will be used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

	No changes during the period covered by this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	The annual Shareholder Meeting of the Company was held on
April 24, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act.On the proposal to elect 2 Class
1 Directors of the Company, 10,145,524 shares of the Company's voting securities voted on the matter, of which 10,044,948 shares were voted for Mr. Richard J. Lee and 10,046,998 shares were voted for Mr. Thomas Holt. The Class 2 and Class 3 directors and the Class 2 and Class 3 director positions were not up for re-election at the Shareholder Meeting. Clive G. Whittenbury, Ph.D. and Homer G. Dunn are Class 2 directors and their term will expire at the annual meeting following the close of the
2001 fiscal year.   Francis K. Ruotolo, Papken S. Der Torossian and
John R. Gaulding are Class 3 directors and their term will expire at the annual meeting following the close of the 2002 fiscal year.
On the proposal to amend the Company's 2000 Stock Option Plan by increasing the shares reserved under the plan by an additional
1,950,000 shares of Common Stock, 23,770 shares of the Company's voting securities were abstaining, 5,048,749 shares voted for the proposal, 464,869 shares voted against the proposal and there were 4,608,136 broker non-votes. On the proposal to ratify the selection of Burr, Pilger & Mayer, LLP, as independent public accountants for the Company for the fiscal year ending December 31,2001, 36,559 shares of the Company's voting securities were abstaining, 10,032,977 shares voted for the proposal and 75,988 shares voted against the proposal.

ITEM 5.  OTHER MATTERS

Appointment of Officer

	Mr. Kenneth Ruotolo was appointed Executive Vice President of Finance and Operations by the Board of Directors at a meeting held on June 22, 2001.

Compensation Committee

	A Compensation Committee consisting of Richard J. Lee,
Homer G. Dunn and John R. Gaulding was formed by the Board of Directors of the Company at a meeting held on June 22, 2001.

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

	The Company did not file any reports on Form 8-K during the quarter for which this report is filed.


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

	We face rapid technological change. The market for our products and services is characterized by rapidly changing technologies, extensive research and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to enhance our existingproducts and to develop, manufacture and market new products and services. As a result, we expect to continue to make a significant investment in engineering, research and development. There can be no assurance that we will be able to develop and introduce new products and services or enhance our initial intendednproducts and services in a timely manner to satisfy customer needs, achieve market acceptance or address technological changesin our target markets. Failure to develop products and services and introduce themsuccessfully and in a timely manner could adversely affect our competitive position,financial condition and results of operations.We will need to manage growth well. We may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management. To manage thispossible growth effectively, we will need to continue to improve our operational, financial and management information systems and to hire, train, motivate and manage a growing number of staff. We expect to experience difficulty in filling our needs for qualified engineers and other personnel. There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on our financial condition and results of operations. We could face information and product liability risks and may not have adequate insurance. Because we intend to provide middleware solutions to critical business and Internet applications, we may become the subject of litigation alleging that our products were ineffective or disruptive in their treatment of data, or in the compilation, processing or manipulation of critical business information. Thus, we may become the targets of lawsuits from injured or disgruntled businesses or other users. We do not presently carry product or information liability or errors and omissions insurance, and although we intend to acquire such insurance prior to commencing substantial sales, such insurance may not be available in an acceptable or affordable form. In the event that we are required to defend more than a few such actions, or in the event that we were found liable in connection with such an action, our business and operations would be severely and materially adversely affected.

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

	A failure to obtain additional financing could prevent us from executing our business plan. We anticipate that current cash resources will be sufficient to fund our operations through October 2001. We believe that additional sources of financing can be secured to enable us to complete the development and commercialization of our proprietary technologies, although there is no assurance of our ability to do so.
A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to hire additional personnel and continue development of the technology. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


	ANTs software inc.


Date:    August 14, 2001 	By:    /s/     Francis K. Ruotolo
					Francis K. Ruotolo, Chairman,
					Chief Executive Officer and President





Date:     August 14, 2001	By:	/s/     Michael W.  O'Connor
					Michael W. O'Connor,
					Interim Chief Financial Officer