Form 10QSB
period 2001-09-30
ANTS SOFTWARE INC
filed 2001-11-14
CIK 796655

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________
                                   FORM 10-QSB

(Mark One)

     [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: September 30, 2001

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

         15,601,888 shares of common stock as of September 30, 2001

    Transitional Small Business Disclosure Format:  Yes [  ]    No [X]



                                TABLE OF CONTENTS

         PART I.  Financial Information

Item 1.  Financial Statements  	...........................................3-8
Item 2.  Management's Plan of Operation ...................................8-9

         PART II.  Other Information

Item 1.  Legal Proceedings  ...............................................9-10
Item 2. Changes in Securities .............................................11
Item 3. Defaults Upon Senior Securities	...................................11
Item 4. Submission of Matters to a Vote of Security Holders ...............11
Item 5. Other Matters .....................................................11
Item 6. Exhibits and Reports on Form 8-K  .................................11
Risk Factors ..............................................................11-13
Signatures ................................................................14



                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ANTs software inc.
                          CONDENSED BALANCE SHEETS




                                          September 30, 2001  December 31, 2000
                                             (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                     $   917,451      $   2,609,084
   Interest and other receivables                      4,863              4,860
   Prepaid expenses                                  240,425            102,947

     Total current assets                          1,162,739          2,716,891

PROPERTY AND EQUIPMENT:
   Computers and software                            614,184            565,110
   Office furniture and fixtures                      27,960             26,372
   Less accumulated depreciation                    (161,330)           (65,278)

     Property and equipment, net                     480,814            526,204

OTHER ASSETS                                           5,100              3,700

     TOTAL ASSETS                                $ 1,648,653      $   3,246,795



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses         $   109,911      $     231,053
   Accrued legal fees                                 85,919            258,742
   Notes payable                                     110,367             29,980
   Current portion of note payable-former officer     75,000                  -
   Other liabilities                                 125,000                  -

     Total current liabilities                       506,197            519,775



   Long-term note payable - former officer,
                    net of current portion           150,000                  -

TOTAL LIABILITIES                                    656,197            519,775


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 100,000,000
   authorized;15,601,888 and 13,082,038 shares
   issued and outstanding respectively                 1,560             13,082
   Additional paid-in-capital                     23,027,129         18,804,974
   Common stock subscribed                                 -          1,815,000
   Notes receivable from officers for
   stock purchases                                  (135,000)          (180,000)
   Treasury stock                                          -           (121,078)
   Accumulated deficit                           (21,901,233)       (17,604,958)
     Total stockholders' equity                      992,456          2,727,020
     Total liabilities and stockholders' equity  $ 1,648,653      $   3,246,795


The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                      CONDENSED STATEMENTS OF OPERATIONS

                                     Three months ended       Nine months ended
                                        September 30,            September 30,
                                     2001        2000        2001       2000
                                 (Unaudited) (Unaudited) (Unaudited) (Unaudited)
REVENUES                        $         - $         - $         - $         -

OPERATING EXPENSES:
   General and administrative
      expenses                      766,782   1,454,796   3,593,807   3,164,905
   Research and development
      expenses                      456,379     273,750     769,332     595,564
     Loss from operations        (1,223,161) (1,728,546) (4,363,139) (3,760,469)


OTHER INCOME:
   Interest income, net              23,521      23,283      59,979     149,728
   Other income                       2,715           -       6,885           -
     Other income, net               26,236      23,283      66,864     149,728

     NET LOSS                   $(1,196,925)$(1,705,263)$(4,296,275)$(3,610,741)


BASIC AND DILUTED LOSS
   PER COMMON SHARE             $     (0.08)$     (0.13)$     (0.29)$     (0.28)


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING	         15,528,221  12,759,948	 14,775,246  12,627,293




The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                Nine Months ended September 30,
                                                     2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:            (Unaudited)     (Unaudited)

     Net Loss                                   $ (4,296,275)   $ (3,610,741)
     Adjustments to reconcile net loss
     to net cash used by operating activities:
        Depreciation                                  96,790          34,450
        Common stock issued in settlement
               of litigation                         137,235               -
        Stock compensation                            46,800               -
        Gain on sale of fixed assets                   2,985               -
        Write-off of notes and interest
              receivable from officers for
              stock purchases                         49,860          58,140

        Compensation expense recognized in
              form of notes payable to
              former officer                         300,000               -


     Changes in operating assets and liabilities:
        Prepaid expenses and interest receivable    (142,341)       (190,197)
        Accounts payable and accrued expenses          3,858          88,513
        Other receivables                                  -         (25,734)
        Notes payable                                 80,387         118,578
        Accrued legal fees                           (13,597)       (275,323)
        Security deposits                             (1,400)        (12,365)
          Net cash used in operating activities   (3,735,698)     (3,814,680)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net        (54,385)       (851,653)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placements              1,969,200               -
     Proceeds from exercise of warrants              121,000         150,000
     Proceeds from exercise of options                 8,250               -
         Net cash provided by financing
              activities                           2,098,450         150,000


NET DECREASE IN CASH                              (1,691,633)     (4,516,333)
CASH, BEGINNING OF PERIOD                          2,609,084       4,882,212


CASH, END OF PERIOD                              $   917,451         365,879



NON-CASH FINANCING ACTIVITY:
In February 2001, the Company issued 400,000 shares of stock, which reduced accrued legal fees by $159,226, as settlement of a lawsuit claim. See Note 5.

In August 2001, the Company issued 37,500 shares of stock and a warrant to purchase 37,500 shares of stock as cancellation of the $75,000 payment due on the note payable to a former officer. See Note 6.

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

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected in the future.


2.	 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification - To more clearly reflect the operation of the business, we have reclassified as research and development expenses certain historical expenses originally classified as general and administrative. Beginning January 1, 2000, the subtotals for general and administrative and research and development expenses have changed. Note that while the subtotals have changed, total expenses have not. Additionally, certain other reclassifications of prior years' balances have been made to conform to the current financial statement presentation.

Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:



                                Three Months Ended         Nine Months Ended
                                      Sept. 30,                Sept. 30,
                                 2001         2000         2001         2000
Net loss                     $(1,196,924) $(1,705,263) $(4,296,275) $(3,610,741)
Weighted average shares
of common stock outstanding
      -  basic and dilutive   15,528,221   12,759,948   14,775,246   12,627,293
Basic and diluted net loss
         per share           $     (0.08) $     (0.13) $     (0.29) $     (0.28)


As of September 30, 2001 outstanding options and warrants for the purchase of up to 5,771,717 shares of common stock at prices ranging from $0.25 to $11.63 were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

3.	EQUITY TRANSACTIONS

	From July 1, 2001 through September 30, 2001, we sold to accredited investors, through a private offering, 126,500 units, at a price of $2.00 per unit (the "Units"), with each Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of Four Dollars ($4.00), exercisable until December 31, 2001. In connection with this offering, we paid $15,800 in commissions and finder's fees. The gross proceeds of the offering were $253,000. The proceeds will be used for general working capital purposes.

	The 200,000 shares that had been subscribed, but not issued as of June 30, 2001, were issued during the third quarter of 2001. As part of the January 2001 private placement, 11,350 restricted shares were issued in exchange for placement services provided. These shares were exchanged for stock options, which were exercised during the third quarter of 2001. The exercise price of these options was fulfilled by services previously rendered.

	During the third quarter of 2001, a former employee exercised stock options for 3,000 shares in the amount of $8,250.

	On August 4, 2001, a former officer was issued 37,500 units
(the "Units"), with each Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of Four Dollars ($4.00), exercisable until December 31, 2001. The Units were issued in lieu of a $75,000 cash payment due on the note payable to the former officer.

In December 2000 the Company re-incorporated from Nevada to Delaware and changed its name from ANTs software.com to ANTs software inc. As part of the re-incorporation the Company's common stock par value was changed from $0.001 to $0.0001 and the authorized common stock was increased from 20,000,000 to 100,000,000 shares.


4.	WARRANTS AND STOCK OPTIONS

As of September 30, 2001, the Company had outstanding warrants to purchase up to 3,592,606 shares of common stock and options to purchase up to 2,179,111 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                    Warrants       Stock Options       Total
Outstanding at January 1,2001       5,289,222            417,200     5,706,422
Granted                               217,000          1,558,004     1,775,004
Exercised or retired                 (455,813)          (104,400)     (560,213)


Outstanding at March 31,2001        5,050,409          1,870,804     6,921,213
Granted                               782,500            317,831     1,100,331
Exercised or retired               (1,078,777)          (133,180)   (1,211,957)


Outstanding at June 30,2001         4,754,132          2,055,455     6,809,587
Granted                               174,000            138,006       312,006
Exercised or retired               (1,335,526)           (14,350)   (1,349,876)


Outstanding at September 30,2001    3,592,606          2,179,111     5,771,717



5.	LEGAL SETTLEMENT

The Company entered into a Settlement Agreement effective as of February 23, 2001 with the law firm Hughes Hubbard & Reed LLP ("HHR") pursuant to which the Company agreed to issue 400,000 shares of common stock, for which the Company recognized an expense of $137,235. In addition, the settlement satisfied accrued legal expenses of $159,267, which had been recorded in prior periods.


6.	SETTLEMENT WITH FORMER OFFICER
The Company entered into an agreement (the "Agreement") with a former officer, effective as of January 11, 2001, in connection with which the Company agreed to forgive, on August 4, 2001 and on each year anniversary thereafter, $45,000 of the principal amount and all accrued interest on a loan made to the former officer in August 1999 in the original amount of $225,000. The aggregate amount receivable at September 30, 2001 is $135,000.

The Company also agreed, pursuant to the Agreement, to pay the former officer the sum of $300,000, payable in four $75,000 installments, starting on August 4, 2001 and on each year anniversary thereafter, without interest. Subsequently, the former officer was issued, in lieu of the cash payment due August 4, 2001, 37,500 Units (see note 3, above). The aggregate amount payable at September 30, 2001 is $225,000.


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

Overview

We are engaged in the development and marketing of a proprietary software technology that is intended to significantly improve the speed at which computers can access data. Our operations currently consist of research and development of our proprietary software technology ("ANTs technology"), marketing our technology to potential customers and partners, and capital raising. We have not realized any revenues to date.

Plan of Operation

 	Our operations over the next six months will primarily consist of continued research and development of our proprietary software technology and development of our marketing program. Research and development will be focused on demonstrating and enhancing the capabilities of our prototype system. Thereafter, research and development will be directed towards developing initial customer applications utilizing our technology. General commercial applications utilizing our technology are expected to be available by the end of calendar 2001. There is no assurance that our plans will be realized.

The majority of our operating expenses and costs over the next three to six months are expected to be for and in connection with existing personnel, beta-testing our prototype system and development and execution of our marketing efforts. We currently have nineteen full-time and two part-time employees and two consultants. To more clearly reflect the operation of the business, we have reclassified as research and development expenses, certain historical expenses originally classified as general and administrative. Beginning January 1, 2000, the subtotals for general and administrative and research and development expenses have changed. Note that while the subtotals have changed, total expenses have not.

We believe that additional sources of financing can be secured to enable us to complete the development and commercialization of our proprietary technologies, although there is no assurance of our ability to do so.

General and Administrative

General and administrative expenses decreased from $1,454,796 during the three months ended September 30, 2000 to $766,782 during the three months ended September 30, 2001. General and administrative expenses increased from $3,164,905 during the nine months ended September 30, 2000 to $3,593,807 during the nine months ended September 30, 2001. Components of general and administrative expense for the 3rd quarter of 2001 include: salaries and benefits (41%), insurance (17%), legal (14%), other professional services (17%) and other expenses (11%). We expect overall general and administrative expenses to increase moderately over the next three to six months.

Research and Development

Research and development expenses increased from $273,750 during the three months ended September 30, 2000 to $456,379 during the three months ended September 30, 2001. Research and development expenses increased from $595,564 during the nine months ended September 30, 2000 to $769,332 during the nine months ended September 30, 2001. These expenses are related to the research, testing and product development of our proprietary software. We expect that our research and development expenses will continue to increase moderately as additional staff is recruited and we begin beta-testing of our prototype system.

Marketing

On or about September, 17, 2001 we signed a letter of intent to enter into a technology and marketing agreement with Data Trak Technologies of California, Inc., a supply chain provider and integrator of small package and LTL shipping solutions. In the letter of intent, Data Trak agreed to evaluate ANTs' proprietary database technology for inclusion into its product and service offerings and agreed to introduce ANTs to key clients and partners. Data Trak clients include: Sony Music, Oracle, Intel, Novell, Sun Micro Systems, Clorox, 3M and Abbott Labs. On or about October 30, 2001, we entered into a beta test agreement with Data Trak, pursuant to which we agreed to provide Data Trak with early access to our technology for testing and evaluation.

Capital and Liquidity Resources

We anticipate increasing expenditures over the coming months as we continue to develop our technology. We do not expect to realize any revenues through calendar year 2001. Our cash balance as of September 30, 2001 was $917,451, which we believe will be adequate to fund our activities through mid-December 2001 at our current rate of spending. There can be no assurance that our continued product development and infrastructure development will not require a much higher rate of spending. There can also be no assurance that we will be able to obtain additional capital on acceptable terms.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

	We were a defendant in a case entitled Hubert P. Lauffs v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against us for breach of fiduciary duty. The plaintiff purported to base his cause of action on allegations that we and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff. In March 2000, we won this case on summary judgment. In April 2000, the plaintiff filed an appeal of the summary judgment ruling. We believe the appeal to be without merit, but there can be no assurance that the appellate court will not reverse the lower court's ruling and require a trial. We have filed an action for malicious prosecution against the lawyer and the plaintiff in this case. Since May 4, 2000, the malicious prosecution action has been stayed pending resolution of the appeal. With respect to the appeal, the plaintiff filed an opening brief on December 19, 2000, we filed a responsive brief on April 4, 2001, and the plaintiff filed his reply brief on May 25, 2001. Oral argument was heard on October 16, 2001. The Court of Appeal has 90 days to render a decision.

	On or about January 31, 2001, the British Columbia Securities
Commission ("B.C. Commission") requested that we provide information regarding the distribution of securities to British Columbia residents to ensure that such distributions were made in compliance with the British Columbia Securities Act ("BC Act"). On or about October 12, 2001, the B.C. Commission decided not to take formal enforcement action against us at this time in connection with our breaches of the BC Act.

In March 2001, we were informed that the staff of the Securities and Exchange Commission (the "SEC") was considering recommending to the Commission that an action be brought against us alleging that:

1)	We incorrectly identified Mr. Peter Patton as a director in a January
2000 registration statement on form S-8;
2)	We failed to disclose a 1996-97 attempted involuntary bankruptcy proceeding in our 1999 registration statement on form 10-SB;
3)	A former director signed a consent in our January 2000 registration statement on form S-8 that should have been signed by our auditor; and
4)	We failed to file periodic reports from 1988 to 1999.

	We thereafter made a submission to the staff of the SEC explaining our position on these matters and explaining why no action should be brought against us.

	In August 2001, we reached a tentative agreement with the staff of the SEC to settle the matter by consenting, without admitting or denying the SEC's allegations, to an injunction prohibiting us from future violations of the periodic reporting requirements (item 4, above).

On November 7, 2001, our counsel received a letter from the staff of the SEC that stated the following:

"This letter is to inform you that the staff of the Securities and Exchange Commission's Office of Enforcement does not intend to bring an enforcement action against your client, Ants Software, Inc. ("Ants") in connection with the issues addressed in the staff's March 8, 2001 Wells letter, as identified more specifically in Ants' Form 10KSB dated March 22, 2001.

The above-referenced investigation, however, has not been terminated. This letter must in no way be construed as indicating that Ants has been exonerated or that no action may ultimately result from the staff's investigation of the above-referenced matter. In addition, the attempted use of this letter as a purported defense in any action that might subsequently be brought against Ants, either civilly or criminally, would be clearly inappropriate and improper since this letter, at most, can mean that as of this date, the staff of the Commission does not regard enforcement action as called for based upon the information it has at this time. Moreover, this conclusion may be based upon various reasons, some of which are irrelevant to the merits of any subsequent action."

The SEC's latest letter apparently supercedes the tentative settlement agreement.

On October 12, 2001, a class action complaint, titled Joseph Chatham v. ANTs Software.com, et al., was filed in Los Angeles County Superior Court against us and certain of our former officers and former directors. The plaintiff claims to be suing on behalf of a class of persons who purchased our stock from October 5, 1999, through March 23, 2001. The complaint claims violations of certain provisions of the California Corporations Code in connection with the following alleged misrepresentations:
(1)	We misrepresented that Dr. Peter Patton was a member of our board of directors;
(2)	We failed to disclose an effort by a creditor to force us into involuntary bankruptcy; and
(3)	Donald Hutton falsely identified himself as a certified public accountant in an SEC filing.

These allegations appear to be the same as three of the four matters raised by the SEC as disclosed in our Form 10-KSB dated March 22, 2001. We believe these claims to be without merit and intend to defend this case vigorously. However, there can be no assurance that this matter will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency.

	The information is hereby incorporated by reference from the Form 10-QSB filed on May 15, 2001. There have been no other material developments in the period covered by this report.

ITEM 2. CHANGES IN SECURITIES

From July 1, 2001 through September 30, 2001, we sold to accredited investors, through a private offering, 126,500 units, at a price of $2.00 per unit
(the "Units"), with each Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of Four Dollars ($4.00), exercisable until December 31, 2001. In connection with this offering, we paid $15,800 in commissions and finder's fees. The gross proceeds of the offering were $253,000. The proceeds will be used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

	No changes during the period covered by this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER MATTERS

Mr. Michael O'Connor resigned as Interim Chief Financial Officer, effective as of September 30, 2001. Mr. John Williams resigned as Secretary and Executive Vice President, Quality Assurance and Operations, effective as of September 14, 2001. Mr. Kenneth Ruotolo was appointed to the position of Chief Financial Officer and Secretary, by the Board of Directors by unanimous written consent on October 1, 2001.

Mr. Jeffrey R. Spirn, Ph.D was appointed to the position of Vice President, Research & Development, by the Board of Directors at a meeting held on September 6, 2001.

Mr. Girish Mundada was hired to the position of Vice President of Engineering, effective as of September 24, 2001.


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

	We did not file any reports on Form 8-K during the quarter for which this report is filed.


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

	We depend on our key personnel and may have difficulty attracting and retaining the skilled staff we need to execute our growth plans. Our success will be dependent largely upon the personal efforts of our Chairman and Chief Executive Officer, Francis K. Ruotolo, as well as other senior managers. The loss of key staff could have a material adverse effect on our business and prospects. To execute our plans, we will need to hire and retain more staff.
We plan to increase our technical personnel in the near term. We are recruiting personnel to meet this objective. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in attracting or retaining such qualified personnel. Specifically, we may experience increased
costs in order to attract and retain skilled employees.   If we are unable to
hire, train and manage new skilled and experienced employees as needed, we would be unable to support our planned growth and future operations.

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

	A failure to obtain additional financing could prevent us from executing our business plan. We anticipate that current cash resources will be sufficient to fund our operations through mid-December 2001 at our current rate of spending. We believe that additional sources of financing can be secured to enable us to complete the development and commercialization of our proprietary technologies, although there is no assurance of our ability to do so. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to hire additional personnel and continue development of the technology. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs.

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


	                                             ANTs software inc.


Date:    November 14, 2001 	    By:	  /s/     Francis K. Ruotolo
                                          Francis K. Ruotolo, Chairman,
                                          Chief Executive Officer and President


Date:    November 14, 2001	    By:	  /s/     Kenneth Ruotolo
                                          Kenneth Ruotolo
					  Chief Financial Officer and Secretary