Form 10KSB
period 2001-12-31
ANTS SOFTWARE INC
filed 2002-03-28
CIK 796655

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------
                                   FORM 10-KSB

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for the fiscal year ended December 31, 2001 were: $0

     The aggregate market value for the Registrant's voting common stock held by non-affiliates based upon the closing bid price for the common stock on March 11, 2002, as reported on the NASD Bulletin Board system, was approximately $24.6 million. Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 11, 2002 the Registrant had 17,525,651 shares of common stock outstanding.

     Transitional Small Business Disclosure Format:  Yes [  ]    No [X]

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                     PART I

Item 1. Description of Business..............................................3
Item 2. Description of Property..............................................9
Item 3. Legal Proceedings....................................................9
Item 4. Submission of Matters to a Vote of Security Holders..................10

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.............10
Item 6. Management's Plan Of Operation.......................................11
Item 7. Financial Statements.................................................16
Item 8. Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures............................................16

                                    PART III

Item 9. Directors, Executive Officers and Control Persons; Compliance
            With Section 16(a) of the Exchange Act...........................17
Item 10. Executive Compensation..............................................20
Item 11. Security Ownership of Certain Beneficial Owners and Management......23
Item 12. Certain Relationships and Related Transactions......................25
Item 13. Exhibits and Reports on Form 8-K....................................25
Signatures...................................................................26

Certain statements contained in this Form 10-KSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Such risks include failure of the ANTs technology to work properly, failure to develop commercially viable products or services from the ANTs technology, delays or failure in fundraising efforts, delays in or lack of market acceptance, failures to recruit adequate personnel, and problems with protection of intellectual property, among others. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Annual Report on Form 10-KSB, the inclusion of such information should not be regarded as a representation by the Company that the Company's objectives or plans will be achieved. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                     PART I

Item 1. Description of Business

The Company

         We are a Delaware corporation headquartered in Burlingame, California. Our shares trade on the OTC Bulletin Board under the stock symbol ANTS. We are the successor to Sullivan Computer Corporation, a Delaware corporation incorporated in January 1979, which, in 1986 changed its name to CHoPP Computer Corporation. In 1997, we reincorporated from Delaware to Nevada, and in February 1999 changed our name from CHoPP Computer Corporation to ANTs software.com. In December 2000, we reincorporated from Nevada to Delaware and changed our name from ANTs software.com to ANTs software inc.

Current and Planned Operations

         We are engaged in the development and marketing of a proprietary software technology that is intended to significantly improve the speed at which computers can manipulate data. Our operations currently consist of research and development of our proprietary software technology ("ANTs technology"), marketing our technology to potential customers and partners, and raising capital for operations. As of the filing of this report, we have funds for continued operations through April 2002. We have not realized any revenues to date. We anticipate that, if we are sufficiently funded, over the next six months our focus will be threefold: continued development of our technology, marketing our technology, and raising capital for operations.

         We currently have sixteen full-time employees, two part-time employees and one consultant. In order for us to execute our plans we will ultimately need to hire and retain a substantially larger number of personnel. Nonetheless, we plan to grow modestly, increasing the number of our technical personnel by ten and the number of marketing and sales personnel by five by the end of 2002.

Technology and Intellectual Property

         We have developed software that, we believe, can radically improve the speed of data access regardless of the application or the data access model.

         We are a successor to a company originally founded to produce a supercomputer. The concepts developed for the supercomputer form the basis for what we believe is an elegant solution to the primary road blocks that have prevented hardware from running efficiently. The continuing technical dilemma that limits speed in all but the simplest problems is the fact that the CPU remains idle most of the time. We believe we have solved these problems with the ANTs Concurrency Engine (ACE). ACE is comprised of a unique data processing engine coupled with lock-free data structures. The first implementation of ACE is the ANTs Data Server (ADS) a standards-compliant SQL relational database server.

        As network performance improves, ACE's ability to reduce latency and blocking become more important as a percentage of the total cost of computing. In a conventional network, locks held during communication dominate performance in a typical network. ACE reduces contention by more than 99% in many cases, effectively reducing the associated latency costs by the same factor.

        The same blocking that reduces network performance also reduces individual server performance. Current technology requires locks and blocking (waiting for lock release) to coordinate the use and update of common data. The difficulty with blocking is that it makes the cost of contention for common resources very high. Although some blocking may be required by the logic of the program, almost all blocking is to maintain order in program flow. ACE eliminates the need for this second kind of blocking.

         The Ants Concurrency Engine (ACE)

         We believe our core technology revolutionizes access to data regardless of the application or the data access model. ACE fully utilizes the resources of multiprocessor computers (SMP machines) for data manipulation on SMP hardware. We believe ACE can significantly improve performance in any application that handles high volumes of shared, updateable data. ACE is well suited for incorporation in new and existing platforms and applications where contention would traditionally inhibit performance; these are characterized by the following:

          o    New data items being added at a high rate, and/or ...
          o    Data items being modified at a high rate, and ...
          o    Retrieval or search operations while items added or modified

         In traditional data manipulation schemes, avoiding contention often places burdensome limitations on application design. By eliminating the bottlenecks caused by contention, ACE allows the application designer greater flexibility to define how the data is organized and manipulated. We believe ACE is capable of producing significant performance improvements in appropriate applications. ACE's value increases with memory size, CPU speed (relative to memory access times and network latencies), network bandwidth, and most significantly with the number of CPUs. With properly designed applications, we believe ACE will scale almost linearly with CPUs.

         ACE consists of two key components:

          o    A unique data manipulation engine
          o    Concurrency enabling lock-free data structures

         The Engine

         For many years, shared data manipulation has been the bottleneck in application implementation. This leads to the well-known performance and scaling problems experienced by the leading application vendors. The database and similar caching market exists because data manipulation at the datastore itself is such a bottleneck. Our scientists who studied this problem developed a revolutionary way of organizing the work associated with manipulating data. This engine (the "Engine") reorganizes the work of the CPUs on multiprocessor systems to avoid delays due to data contention. The result is an entirely new approach to the process by which data is managed.

         Lock-Free Data Structures

         Contention produces two significant performance bottlenecks in data-intensive applications:

               o The necessity of locking records, and in some cases entire indexes, to ensure data integrity. This results in significant delays due to lock waiting.
               o Cache synchronization conflicts that occur when shared data is distributed in multiple caches or multiple clients

         ACE includes several patent-pending designs for the implementation and deployment of lock-free data structures, which, in tandem with the Engine, virtually eliminate the necessity of locking any data structures, even in applications with significant data contention.

         Mathematical modeling and benchmark tests indicate that this lock-free data structure technology eliminates as much as 99% of the locking that cripples application performance. Yet it does so without sacrificing data integrity or security.

         Our innovative technology allows index operations, which are seemingly impossible with existing technology. Without ACE, indexes cannot be modified unless they are locked in whole or part, but with ACE locking (and lock waiting) is totally unnecessary. Locks not only cause waiting, they also can cause severe cache synchronization conflicts, which ACE also eliminates. Operations that would significantly decrease performance in an index-dependent application, such as adding or modifying items, will, when using ACE, all run concurrently at maximum speed.

         Using ACE, developers can design applications knowing that ACE handles operations under load that are now generally impossible, even when the data is rapidly changing. There are alternatives for dealing with contention, but they are all expensive. Hardware and maintenance costs are high and these alternatives often eliminate data access flexibility by partitioning the data. Keeping a single image of the data is optimum and ACE allows data manipulation on a much larger single image.

         Combining the Technologies

         We believe that the Engine processes work very efficiently, providing large performance gains over traditional data manipulation techniques and the Lock-Free Data Structures allow for massive parallelism of operations on data items. Combined, they make up the ANTs' Concurrency Engine. ACE delivers very high performance in normal operating situations. But in contentious high-volume situations, where other mechanisms simply fail, we believe ACE achieves its greatest successes, scaling almost linearly with CPUs and handling 1000s of concurrent users (a user being any "client" computer making a request of the system).

         Application Areas

         ACE is flexible and can be used by a plethora of applications to manipulate and organize data. Examples include: a real-time object or message store for web or wireless applications, a naming/directory service, or a DBMS.

         ANTs Data Server

         The first implementation of ACE is the ANTs Data Server (ADS) a standards-compliant SQL relational database server. Using the lock-free datastructures developed in ACE, ADS achieves levels of performance that, we believe, are impossible with other RDBMS products on the market today in cases of high data contention. In a recent benchmark, ADS successfully processed 11 times as many transactions-per-minute as one of the industry's leading database servers.

Patents

         We use several separate proprietary technologies, all of which we believe must be present to achieve results comparable to ACE/ADS. We have been granted three patents: U.S. Patents No. 4,484,262 (granted on November 20, 1984) and No. 4,707,781 (granted on November 17, 1987) on our Shared Memory Computer Method and Apparatus, and U.S. Patent No. 5,438,680 (granted on August 1, 1995) on our Method and Apparatus for Enhancing Concurrency in a Parallel Digital Computer. During 2000 and 2001, we filed seven patent applications to obtain protection for new intellectual property. We also claim certain copyright, trade secret and trademark protection in aspects of our business and technology and new intellectual property is under development on an ongoing basis.

Markets, Product Strategy and Market Entry

         Our product offering is comprised of two components, the core technology, ACE, which represents our intellectual property and ADS, a relational database which is the first implementation of ACE. ACE can be used as the engine for any application that manipulates data. It has applicability in many markets. ADS can be applied to certain segments of the database market.

         Please carefully consider the following in connection with the risk factors listed herein in the Section entitled "Management's Plan of Operations" and the cautionary notes therein.

         Four Market Segments

         To date, we have identified four market segments where ACE or ADS may be well suited. To maximize available resources, we will select and focus on two of these segments.

         1. Application Servers/JMS - Web Services

         With Java, IBM and BEA are very aggressively competing. With .net, Microsoft is pitching its MS-Centric story. Our opportunity here could be as simple as a JMS engine, or as complex as a revolutionary architecture for application deployment that dominates the industry.

         Market Size. The application server market is estimated by IDC at $5 billion for 2002, growing explosively to $18 billion by 2005. Of this total market, we believe the segment in which we can provide an advantage is perhaps $2 billion. This market is intensely competitive. The targeted partner is the major application server vendor. We believe we could provide a key competitive advantage for those application server vendors who choose to partner with us.

         Competition. We provide unique technology in this sector. The caching vendors currently provide a work-around for the database contention problem. Traditional RDBMSs with caching is the current solution.

         ANTs' Advantages. We believe that ACE can greatly improve performance of the JMS Engine by acting as a high-performance persistent message store and by enabling high-rate routing for publish/subscribe services.

         Positioning. The technology is ideally embedded in the partner's offering, though bundling a standalone JMS engine is possible with the right partners.

         2. Wireless Messaging

         This market has grown rapidly in Europe over the last 18 months and is poised for rapid growth in the U.S. The high-volume, high-contention characteristics of wireless messaging makes this market a real opportunity for our technology. Partners would be the application providers, those who develop and manage applications for the carriers. Depending on the partner and application either ACE or ADS can be deployed.

     Market Size. The application provider revenue forecast for western Europe is estimated by IDC at $1 billion in 2002, growing rapidly to $12 billion in 2005. This market is just emerging in North America.

     Competition. Currently, a number of specialized, industry specific software solution providers compete in this market. Traditional database vendors generally do not compete in this market and where they do, they require complex and costly implementations.

     ANTs' Advantages. Our technology can perform high volumes of inserts while queries are in progress. This set of features is very important for SMS and other wireless message formats and provides us with significant advantage over most other solutions.

     Positioning. We intend to position ourselves as enabling technology that can be incorporated into the platforms and applications sold to the large carriers by the infrastructure and applications vendors.

     3. High-end OLTP

     This upper edge of the market is where traditional relational databases can no longer scale due to contention within the data structures. The data is greatly partitioned to minimize contention, or a mainframe solution is in use. Both of these are expensive solutions and altering or adding applications to them are difficult. Our Data Server is targeted at this market, in which SQL, ODBC, transactional support and isolation levels are dominant concepts.

     Market Size. The database market is estimated by IDC at $12 billion for 2002, growing to $16 billion by 2004. Our targeted segment represents an estimated $3 billion opportunity. It is a specialized and profitable segment of the database market. The targeted customer profile is Fortune 1000 companies in the financial services, travel/hospitality, retail, logistics, and manufacturing sectors.

     Competition. Oracle Parallel Server, IBM Sysplex, Compaq Himalaya, Teradata

     Positioning. Our Data Server is being positioned as a specialized high contention relational database with real-time replication and instantaneous failover.

     ANTs' Advantages. We believe our technology has the following advantages in the high-end OTLP market:

          o Significant cost savings in: licensing, hardware, management application development and maintenance
          o    Application Flexibility

     4. Storage

     The market is characterized by the rapid commoditization hardware, leading to decreased profitibility for the leading vendors. These vendors are developing high-performance software management applications as a means of differentiating. As of March 2002, we have begun an in-depth analysis of this market to determine where our technology fits.

     Market Size. According to IDC, the software market for storage was approximately $6 billion in 2001, growing to $9 billion in 2004. Initial indications are that ACE could provide benefit in file system functionality for the rapidly growing Network Attached Storage segment.

     Competition. To be determined.

     Positioning. To be determined.

         ANTs' Advantages. We believe our lock-free datastructure technology enables very fast and scalable file systems.

         Go-To-Market Plan

         Given our size, strength in technology development, and the types of high-end enterprise sectors we're targeting, we believe our best go-to-market strategy is to leverage the marketing and sales infrastructure of our partners. We do not intend to develop an extensive sales and marketing organization for the purpose of selling directly to customers, though we will sell direct in some cases. We intend to develop an organization designed primarily to incentivize and support our key partners.

         Our go-to-market strategy includes two partner models, which we intend to pursue in this order:

     o OEM - where the partner brands, supports and markets and sells our products as part of their solution. We support the partner's sales, support and marketing efforts.
     o Co-Marketing - where the partner distributes our products through their channels under our brand. The cost of marketing and support is shared with the partner.

         In return for bearing the majority of marketing and sales costs, OEM partners will receive heavily discounted license fees. Co-marketing partners will receive a smaller license fee discount depending on how much they invest in sales and marketing support.

         We believe that there are compelling reasons why companies will want to partner with us:

     o    Competitive advantage through higher performance and scalability
     o    Their customers could benefit through:
          o Scalability - enabling their businesses to grow beyond current limitations
          o Speed - leading to increased productivity or better customer response
          o Savings through less costly hardware and less complicated application development and maintenance
     o    Development of new applications not currently possible

         Revenue Model

         We intend to generate revenue through licensing (ACE and ADS) and services. We envision three methods of licensing (from most to least tightly integrated):

         OEM - We will license our core technology to ISV's for incorporation in their products. We will provide customization services so the integration is seamless and takes maximum advantage of our technology.

         Co-Marketing - We will sign distribution agreements providing certain partners the ability to resell ACE or ADS as part of their complete solution.

         End-User - We will license ADS directly to customers where appropriate and customize it for use with their applications.

         We intend to charge the license fee on a "per CPU" basis (a common mechanism in the enterprise software space).

         Service revenue would be generated through: integration and customization, maintenance, and training fees as follows:

         Integration and Customization - We intend to build out a professional services organization whose goal is to customize ACE or ADS and optimize their performance for partners and customers. We will charge an hourly fee to perform these services.

         Maintenance - We intend to charge a maintenance fee for each license sold. This pays for certain levels of support and software updates. A typical fee is 20% of the retail license fee per year.

         Training - We intend to charge an hourly rate to provide customized training for licensees.

         Beta Test - ANTs Data Server

         On or about October 30, 2001 we entered into a beta test agreement with Data Trak Technologies of California, Inc., (Data Trak) a supply chain provider and integrator of small package and LTL shipping solutions. In the agreement, Data Trak agreed to evaluate our proprietary database technology for inclusion into its product and service offerings and agreed to introduce us to key clients and partners. As of the filing of this report, beta testing has been delayed while we refocus on Data Trak's new enterprise-level solutions.

Item 2.  Description of Property.

         Our headquarters are currently located at 801 Mahler Road, Suite G, Burlingame, California. We now occupy approximately 5000 square feet. We believe that our facilities are adequate for our present needs and our near term growth, and that additional facilities will be available at acceptable rates as we need them.

Item 3.  Legal Proceedings.

         On or about January 31, 2001, the British Columbia Securities Commission ("B.C. Commission") requested that we provide information regarding the distribution of securities to British Columbia residents to ensure that such distributions were made in compliance with the British Columbia Securities Act ("BC Act"). On or about October 12, 2001, the B.C. Commission informed us by letter that it had decided not to take formal enforcement action against us at this time in connection with our breaches of the BC Act. On or about March 15, 2002, the B.C. Commission issued a Revocation Order that revokes a long-standing Cease Trade Order and has the Company deemed a "non-reporting company". This relieves us of any requirement to file periodic reports with the B.C. Commission.

         In March 2001, we were informed that the staff of the SEC had drafted a "Wells Letter" in which it was considering recommending to the Commission that an action be brought against us alleging that: (i) we incorrectly identified Mr. Peter Patton as a director in a January 2000 registration statement on form S-8;
(ii) we failed to disclose a 1996-97 attempted involuntary bankruptcy proceeding in our 1999 registration statement on form 10-SB; (iii) a former director signed a consent in our January 2000 registration statement on form S-8 that should have been signed by our auditor; and (iv) we failed to file periodic reports from 1988 to 1999. In August 2001, we reached a tentative agreement with the staff of the SEC to settle the matter by consenting, without admitting or denying the SEC's allegations, to an injunction prohibiting us from future violations of the periodic reporting requirements. On November 7, 2001, our counsel received a letter from the staff of the SEC that stated the SEC did not intend to bring enforcement action against the Company and on December 18, 2001 our counsel received a letter from the staff of the SEC confirming that the investigation was terminated as to the Company.

         On October 12, 2001, a class action complaint, titled Joseph Chatham v. ANTs Software.com, et al., was filed in Los Angeles County Superior Court against us and certain of our former officers and former directors. The plaintiff claims to be suing on behalf of a class of persons who purchased the Company's stock from October 5, 1999, through March 23, 2001. The complaint claims violations of certain provisions of the California Corporations Code in connection with the following alleged misrepresentations: (i) we misrepresented that Dr. Peter Patton was a member of our board of directors; (ii) we failed to disclose an effort by a creditor to force us into involuntary bankruptcy; and
(iii) Donald Hutton falsely identified himself as a certified public accountant in an SEC filing. We believe these claims to be without merit and intend to defend this case vigorously. However, there can be no assurance that this matter will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency. Preliminary court scheduling and alternate resolution meetings are scheduled in March 2002.

         We were a defendant in a case entitled Hubert P. Lauffs v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against us for breach of fiduciary duty. The plaintiff purported to base his cause of action on allegations that we and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff. In March 2000, we won this case on summary judgment. In April 2000, the plaintiff filed an appeal of the summary judgment ruling. On November 21, 2001, the Fourth District Court of Appeal ruled in our favor by affirming the Superior Court's March 2000 summary judgment. Lauffs' time to petition for hearing in the California Supreme Court has expired, and no further review is now possible. In September 1999, we had filed an action for malicious prosecution against the lawyer and the plaintiff in this case. Since May 4, 2000, the malicious prosecution action had been stayed pending resolution of the appeal. On January 3, 2002, the stay was lifted. We are pursuing recovery of our legal fees incurred in connection with the proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to our shareholders from October 1, 2001 to December 31, 2001.

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

                                                     High              Low

Quarter Ended December 31, 2001                      2.50              1.70
Quarter Ended September 30, 2001                     3.59              2.50
Quarter Ended June 30, 2001                          4.20              2.50
Quarter Ended March 31, 2001                         5.00              2.75

November 1, 2000 to December 31, 2000                7.25              2.00
Quarter Ended October 31, 2000                      15.25              6.94
Quarter Ended July 31, 2000                         16.63              5.50

Quarter Ended April 30, 2000                        40.13              8.00
Quarter Ended January 31, 2000                      52.75              8.09
Quarter Ended October 31, 1999                      11.31              1.00
Quarter Ended July 30, 1999                          1.69              1.13


         The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         As of March 11, 2002 there were 2,506 holders of record of our common stock.

         From October 1, 2001 through December 31, 2001, we sold to accredited investors, through a private offering, 1,085,997 units, at a price of $0.75 per unit (the "Units"), with each Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of One Dollar ($1.00), exercisable until December 31, 2002. In connection with this offering, we paid $17,950 and issued 28,667 units in commissions and finder's fees. The gross proceeds of the offering were $814,500. The proceeds will be used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Item 6. Management's Plan of Operation.

         We are engaged in the development and marketing of a proprietary software technology that is intended to significantly improve the speed at which computers can manipulate data. We anticipate that, if we are sufficiently funded, over the next twelve months our operations will be focused on: the continued development of our technology, marketing our technology, and raising capital for operations.

Technology Development

         Over the next twelve months we intend to continue to improve and add functionality both to the ANTs Concurrency Engine (ACE) and to the ANTs Data Server. We have built out the basic functionality to the point where virtually all additional functionality will be driven by partner or customer demand. We intend to actively engage prospective partners and customers in technical discussions to determine what features are and will be most in demand for the markets we are targeting. We intend to then mobilize our engineering resources around developing those features. Once we are successful in developing partner or customer relationships, we anticipate that the specific needs of the partner or customer will drive the development of ACE and ADS functionality.

Marketing

         Our product offering is comprised of two components, the core technology, ACE, which represents our intellectual property and ADS, a relational database which is the first implementation of ACE. ACE can be used as the engine for any application that manipulates data. ADS can be applied to certain segments of the database market. Target markets include: application server, wireless messaging, high-end on-line transaction processing (OLTP) and storage. Our go-to-market strategy includes potential OEM and co-marketing partnerships with leading vendors in each market and limited sales directly to customers.

Raising Capital

         To carry out our plan of operation, we anticipate that over the next twelve months we will require approximately $5-10 million. We will pursue a number of avenues to raise these operating funds: 1) in the past we have been successful raising funds through a series of private placements of our stock, we anticipate that we will continue to raise funds through private placements, 2) as we develop close relationships with large partners, we will pursue strategic investments from those partners, and 3) this year we expect to begin generating revenue, which will be a source of operating funds. We are currently seeking investment from additional investors to support continued operations, although there can be no assurance that we will be able to obtain such investment.

         The majority of our operating expenses and costs over the next twelve months are expected to be for and in connection with existing and additional personnel. We currently have sixteen full-time employees, two part-time employee and one consultant. We view the recruitment of additional qualified technical personnel as essential to the further development and commercialization of our proprietary technologies. Should we be successful in our recruitment efforts, we expect that our personnel and other operating costs will increase over current levels.

Selling, General and Administrative

         Selling, general and administrative expenses increased from $2,983,638 during the eight-month transition period ending December 31, 2000 to $3,688,927 for the year ended December 31, 2001. Approximately $490,000 of the expenses for year 2001 was non-cash, equity compensation on the vested portion of non-employee option grants. We expect that our general and administrative expenses will continue to increase moderately as additional staff is recruited to sell and support our products.

Research and Development

         Research and development expenses increased from $1,155,751 during the eight-month transition period ending December 31, 2000 to $2,185,321 for the year ended December 31, 2001. These expenses are related to the research, testing and product development of our proprietary software. We expect that our research and development expenses will increase moderately as additional staff is recruited to customize our products and develop new ones.

Significant Accounting Policies

         Use of Estimates - The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those and other estimates.

         Property and Equipment - Property and equipment are carried at cost and are depreciated on the straight-line basis over their estimated useful lives of three to five years. Repairs and maintenance are expensed as incurred. When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the statement of operations.

         Research and Development Expenses - Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.

         Income Taxes - The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

         Long-lived Assets - Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the indicators of impairment are present and the estimated undiscounted future cash flows from the use of these assets are less than the assets' carrying value, the related assets will be written down to fair value.

         Operating Segment Information - The Company operates in a single industry segment, computer software. Substantially all of the Company's assets and employees are located at the corporate headquarters in Burlingame, California.

         Stock-based Compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provision of (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based upon the excess of the estimated fair value of the Company's stock over the exercise price, if any, on the grant date.

         Basic Net Loss per Share - Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Since common equivalent shares outstanding during the periods were antidilutive, basic and diluted loss per share are the same.

         Reclassification - Certain reclassifications have been made to the prior year financial statements in order for them to conform to the current year presentation.

         Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Accounting for Business Combinations. This statement requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with an indefinite life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which addresses financial accounting and reporting for the impairment and disposal of long-lived assets with adoption required no later than fiscal year 2003.

         The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

Notes Receivable from Officers

         Notes receivable from officers decreased during the eight months ended December 31, 2000 from $337,500 to $180,000. In August of 2001, we forgave one-fifth, $45,000, of the note receivable from our former President in satisfaction of our obligations pursuant to the terms of his settlement agreement. The balance remaining on this note at December 31, 2001 was $135,000.

Capital and Liquidity Resources

         We anticipate significantly increasing expenditures over the coming months as we continue to develop our technology. We expect to begin recognizing revenues in calendar year 2002. Our cash balance as of December 31, 2001 was approximately $700,000, which, when added to funds raised since then, we believe will be adequate to fund our activities through April 2002 at our current rate of spending. There can be no assurance that our continued product development and infrastructure development will not require a much higher rate of spending. We are currently seeking investment from additional investors to support continued operations, although there can be no assurance that we will be able to obtain such investment.

Risk Factors Associated With The Company's Business and Future Operating Results

         In addition to other information in this 10-KSB, the following risk factors should be carefully considered in evaluating our business since we operate in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-KSB, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

         We focus on the research and development of our proprietary technologies. Our present focus is on the research and development of our proprietary technologies. We believe that these technologies will be the basis for the development of highly marketable commercial products. However, there can be no assurance of this and it is possible that our proprietary technologies have no commercial benefit or potential. In addition, from our inception to the present, we have had no commercial products and have not recognized any operating revenues.

         We have a long corporate existence and were inactive during much of our corporate history. We were formed as the Sullivan Computer Corporation, incorporated in Delaware in January 1979. We were privately owned until late 1986, at which time our common stock began trading in the over-the-counter market. This was a result of the registration of our common stock pursuant to the merger with CHoPP Computer Corporation, a British Columbia corporation. During the period from mid-1987 through late 1999, we had few or no employees. Our operating activities were limited and were largely administered personally by our former Chairman, Donald R. Hutton. Due to the passage of time and the poor condition of financial and other records, there can be no assurance that all matters have been addressed at this time.

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

         A failure to obtain additional financing could prevent us from executing our business plan. A failure to obtain additional funding could prevent us from continuing our business after April 2002. We anticipate that current cash resources will be sufficient to fund our operations through April 2002 at our current rate of spending. We are currently seeking investment from additional investors to support continued operations, although there can be no assurance that we will be able to obtain such investment. A failure to obtain additional funding could also prevent us from making expenditures that are needed to allow us to hire additional personnel and continue development of the technology. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs.

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

         We have indemnified our officers and directors. We have indemnified our Officers and Directors against possible monetary liability to the maximum extent permitted under Delaware law.

         Limitation on ability for control through proxy contest. Our Bylaws provide for a Board of Directors to be elected in three classes. This classified Board may make it more difficult for a potential acquirer to gain control of the Company by using a proxy contest, since the acquirer would only be able to elect two directors out of six directors at each shareholders meeting held for that purpose.

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

         We incorporate by reference the Form 10-KSB filed with the SEC on March 22, 2001, disclosing our change of independent accountants from Farber & Hass, LLP to Burr, Pilger & Mayer, LLP.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The following table sets forth information with respect to our current executive officers, principal employees and directors.

         Name                       Age     Position

Francis K. Ruotolo..................64      Chairman, President and Chief Executive Officer
                                            Class 3 Director, term expires in 2003

Papken S. Der Torossian.............63      Class 1 Director, term expires in 2004

John R. Gaulding....................55      Class 3 Director, term expires in 2003

Homer G. Dunn.......................61      Class 2 Director, term expires in 2002

Thomas Holt.........................56      Class 1 Director, term expires in 2004

Kenneth Ruotolo.....................41      Secretary, Chief Financial Officer and
                                            Executive Vice President of Finance and Operations

Clifford Hersh......................54      Managing Director and Chief Scientist

Jeffrey R. Spirn, Ph.D..............53      Vice President, Research and Development

Girish Mundada......................34      Vice President, Engineering

Francis K. Ruotolo, Age 64
Chairman, President and Chief Executive Officer

         Frank Ruotolo became Chairman of the Board, Chief Executive Officer and President in January 2001. Prior to that time, he was a member of the Board of Advisors. Most recently, he was a director in the consulting practice of Deloitte & Touche for a period of three years. From 1993 to 1998, Mr. Ruotolo served as the President of The Futures Group. Mr. Ruotolo holds a BA degree in English/Journalism from Northeastern University, Boston, MA, and is a member of the Northeastern University National Council.

Papken S. Der Torossian, Age 63

         Papken S. Der Torossian joined the Company's Board of Directors in March 2001. Mr. Der Torossian currently serves as Chairman of the Board of Directors and Chief Executive Officer for Silicon Valley Group, Inc. (SVGI). He joined SVGI in 1984 as President and became CEO in 1986. In 1991, Mr. Der Torossian was appointed SVGI's Chairman of the Board. Mr. Der Torossian serves as a director of Nanometrics Inc. since July 2001. Mr. Der Torossian holds a B.S.M.E. degree from MIT and a M.S.M.E. degree from Stanford University.

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

Homer G. Dunn, Age 61

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

Thomas Holt, Age 56

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

Kenneth Ruotolo, Age 41
Secretary, Chief Financial Officer and Executive Vice President of Finance and Operations

         Mr. Ruotolo joined the Company in June of 2001. Before joining the Company, Mr. Ruotolo was a founder and served as Vice President of Finance and Operations for eStar, Inc. a content developer and syndicator. Prior to eStar, Mr. Ruotolo was a partner for twelve years with era2, an interactive design and internet consulting agency. Mr. Ruotolo holds a B.A. degree in Economics from the University of California at Davis and an M.B.A. from Northeastern University. Mr. Kenneth Ruotolo is Mr. Frank Ruotolo's son.

Clifford Hersh, Age 54
Managing Director and Chief Scientist

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

Jeffrey R. Spirn, Ph.d., Age 53
Vice President, Research and Development

         Dr. Spirn joined ANTs software inc. March 2000, and became Director of Engineering in February 2001 and was promoted Vice President of Research and Development in September 2001. Before joining ANTs, Dr. Spirn was a software architect at Oracle, where he worked on application server, naming, and multithreading issues. Prior to that, he worked for Sun Microsystems and in the HP and DEC research labs. Before his industrial career, Dr. Spirn was a Computer Science Professor at Brown and Penn State Universities, and held visiting positions at Bell Laboratories and the University of Hawaii. During this period, he published one book and many technical articles on network and operating system design and performance modeling. Dr. Spirn holds a Ph.D. in Electrical Engineering/Computer Science from Princeton University, and a B.S. in Electrical Engineering from M.I.T.

Girish Mundada, Age 34
Vice President, Engineering

          Mr. Mundada joined the Company in September 2001. Prior to joining ANTs, he was a Senior Vice President and General Manager at NetSol International. He has also held positions at Informix Corporation, including those in development, management and senior management. Mr. Mundada completed a bachelor degree in Computer Science from the University of Pune, India, and obtained an MBA from the University of California at Berkeley.

         Our Bylaws provide that the Board of Directors is divided into three classes, each nearly as equal in number as possible, so that each director will serve for three years, with one class of directors being elected each year. The Board is currently comprised of two Class 1 Directors, one Class 2 Director and two Class 3 Directors. The terms of the Class 1, Class 2 and Class 3 Directors expire at the end of each respective three-year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each fiscal year. The term of the present Class 2 Director ends at the annual meeting of the stockholders for the year ending December 31, 2001.

Board Committees

         The Company has an Audit Committee, which consists of Thomas Holt and John R. Gaulding. Dr. Clive G. Whittenbury resigned as a Director of the Company and a member of the Audit Committee on March 3, 2002. This committee, among other things, reviews the annual audit with the Company's independent accountants. In addition, the audit committee will make annual recommendation to the Board of Directors for the appointment of auditors for the following fiscal year.

         The Company also has a Compensation Committee, which was formed in June 2001 and consists of Homer G. Dunn and John R. Gaulding. Mr. Richard Lee resigned as a Director of the Company and a member of the Compensation Committee on November 27, 2001. This committee, among other things, reviews the compensation policies applicable to our senior officers.

Compliance with Section 16(a) of the Exchange Act of 1934

         To the best of our knowledge, all our officers and directors appointed in fiscal year 2001 timely filed a Form 3 to report their appointment to our Board of Directors or as an officer of our Company. Additionally, to the best of our knowledge all of our officers and directors who were granted options by us reported such grants on a Form 5 filed for the fiscal year ending December 31, 2001. Such grants were approved by our Board of Directors. To the best of our knowledge, Mr. Donald Hutton did not file a Form 4 to report the exercise of a warrant to purchase 500,000 shares of common stock on or about December 9, 2001, but reported such exercise on a Form 5 filed for the fiscal year ending December 31, 2001.

Item 10.  Executive Compensation

Summary Compensation Table

         This Table sets forth the annual compensation for the three most recent completed fiscal years and the transition period from May 1, 2000 to December 31, 2000 (the "Transition Period") of the named officers who were serving as executive officers during the last completed fiscal year or at the end of the last completed fiscal year.


                                   Annual compensation                                    Long term compensation
                         ----------------------------------------------------------------------------------------------------
                                                                                 Award                      Payouts
                                                                     --------------------------------------------------------

                                                                                      Securities
Name and principal                                      Other Annual    Restricted    underlying      LTIP     All other
position                Year        Salary     Bonus    compensation  stock award(s) options/SARs    payouts  compensation
-----------------------------------------------------------------------------------------------------------------------------
                                             400,000
Francis K. Ruotolo (2)   2001      $362,473  $  (7)                                     982,500
Chief Executive Officer  2000(1)       -         -           -              -            25,000        -           -
President and Chairman   2000          -         -           -              -              -           -           -
of the Board             1999          -         -           -              -              -           -           -

John H. Williams (3)     2001      $184,491   $10,000        -              -           200,000        -           -
Former Chief Executive   2000(1)    $66,666      -           -              -           360,000        -      $20,382(4)
Officer and Executive    2000          -         -           -              -              -           -      $10,400(4)
Vice President, Quality  1999          -         -           -              -              -           -           -
Assurance and
Operations


Clifford Hersh  (5)      2001      $200,000   $10,000        -              -           144,000        -           -
Executive Vice           2000(1)   $133,333      -           -              -           120,000        -           -
President and            2000      $200,000      -           -              -              -           -           -
Chief Scientist          1999          -         -           -              -           200,000        -           -

Kenneth Ruotolo (5)      2001      $106,666      -           -              -           239,320               $61,600(4)
Secretary, Chief         2000(1)       -         -           -              -              -           -           -
Financial Officer and    2000          -         -           -              -              -           -           -
Executive Vice           1999          -         -           -              -              -           -           -
President of Finance
and Operations

Jeff Spirn (5)           2001      $155,833   $2,186         -              -            60,000        -           -
Vice President,          2000(1)       -         -           -              -            60,000        -           -
Research                 1999          -         -           -              -               -          -           -
and Development


Joan Cronin (6)          2001       $43,976   $10,000        -              -           150,000        -           -
Former Executive Vice    2000(1)   $133,333      -           -              -           360,000        -           -
President, Human         2000      $200,000      -           -              -              -           -           -
Resources                1999          -         -           -              -              -           -           -

--------------------------

(1) Represents the Transition Period from May 1, 2000 to December 31, 2000.
(2) Mr. Frank Ruotolo joined the Company on January 8, 2001. On October 1, 2001, he voluntarily took a 30% pay cut. On March 16, 2002, he voluntarily took a further 70% pay cut, bringing his salary to 21% of its original amount.
(3) Dr. Williams served as interim Chief Executive Officer from December 12, 2000 to January 8, 2001.
(4) Represents compensation for consulting services rendered by Dr. Williams and Mr. Kenneth Ruotolo before they became employees of the Company.
(5) On October 1, 2001, Mr. Clifford Hersh, Mr. Jeff Spirn and Mr. Kenneth Ruotolo each voluntarily took a 20% pay cut. Subsequently, on March 16, 2002:
Mr. Clifford Hersh voluntarily took a further 92% pay cut, bringing his salary to 6% of its original amount, Mr. Jeff Spirn voluntarily took a further 90% pay cut, bringing his salary to 8% of its original amount and Mr. Kenneth Ruotolo voluntarily took a further 50% pay cut, bringing his salary to 40% of its original amount.
(6) Ms. Cronin resigned on March 2, 2001.
(7) Represents a sign-on bonus paid to Mr. Francis K. Ruotolo on or about January 8, 2001.

Option/SAR Grants in the Last Fiscal Year

         The following table sets forth certain information concerning grants of options and warrants to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

Name                          Number of         Percent of total        Per share         Expiration date
                              securities        options/ SARs granted   exercise price
                              underlying        to employees in         (2)
                              options/ SARs     fiscal year (1)
                              granted

Francis K. Ruotolo                  750,000          34.98                $2.75           01/08/2011
Francis K. Ruotolo (3)              155,000           7.23                $2.00           11/28/2011
Francis K. Ruotolo (3)               77,500           3.61                $2.00           10/03/2011
John H. Williams                    200,000           9.32                $2.75           12/31/2002
Kenneth Ruotolo                     175,000           8.16                $3.18           06/21/2011
Kenneth Ruotolo (4)                  30,000           1.39                $2.91           02/06/2011
Kenneth Ruotolo (3)                  17,500           0.81                $2.00           10/03/2011
Kenneth Ruotolo (3)                  17,500           0.81                $2.00           11/28/2011
Kenneth Ruotolo (5)                  10,000           0.46                $2.75           01/08/2011
Clifford Hersh (3)                   72,000           3.35                $2.00           10/03/2011
Clifford Hersh (3)                   72,000           3.35                $2.00           11/28/2011
Jeff Spirn                           40,000           1.86                $2.91           02/21/2011
Jeff Spirn (3)                       10,000           0.46                $2.00           10/03/2011
Jeff Spirn (3)                       10,000           0.46                $2.00           11/28/2011
Joan Cronin                         150,000           6.99                $2.75           05/28/2002

(1) During the fiscal year ended December 31, 2001, the Company granted to its employees options covering 2,143,690 shares of Common Stock. All options granted are immediately exercisable, subject to the Company's right to repurchase the unvested shares.
(2) The exercise price is equal to the closing sale price of the Common Stock of the Company traded on the Over the Counter Bulletin Board on the grant date.
(3) These Options were granted in connection with Mr. Francis K. Ruotolo's 30% pay cut and Mr. Clifford Hersh, Mr. Kenneth Ruotolo and Mr. Jeff Spirn's 20% pay cut. Such Options are fully vested as of the date of filing of this report.
(4) Represents consideration granted in connection with consulting services rendered by Mr. Ruotolo before he became an employee of the Company. Mr. Ruotolo forfeited 10,020 options when he became an employee of the Company, he retains ownership of 19,980 options.

(5) Represents consideration granted in connection with consulting services rendered by Mr. Ruotolo before he became an employee of the Company. Mr. Ruotolo forfeited 660 options when he became an employee of the Company, he retains ownership of 9,340 options.

Option/SAR Exercises in the Last Fiscal Year

         The following table sets forth certain information concerning the exercise of options and warrants to purchase shares of Common Stock of the Company made during the last completed fiscal year by the executive officers named in the Summary Compensation Table.

Name                Shares         Value Realized   Number of Securities            Value of unexercised
                    Acquired on                     underlying unexercised       in-the-money options/SARs
                    Exercise                        options/SARs at FY-end               at FY-end
                                                    (#)                         ($)exercisable/unexercisable
                                                    exercisable/unexercisable

Joan Cronin (1)       3,000            $8,250              384,500 / 0                 $0.00 / $0.00

(1)  Ms. Cronin resigned on March 2, 2001 and exercised her option on July 25, 2001.


Director Compensation

         Directors who are employees of our Company do not receive any compensation for service on the Board. We do not currently pay any cash compensation to non-employee directors. We generally grant options or warrants to purchase up to 75,000 shares of Common Stock to our non-employee directors, subject to a two-year vesting schedule. We paid consulting fees in the amount of $1,750 to Richard Lee for consulting services rendered in 2001.

Separation Agreement

         On January 8, 2001, we entered into a Separation Agreement with Mr. Francis K. Ruotolo pursuant to which we agreed to pay Mr. Ruotolo his salary for a period of six months following the termination of his employment in the event Mr. Ruotolo terminates his employment for Good Cause or in the event we terminate Mr. Ruotolo's employment without Cause. We also agreed to continue to pay Mr. Ruotolo his salary for a period of 24 months in the event of a Corporate Transaction (a merger or acquisition in which we are not the surviving entity, the sale of all or substantially all of our assets, or any reverse merger in which we remain the surviving entity) where the consideration received by us is less than five dollars ($5.00) per share on a full dilution and full conversion basis and where the successor company does not offer Mr. Ruotolo a position of similar title, office and responsibilities and equal salary, to the position held and salary received by Mr. Ruotolo with us immediately prior to such Corporate Transaction. Under this Agreement Good Cause is defined as (i) a decrease in Mr. Ruotolo's compensation of greater than twenty-five percent (25%) of his compensation (x) immediately prior to such decrease or (y) in the aggregate over a period not exceeding two years (not including any decrease in compensation that is applied to each of our executive officers equally), (ii) a material change in Mr. Ruotolo's corporate position, title or responsibilities, or (iii) the relocation of our principal offices more than 80 miles from their present location without Mr. Ruotolo's consent. Termination of Mr. Ruotolo's employment is deemed to be "for Cause" in the event that Mr. Ruotolo (i) violates any material provisions of the Letter Agreement by which he was employed, the Separation Agreement or our standard form of Proprietary Information and Inventions Agreement, (ii) is charged with or indicted for a felony, any criminal act other than minor traffic violations, or (iii) commits any act of willful misconduct, gross negligence, or dereliction of his duties under the Separation Agreement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership by Beneficial Owners

         The following table sets forth, as of March 11, 2002, information regarding ownership of our common stock by any person or entity, known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock. The percentages are calculated on the basis of the amount of outstanding shares of Common Stock on March 11, 2002 which is 17,525,651 plus, for each person, any securities that person has the right to acquire within 60 days following March 11, 2002 pursuant to options or warrants.

                                                            Amount and Nature
                                                              of Beneficial      Percent of
        Name and Address of Beneficial Owner                    Ownership          Class
        ------------------------------------                    ---------          -----
Donald R. Hutton, 10995 Boas Road
Sidney, B. C. Canada V8L 5J1.......................            3,602,500 (1)       20.55

Alison B. Hicks, 10995 Boas Road
Sidney, B. C. Canada V8L 5J1.......................            3,602,500 (2)       20.55

Whistler Design, 94 Dowdeswell Street
Box N-75-71, Nassau................................            2,502,500           14.28

------------------------------
(1) Includes 700,000 shares of Common Stock owned by Mr. Hutton, 2,502,500 shares of Common Stock in the name of Whistler Design, controlled by Mr. Hutton, 400,000 shares of Common Stock in the name of Ms. Alison B. Hicks, Mr. Hutton's spouse; does not include 90,000 shares of Common Stock which Mr. Hutton held in joint tenancy with Ms. Josephine C. Hutton and for which Mr. Hutton has disclaimed any beneficial interest in or ownership of such shares.
(2) Includes 400,000 shares of Common Stock owned by Ms. Hicks, 2,502,500 shares of Common Stock in the name of Whistler Design, controlled by Donald R. Hutton, Ms. Hicks' spouse, 700,000 shares of Common Stock in the name of Mr. Hutton; does not include 90,000 shares of Common Stock which Mr. Hutton held in joint tenancy with Ms. Josephine C. Hutton and for which Mr. Hutton has disclaimed any beneficial interest in or ownership of such shares.

Security Ownership by Directors and Executive Officers

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 11, 2002, by each of our directors and executive officers. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of Common Stock. The percentages are calculated on the basis of the amount of outstanding shares of Common Stock on March 11, 2002 which is 17,525,651 plus, for each person, any securities that person has the right to acquire within 60 days following March 11, 2002 pursuant to options or warrants.

                                                                          Shares of
                                                                          Common
                         Name and Address of Beneficial Owner (1)         Stock
                                                                          Beneficially    Percent
                                                                          Owned           of Class
                                                                          -----           --------
Directors and Nominees for Director
   Francis K. Ruotolo.................................................    1,007,500 (2)     5.44
   Thomas Holt........................................................       75,000 (3)        *
   John R. Gaulding...................................................       75,000 (4)        *
   Homer G. Dunn......................................................       75,000 (5)        *
   Papken S. Der Torossian............................................       75,000 (6)        *

Executive Officers
   Clifford Hersh.....................................................      864,000 (7)     4.70
   Jeffrey Spirn......................................................      120,000 (8)        *
   Kenneth Ruotolo....................................................      239,320 (9)     1.35
   8 directors and executive officers as a group......................    2,530,820        12.62

------------------------
     * means less than 1%

     (1) Unless otherwise indicated, the address of each director and officer is c/o ANTs software inc., 801 Mahler Road, Suite G, Burlingame, CA 94010.
     (2) Includes a Warrant to purchase up to 25,000 shares of Common Stock, an Option to purchase up to 750,000 shares of Common Stock, an Option to purchase up to 155,000 shares of Common Stock, and an Option to purchase up to 77,500 shares of Common Stock. Mr. Ruotolo can acquire 25,000 shares from his Warrant and 763,750 shares from his Options in the next 60 days. Mr. Ruotolo may also purchase the remaining shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares.
     (3) Includes an Option to purchase up to 50,000 shares of Common Stock and a second Option to purchase up to 25,000 shares of Common Stock. Mr. Holt can acquire 39,583 shares from his first Option and 17,708 shares from his second Option in the next 60 days. Mr. Holt may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. The address of Mr. Holt is 203 Montclair Road, Los Gatos, CA 95032.
     (4) Includes an Option to purchase up to 75,000 shares of Common Stock. Mr. Gaulding can acquire 53,125 shares from his Option in the next 60 days. Mr. Gaulding may also purchase the remaining shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. The address of Mr. Gaulding is 115 Margarita Dr., San Rafael, CA 94901.
     (5) Includes an Option to purchase up to 75,000 shares of Common Stock. Mr. Dunn can acquire 53,125 shares from his Option in the next 60 days. Mr. Dunn may also purchase the remaining shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. The address of Mr. Dunn is Non Stop Solutions, 235 Montgomery Street, 13th Floor, San Francisco, CA 94014.

     (6) Includes an Option to purchase up to 75,000 shares of Common Stock. Mr. Der Torossian can acquire 46,875 shares from his Option in the next 60 days. Mr. Der Torossian may also purchase the remaining shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. The address of Mr. Der Torossian is Silicon Valley Group, Inc., 101 Metro Drive, Suite 400, San Jose, CA 95110.
     (7) Includes two fully vested Warrants to purchase an aggregate of up to 600,000 shares of Common Stock, an Option to purchase up to 120,000 shares of Common Stock, a second Option to purchase up to 72,000 shares of Common Stock, and a third Option to purchase up to 72,000 shares of Common Stock. Mr. Hersh may acquire 600,000 shares of Common Stock under his Warrants in the next 60 days. Mr. Hersh may also acquire 203,999 shares of Common Stock under his Options in the next 60 days. Mr. Hersh may also purchase the remaining shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares.
     (8) Includes a Warrant to purchase up to 50,000 shares of Common Stock, an Option to purchase up to 10,000 shares of Common Stock, a second Option to purchase up to 40,000 shares of Common Stock, a third Option to purchase up to 10,000 shares of Common Stock, and a forth Option to purchase up to 10,000 shares of Common Stock. Mr. Spirn may acquire 34,722 shares of Common Stock under his Warrant in the next 60 days. Mr. Spirn may also acquire 41,388 shares of Common Stock under his Option in the next 60 days. Mr. Spirn may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares.
     (9) Includes an Option to purchase up to 10,000 shares of Common Stock (of which 660 have been forfeited), a second Option to purchase up to 30,000 shares of Common Stock (of which 10,020 have been forfeited), a third Option to purchase up to 175,000 shares of Common Stock, a forth Option to purchase up to 17,500 shares of Common Stock, and a fifth Option to purchase up to 17,500 shares of Common Stock. Mr. Ruotolo may acquire 117,792 shares of Common Stock under his Options. Mr. Ruotolo may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares.

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

Item 13.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              3.1 Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
              3.2 Amended and Restated Bylaws of the Company, as listed in Exhibit 3.2 to the Company's 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
              10.1     2000 Stock Option Plan of the Company.
              10.2 Agreement and Plan of Merger dated December 8, 2000 between ANTs software inc. and ANTs software.com, as listed in Exhibit 10.2 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
              10.3 Settlement Agreement and Full Release of All Claims dated January 11, 2001, between the Company and Frederick D. Pettit, as listed in Exhibit 10.3 to the

                       Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
              10.4 Separation Agreement dated January 8, 2001, between the Company and Francis K. Ruotolo, as listed in
                       Exhibit 10.4 to the Company's 10-KSB filed on March
                       22, 2001, is hereby incorporated by reference.
              10.5 Form of Indemnification Agreement signed with officers and directors of the Company, as listed in
                       Exhibit 10.5 to the Company's 10-KSB filed on March
                       22, 2001, is hereby incorporated by reference.
              10.6 Registration Agreement between the Company and Karen Buechler and Eric Scott Buechler dated September 15, 2000, as listed in Exhibit 10.6 to the Company's
                       10-KSB filed on March 22, 2001, is hereby incorporated by reference.
              10.7 Registration Agreement between the Company and Arcade Investment Limited dated September 7, 2000, as listed in Exhibit 10.7 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
              10.8 Amended Agreement between the Company and Arcade Investment dated October 6, 2000, as listed in
                       Exhibit 10.8 to the Company's 10-KSB filed on March
                       22, 2001, is hereby incorporated by reference.
              10.9 Form of Registration Agreement between the Company and each of Discount Bank and Trust Company, Lemanik Sicav Convertible Bond, and Pershing Keen Nominees, as listed in Exhibit 10.9 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
              23.1     Letter of Consent from Auditor Burr, Pilger & Mayer, LLP.
              23.2     Letter of Consent from Auditor Farber & Hass, LLP.

         (b)  Reports on Form 8-K

         On November 13, 2001, we filed a report on Form 8-K to disclose that our counsel received a letter from the staff of the SEC that stated that the SEC did not intend to bring enforcement action against us in connection with the staff's March 8, 2001 Wells letter. The Wells letter is identified in our Form 10-KSB filed with the SEC on March 22, 2001.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of the 28th day of March 2002 by the undersigned, thereunto duly authorized.

                                          ANTs software inc.



                                          By /s/ Francis K. Ruotolo
                                              ------------------------
                                          Francis K. Ruotolo, Chairman,
                                          Chief Executive Officer and President


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2002.


                                          By /s/ Francis K. Ruotolo
                                              ------------------------
                                          Francis K. Ruotolo, Chairman,
                                          Chief Executive Officer and President


                                          Date     March 28, 2002
                                              ------------------------

                                          By /s/ Kenneth Ruotolo
                                            ---------------------------------
                                          Kenneth Ruotolo, Secretary and
                                          Chief Financial Officer


                                          Date     March 28, 2002
                                            ---------------------------------


                                          DIRECTORS


                                          By /s/ Francis K. Ruotolo
                                            ---------------------------------
                                          Francis K. Ruotolo, Chairman of the
                                          Board Of Directors


                                          Date     March 28, 2002
                                            ---------------------------------


                                          By /s/ Papken S. Der Torossian
                                            ---------------------------------
                                          Papken S. Der Torossian, Director

                                          Date      March 28, 2002
                                            ---------------------------------


                                          By  /s/ Homer G. Dunn
                                            ---------------------------------
                                          Homer G. Dunn, Director


                                          Date      March 28, 2002
                                            ---------------------------------


                                          By /s/ John R. Gaulding
                                            ---------------------------------
                                          John R. Gaulding, Director


                                          Date         March 28, 2002
                                            ---------------------------------


                                          By /s/ Thomas Holt
                                            ---------------------------------
                                          Thomas Holt, Director


                                          Date         March 28, 2002
                                            ---------------------------------

                               ANTs Software Inc.
                          (Formerly ANTs Software.com)
                         -------------------------------





                                    CONTENTS


                                                                    Page

Independent Auditors' Report                                          F-2

Balance Sheets                                                        F-3

Statements of Operations                                              F-4

Statements of Stockholders' Equity (Deficit)                          F-5

Statements of Cash Flows                                              F-6

Notes to Financial Statements                                         F-7-16

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ANTs software inc.

We have audited the balance sheet of ANTs software inc. (formerly ANTs Software.com) (the Company), a Delaware corporation, as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit. The financial statements of the Company as of December 31, 2000 were audited by other auditors, whose report dated February 9, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has incurred losses since inception and expects to fully utilize its existing cash prior to December 31, 2002. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Burr, Pilger & Mayer LLP
San Francisco, California
March 6, 2002
(except for Note 14, as to
which the date is March 26, 2002)

                               ANTS SOFTWARE INC.
                          (FORMERLY ANTS SOFTWARE.COM)
                                 BALANCE SHEETS
                           December 31, 2001 and 2000
                                  ------------


                                     ASSETS


                                                  December 31,     December 31,
                                                      2001             2000
                                                  --------------   -------------
Current assets:
 Cash                                                $ 734,319      $ 2,609,084
 Interest receivable                                         -            4,860
 Prepaid insurance                                     139,208          102,947
 Prepaid expenses                                       22,931                -
                                                   ------------     -----------
  Total current assets                                 896,458        2,716,891
                                                   ------------     -----------


Property and equipment, net                            455,753          526,204
                                                   ------------     -----------
Other assets - security deposits                         5,100            3,700
                                                   ------------     -----------
  Total assets                                     $ 1,357,311      $ 3,246,795
                                                   ============     ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                     $ 44,443        $ 174,891
 Accrued expenses                                       66,598           56,161
 Accrued legal fees                                    112,199          258,742
 Premium financing note payable                              -           29,981
 Note payable - former officer, current portion         75,000                -
 Other current liability                               125,000                -
                                                       --------         -------
  Total current liabilities                            423,240          519,775
                                                       --------         -------
Long-term note payable - former officer, net of
     current portion                                   150,000                -
                                                       --------         -------

Commitment and contingencies

Stockholders' equity:
 Common stock, $0.0001 par value; 100,000,000 shares authorized;
  16,731,552 shares issued and outstanding at December 31, 2001.
  $0.001 par value; 100,000,000 shares authorized; 13,082,038 shares
  issued and outstanding at December 31, 2000                                        1,674           13,082
 Common stock subscribed - 925,000 shares at December 31, 2000                           -        1,815,000
 Treasury stock, at cost                                                                 -         (121,078)
 Notes receivable from officer for stock purchases                                (135,000)        (180,000)
 Additional paid-in capital                                                     24,328,549       18,804,974
 Accumulated deficit                                                           (23,411,152)     (17,604,958)
                                                                               ------------     ------------
  Total stockholders' equity                                                       784,071        2,727,020
                                                                               -----------      -----------
Total liabilities and stockholders' equity                                     $ 1,357,311      $ 3,246,795
                                                                               ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                          (FORMERLY ANTS SOFTWARE.COM)
                            STATEMENTS OF OPERATIONS
                      for the year ended December 31, 2001,
                    the eight months ended December 31, 2000,
                        and the year ended April 30, 2000
                                  ------------



                                                     December 31,     December 31,        April 30,
                                                        2001             2000              2000
                                                     ------------    --------------    --------------
Selling, general and administrative expenses          $3,688,927        $2,983,638       $ 1,570,983
Research and development expenses                      2,185,321         1,155,751           261,973
Loss on lease termination                                      -           636,480                 -
Compensation expense - warrant reprice                         -         3,767,654                 -
                                                     ------------      ------------      ------------
  Loss from operations                                (5,874,248)       (8,543,523)       (1,832,956)
                                                     ------------      ------------      ------------

Other income:

 Interest income                                          74,095            84,856            90,137
 Interest expense                                        (10,819)          (10,164)             (173)
 Other income                                              4,778                 -                 -
                                                     ------------      -----------      ------------
  Other income, net                                       68,054            74,692            89,964
                                                     ------------      ------------     -------------
  Net loss                                           $(5,806,194)      $(8,468,831)     $ (1,742,992)
                                                     ============      ============     =============

Basic and diluted net loss per common share          $     (0.39)      $     (0.67)     $      (0.15)
                                                     ============      ============     =============


Shares used in computing basic and diluted net
 loss per share                                       15,028,976        12,723,039        11,576,673
                                                     ============      ============     =============


   The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                          (FORMERLY ANTS SOFTWARE.COM)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    for the year ended December 31, 2001, the
                      eight months ended December 31, 2000,
                        and the year ended April 30, 2000
                                  ------------


                                                                                                      Notes Receivable
                                                                                         Common        from Officers
                                                                  Common Stock            Stock           for Stock       Treasury
                                                              -----------------------    ------------------------------------------
                                                               Shares         Amount     Subscribed       Purchases         Stock
                                                              -----------    ----------  ------------ ---------------- ------------

Ending balance, April 30, 1999                                 10,179,665    $ 10,180             -                -            -
                                                              ------------   ----------  ------------ ---------------- ------------

Proceeds from private placements                                1,911,000       1,911             -                -            -
Stock subscriptions                                                     -           -     $ 119,500                -            -
Stock issued in exchange for notes                                450,000         450             -       $ (337,500)           -
Net loss                                                                -           -             -                -            -
                                                              -----------     -------      --------   --------------      ---------
Ending balance, April 30, 2000                                 12,540,665      12,541       119,500         (337,500)           -
                                                              -----------     -------      --------   ----------------    ---------

Proceeds from private placements                                  233,332         233             -                -            -
Subscribed stock issued                                            29,005          29      (119,500)               -            -
Warrants exercised                                                289,440         289             -                -            -
December 2000 private placement                                         -           -     1,815,000                -            -
Fair value of warrant reprice                                           -           -             -                -            -
Officer note exchanged for common stock                                 -           -             -           45,000            -
Former officer note repayment                                     (10,436)        (10)            -          112,500    $(121,078)
Other - fractional shares                                              32           -             -                -            -
Net loss                                                                -           -             -                -            -
                                                              -----------     -------    ----------   ---------------   ----------
Ending balance, December 31, 2000                              13,082,038      13,082     1,815,000         (180,000)    (121,078)
                                                              -----------     -------    ----------   ----------------  ----------


Proceeds from private placements                                2,150,014         215             -                -            -
Subscribed stock issued                                           925,000          93    (1,815,000)               -            -
Warrants exercised                                                107,000          11             -                -            -
Options exercised through cash consideration                        3,000           -             -                -            -
Options exercised through non-cash consideration                   27,000           3             -                -            -
Reclassification of treasury stock to common stock                      -           -             -                -      121,078
Officer note forgiveness                                                -           -             -           45,000            -
Change of par value on common stock                                     -     (11,774)            -                -            -
Common stock issued in settlement of lawsuit                      400,000          40             -                -            -
Stock issued in settlement of note payable to former officer       37,500           4             -                -            -
Equity compensation recognized on vested portion of
 nonemployee option grants                                              -           -             -                -            -
Net loss                                                                -           -             -                -            -
                                                              -----------     --------- -----------   --------------    ----------
Ending balance, December 31, 2001                              16,731,552     $ 1,674             -       $ (135,000)           -
                                                              ===========     ========= ===========   ===============   ==========



  Additional       Accumulated
Paid-in Capital      Deficit          Total
----------------  ---------------  -------------

$   7,016,627      $ (7,393,135)    $ (366,328))
--------------     -------------    ------------

    5,883,490                -       5,885,401
            -                -         119,500
         (450)               -        (337,500)
            -       (1,742,992)     (1,742,992)
 ------------     ---------------   -----------
   12,899,667       (9,136,127)      3,558,081
 ------------     ---------------   -----------

    1,732,267                -       1,732,500
      119,482                -              11
      286,399                -         286,688
            -                -       1,815,000
    3,767,654                -       3,767,654
            -                -          45,000
            -                -          (8,588)
         (495)               -            (495)
            -        (8,468,831)    (8,468,831)
 ------------      -------------    -----------
   18,804,974      (17,604,958)      2,727,020
 ------------      -------------   ------------

    2,765,535                -       2,765,750
    1,814,907                -               -
      120,989                -         121,000
        8,250                -           8,250
       61,797                -          61,800
     (121,078)               -               -
            -                -          45,000
       11,774                -               -
      296,421                -         296,461
       74,996                -          75,000

      489,984                -         489,984

            -        (5,806,194)    (5,806,194)
  -----------     -------------    -----------
  $24,328,549     $ (23,411,152)     $ 784,071
  ============    ==============   ===========


   The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                          (FORMERLY ANTS SOFTWARE.COM)
                            STATEMENTS OF CASH FLOWS
                      for the year ended December 31, 2001
                    the eight months ended December 31, 2000
                        and the year ended April 30, 2000
                                  ------------

                                                                                December 31,     December 31,      April 30,
                                                                                    2001             2000            2000
                                                                                --------------   -------------   --------------
Cash flows from operating activities:
 Net loss                                                                         $(5,806,194)    $(8,468,831)     $(1,742,992)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                        127,375          59,732            2,835
  Common stock issued in settlement of litigation                                     137,235               -                -
  Stock compensation from exercise of employee options                                 61,800               -                -
  Gain on sale of fixed assets                                                         (2,985)              -                -
  Forgiveness of notes and interest receivable from officer for stock purchases        64,260          36,412                -
  Compensation expense recognized in form of notes
   payable to former officer                                                          300,000               -                -
  Compensation expense on options granted to nonemployees                             489,984               -                -
  Abandoned deposit on lease termination                                                    -         208,098                -
  Compensation expense recognized on reprice of warrants                                    -       3,767,654                -
 Changes in operating assets and liabilities:
  Prepaid expenses and interest receivable                                            (73,592)        223,473         (281,328)
  Accounts payable, accrued expenses and other current liabilities                      4,989         154,343           95,313
  Accrued legal fees                                                                   12,683        (142,240)               -
  Security deposits                                                                    (1,400)             -                 -
                                                                                   -----------     -----------      -----------
Net cash used in operating activities                                              (4,685,845)     (4,161,359)      (1,926,172)
                                                                                   -----------     -----------      -----------

Cash flows from investing activities-purchase of property and equipment, net          (53,939)       (474,758)        (114,013)
                                                                                   -----------     -----------      -----------
Cash flows from financing activities:
 Proceeds from private placements                                                   2,765,750       3,547,500        5,667,401
 Cash proceeds from exercise of warrants                                              121,000         286,688                -
 Cash proceeds from exercise of options                                                 8,250               -                -
 Payments on premium financing notes payable                                          (29,981)       (231,769)               -
 Other - fractional shares                                                                 -             (484)               -
                                                                                   ----------      -----------     -----------
  Net cash provided by financing activities                                         2,865,019       3,601,935        5,667,401
Net (decrease) increase in cash                                                    (1,874,765)     (1,034,182)       3,627,216
                                                                                   -----------     -----------     -----------


Cash at beginning of year                                                          2,609,084       3,643,266            16,050
                                                                                   ----------      ----------      -----------
Cash at end of year                                                               $  734,319      $2,609,084       $ 3,643,266
                                                                                  ===========     ===========      ===========


Supplemental disclosures of cash flow information:

  Cash paid during the year for interest                                          $   10,819      $   10,164      $         -
                                                                                  ===========     ==========      ===========



Noncash financing activity:

In August 2001, the Company issued 37,500 shares of stock and a warrant to purchase 37,500 shares of stock as cancellation of the $75,000 payment due to a former officer. (See Note 2).

In February 2001, the Company issued 400,000 shares of stock, which reduced accrued legal fees by $159,226, as settlement of a lawsuit claim.

In July 2000, the Company accepted 10,436 shares of the Company's stock as payment in full of a $112,500 note receivable due from a former officer.

In April 2000, the company entered into a note payable to a finance company for $261,750 in insurance premiums. In 1999, the Company accepted two notes totaling $337,500 from two Company officers. (See Note 2).

   The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                          (formerly ANTs Software.com)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  ------------


1.     Significant Accounting Policies

         Nature of Operations

         ANTs software inc. (the Company) is a Delaware corporation headquartered in Burlingame, California. The Company is the successor to Sullivan Computer Corporation, a Delaware corporation incorporated in January 1979, which, in 1986 changed its name to CHoPP Computer Corporation. In 1997, the Company reincorporated from Delaware to Nevada, and in February 1999, changed its name from CHoPP Computer Corporation to ANTs software.com. In September 2000, the Company's Shareholders approved a change in the fiscal year-end from April 30 to December 31. In December 2000, the Company reincorporated from Nevada to Delaware and changed its name from ANTs software.com to ANTs software inc.

         The Company has developed and patented software technology that accelerates the speed of data access and manipulation.

         Use of Estimates

         The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those and other estimates.

         Property and Equipment

         Property and equipment are carried at cost and are depreciated on the straight-line basis over their estimated useful lives of three to five years. Repairs and maintenance are expensed as incurred. When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the statement of operations.

         Research and Development Expenses

         Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.


         Income Taxes

         The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

                               ANTS SOFTWARE INC.
                          (formerly ANTs Software.com)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  ------------


1.     Summary of Significant Accounting Policies, continued

         Long-Lived Assets

         Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the indicators of impairment are present and the estimated undiscounted future cash flows from the use of these assets are less than the assets' carrying value, the related assets will be written down to fair value.

         Operating Segment Information

         The Company operates in a single industry segment, computer software. Substantially all of the Company's assets and employees are located at the corporate headquarters in Burlingame, California.

         Stock-Based Compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provision of (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based upon the excess of the estimated fair value of the Company's stock over the exercise price, if any, on the grant date.

         Basic Net Loss per Share

         Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Since common equivalent shares outstanding during the periods were antidilutive, basic and diluted loss per share are the same.

         Reclassification

         Certain reclassifications have been made to the prior year financial statements in order for them to conform to the current year presentation.


         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Accounting for Business Combinations. This statement requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with an indefinite life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001.

                               ANTS SOFTWARE INC.
                          (formerly ANTs Software.com)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  ------------



1.     Summary of Significant Accounting Policies, continued

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which addresses financial accounting and reporting for the impairment and disposal of long-lived assets with adoption required no later than fiscal year 2003.

       The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.


2.     Related Party Transactions-Note Receivable and Payable to Former Officer

       In 1999, the Company made secured loans of $112,500 and $225,000 to its former president. In July 2000, the Company accepted 10,436 shares of the Company's stock as payment in full of the $112,500 loan from this former officer. Concurrent with the loan of $225,000, the former president purchased 300,000 shares of the Company's common stock. The Company forgave $45,000 of the note in August 2000. In January 2001, the Company entered into an agreement to forgive $45,000 annually on the loan and all accrued interest on the loan, subject to certain accelerated terms. In August of 2001, the Company forgave $45,000 of the loan balance and $14,400 in accrued interest receivable. The balance on this note at December 31, 2001 and December 31, 2000 was $135,000 and $180,000
       respectively.

       The Company also agreed to pay the former officer the sum of $300,000 payable in four $75,000 increments, starting in August, 2001 and on each year anniversary thereafter without interest. The aggregate amount payable at December 31, 2001 is $225,000. In August, 2001, the officer was issued 37,500 units (the Units), with each Unit consisting of one (1) share of common stock of the Company and a warrant to purchase one share at a per share price of four dollars ($4.00), exercisable until December 31, 2001. All of these warrants expired without exercise. The Units were issued in lieu of the $75,000 cash payment due.

3.     Property and Equipment

       Property and equipment are summarized by major category as follows at December 31, 2001 and 2000:

                                                            December 31,
                                                   --------------------------
                                                      2001             2000
                                                   ----------       ---------

         Computers and software                    $  619,708      $  565,110
         Furniture and fixtures                        27,960          26,372
                                                   ----------      ----------
                                                      647,668         591,482
         Less: accumulated depreciation
              and amortization                       (191,915)        (65,278)
                                                   ----------      ----------
         Property and equipment, net               $  455,753      $  526,204
                                                   ==========      ==========

       Depreciation included in the statements of operations amounted to $127,375, $59,732, and $2,835 for the year ended December 31, 2001, the eight months ended December 31, 2000, and the year ended April 30, 2000, respectively.

                               ANTS SOFTWARE INC.
                          (formerly ANTs Software.com)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  ------------



4.     Other Current Liability

       In January 2001, the British Columbia Securities Commission (the Commission) requested information regarding the distribution of securities to British Columbia residents to ensure that such distributions were made in compliance with the British Columbia Securities Act. During this period, the Company received $125,000 from an individual investor who the Company believed to be a Canadian citizen for the exercise of 500,000 warrants. Due to the pending inquiry the Company was prohibited from issuing the shares until the Commission completed its inquiry. In October 2001, the Commission decided not to take formal action against the Company. As of December 31, 2001, these shares had not yet been issued. The balance of $125,000 is recorded as an other current liability at December 31, 2001. These shares were issued subsequent to year-end in the first quarter of 2002 at which time it was determined that the investor was not a Canadian citizen.


5.     Income Taxes

       The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Due to the Company's loss position for the periods ended December 31, 2001 and 2000, there was no provision for income taxes during these periods.

       A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the asset based upon the lack of profitability and the uncertainty of future profitability.

       The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2001 and 2000 are as follows:

                                                  2001             2000
                                              ------------     ------------
       Deferred tax assets:
         Net operating loss carryforwards     $  7,237,356     $  4,936,596
         Less valuation allowance               (7,237,356)      (4,936,596)
                                              ------------     ------------
              Net deferred tax asset                     -                -
                                              ============     ============


       The Company has Federal and California net operating loss (NOL) carryforwards totaling approximately $19,103,000 million and $13,256,000 million, respectively, as shown below.

       At December 31, 2001 the Company had NOL carryforwards for tax purposes expiring as follows:

         Year Expires                          Federal         State
         ------------                        ------------    -----------

            2004                                        -    $ 2,830,000
            2010                                        -      4,616,000
            2011                             $  6,983,000      5,810,000
            2019                                1,714,000              -
            2020                                4,596,000              -
            2021                                5,810,000              -
                                             ------------    -----------
            Total loss carryforwards         $ 19,103,000    $13,256,000
                                             ============    ===========

                               ANTS SOFTWARE INC.
                          (formerly ANTs Software.com)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  ------------




5.     Income Taxes, continued

       Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of the Company's net operating loss carryforwards may be subject to an annual limitation in future periods. Such a change could substantially limit the eventual tax utilization of these carryforwards.


6.     Stockholders' Equity

       In December 2000, the Company re-incorporated from Nevada to Delaware. As part of the re-incorporation, the Company's common stock par value was changed from $0.001 to $0.0001 and the authorized common stock was increased from 20,000,000 to 100,000,000 shares.

       In the year ended April 30, 2000, a private offering was completed with the net sale of 1,911,000 units. An additional offering was completed with the net sale of 29,005 units. The shares were not issued until the eight months ended December 31, 2000. The net proceeds received on this offering was $5,667,401.

       In the eight months ended December 31, 2000, a private offering was completed with the net sale and issuance of 233,332 units. The net proceeds received on this offering was $1,732,500.

       A second private offering was completed during the eight months ended December 31, 2000 with the sale of 925,000 units at a price of $2.00 per unit, with each unit consisting of (i) one share of common stock, (ii) a warrant to purchase one share of common stock at $3.00 per share and exercisable until April 30, 2001, and (iii) a warrant to purchase one share of common stock at $4.00 per share and exercisable until August 31, 2001. The Company paid $35,000 in commissions in connection with this private placement. These shares were not issued until 2001.

       In the first quarter of 2001, the first of four private offerings was completed with the sale of 113,500 units, at a price of $2 per unit, with each unit consisting of (i) one share of common stock, (ii) a warrant to purchase one share of common stock at $3.00 per share and exercisable until April 30, 2001, and (iii) a warrant to purchase one share of common stock exercisable until August 31, 2001. An additional 11,350 shares were issued in exchange for services provided in relation to the private offering. These shares were exchanged for stock options, which were exercised during the third quarter of 2001. The exercise price of these options was fulfilled by services previously rendered.

       In the second quarter of 2001, the second of the four private offerings was completed with the sale of 782,500 units, at a price of $2 per unit, with each unit consisting of (i) one share of common stock, and (ii) a warrant to purchase one share of common stock at $4.00 per share and exercisable until December 31, 2001. The Company paid $68,000 in commissions in connection with this private placement.

       In the third quarter of 2001, the third of the four private offerings was completed with the sale of 126,500 units, at a price of $2 per unit, with each unit consisting of (i) one share of common stock, and (ii) a warrant to purchase one share of common stock at $4.00 per share and exercisable until December 31, 2001. The Company paid $7,800 in commission expense in connection with this private placement.

                               ANTS SOFTWARE INC.
                          (formerly ANTs Software.com)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  ------------


6.     Stockholders' Equity, continued

       In the fourth quarter of 2001, the fourth of the four private offerings was completed with the sale of 1,085,997 units, at a price of $0.75 per unit, with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock at $1.00 per share and exercisable until December 31, 2002. The Company paid $17,950 in cash and authorized the issuance of 35,333 shares in lieu of cash in commissions in connection with this private placement. Of the authorized shares, 28,677 were issued during the fourth quarter of 2001 while 6,666 remained unissued at December 31, 2001.

       The Company entered into a settlement agreement effective February 23, 2001 with the law firm Hughes Hubbard & Reed LLP (HHR) pursuant to which the Company agreed to issue 400,000 shares of common stock, for which the Company recognized an expense of $137,235. In addition, the settlement satisfied accrued legal expenses of $159,226, which had been recorded in prior periods. HHR had filed suit against the Company in California Superior Court claiming that the Company breached a June 1988 contract by failing to deliver certificates representing shares earned as a premium for legal work performed between 1993 and 1996.

       During 2001, the Company reclassified $121,078 of Treasury Stock to additional paid-in capital as part of the reincorporation in the State of Delaware.


7.     Per Share Data

       Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed using the weighted-average number of common shares and common share equivalents outstanding during the period. The Company excluded all common share equivalents from the calculation because all such securities are antidilutive for the two periods presented.

       The computation of the basic and diluted net loss per share was a follows:


                                                            Loss           Shares       Per Share
                                                        (Numerator)     (Denominator)     Amount
                                                        ------------    -------------   ----------
        Twelve months ended December 31, 2001-
             basic loss per share                       $(5,806,194)      15,028,976     $(0.39)
        Eight months ended December 31, 2000-
             basic loss per share                       $(8,468,831)      12,723,039     $(0.67)
        Twelve months ended April 30, 2000-
             basic loss per share                       $(1,742,992)      11,576,673     $(0.15)


       At December 31, 2001, options and warrants for the purchase of 6,326,455 common shares at prices ranging from $.25 to $11.63 per share were antidilutive and therefore not included in the computation of diluted earnings per share.

       At December 31, 2000 options and warrants, for the purchase of 5,652,950 common shares at prices ranging from $0.25 to $11.63 per share were antidilutive and therefore not included in the computation of diluted earnings per share.

                               ANTS SOFTWARE INC.
                          (formerly ANTs Software.com)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  ------------



7.     Per Share Data, continued

       At April 30, 2000 warrants for the purchase of 3,164,000 common shares at prices ranging from $0.25 to $14.00 per share were antidilutive and therefore not included in the computation of diluted earnings per share.


8.     Commitments and Contingencies

       The Company leases office space on a month-to-month basis at $7,500 per month. Total rental expense for all operating leases for the year ended December 31, 2001, the eight months ended December 31, 2000, and the year ended April 30, 2000 amounted to $82,797, $40,000, and $45,000, respectively.

       In October 2001, a class action complaint was filed in Los Angeles Superior Court against the Company and certain former officers and former directors. The plaintiff claims to be representing a class of persons who purchased the Company's common stock from October 5, 1999 through March 23, 2001. The complaint claims violations of certain provisions of the California Corporations Code in connection with the following alleged misrepresentations: (i) the Company misrepresented that a certain individual was a member of the Company's board of directors; (ii) the Company failed to disclose an effort by a creditor to force the Company into involuntary bankruptcy; and (iii) a former director falsely identified himself as a certified public accountant in an SEC filing. Management believes these claims to be without merit and intends to defend this case vigorously. However, there can be no assurance that this matter will be resolved without costly litigation, or in a manner that is not materially adverse to the Company's financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency.


9.     Concentration of Credit Risk-Cash

       The Company maintains a cash balance at a major financial institution in excess of the federally insured limit of $100,000 per institution. At December 31, 2001, the Company's uninsured cash balance totaled $681,368.


10.    Employee Benefit Plans

       The Company has a 401(k) Income Deferral Plan (the Plan) immediately open to all employees regardless of age or tenure with the Company. The Company may make a discretionary contribution to the Plan each year, allocable to all Plan participants. However, the Company elected to make no contributions for the year ended December 31, 2001. Administrative fees for the plan totaled $2,850 for the year ended December 31, 2001.


11.    Warrants

       As of December 31, 2001, the Company had warrants to purchase 3,594,933 common shares outstanding. These securities give the holder the right to purchase shares of the Company's restricted common stock in accordance with the terms of the instrument as follows:

                               ANTS SOFTWARE INC.
                          (formerly ANTs Software.com)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  ------------


11.    Warrants, continued

       Number of Warrants Issued   Exercise Price per Share  Year of Expiration
       -------------------------   ------------------------  ------------------
               1,217,500                 $0.25 - $0.75           2002 - 2005
               1,414,667                 $1.00 - $1.12           2002 - 2004
                 213,280                 $2.75 - $4.00           2004 - 2005
                 469,000                     $5.50               2002 - 2005
                  53,334                 $7.25 - $8.25           2005 - 2006
                 227,152                $10.50 - $11.63          2002 - 2005
              ----------
               3,594,933
              ==========

12.    Stock Compensation Plans

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

       Had compensation expense been determined for stock options granted during the twelve months ended December 31, 2001 and the eight months ended December 31, 2000, based on the fair value at grant dates consistent with SFAS No. 123, the Company's condensed Pro Forma Statement of Operations for those periods would have been as follows:

                                             December 31,       December 31,
                                                 2001               2000
                                             -------------     -------------

        Net loss:
           As reported                       $  (5,806,194)    $  (8,468,831)
                                             =============     =============
           Pro forma                         $  (9,850,201)    $  (8,502,370)
                                             =============     =============
        Basic and diluted loss per share:
           As reported                       $       (0.39)    $       (0.67)
                                             =============     =============
           Pro forma                         $       (0.66)    $       (0.67)
                                             =============     =============


       The weighted average fair value of options granted during the periods ended December 31, 2001 and 2000 were $2.44 and $2.89, respectively. The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for the periods ended December 31, 2001 and 2000, respectively.

                                     December 31, 2001      December 31, 2000
                                     -----------------      -----------------
          Interest rate                  4.1% - 5.2%            5.3% - 5.9%
          Dividend yield                      0%                     0%
          Expected volatility          101.6% - 208.5%        169.1% - 172.2%
          Expected life in years      0.2 - 7.83 years        2.0 - 9.0 years

                               ANTS SOFTWARE INC.
                          (formerly ANTs Software.com)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  ------------


12.    Stock Compensation Plans, continued

       The following table summarizes employee stock option plan activity for the twelve months ended December 31, 2001:


                                                          Number         Weighted Average
                                                        of Options        Exercise Price
                                                        ----------       ----------------
       Outstanding, January 1, 2000                              -                 -
            Granted                                        417,200            $ 2.34
                                                        ----------            ------
       Outstanding, January 1, 2001                        417,200              2.34
                                                        ----------            ------
            Granted                                      2,728,507              2.62
            Exercised through cash consideration            (3,000)             2.75
            Exercised through non-cash consideration       (27,000)             2.60
            Retired and other                             (384,185)             2.62
                                                        -----------           ------
       Outstanding, December 31, 2001                    2,731,522              2.59
                                                        ==========            ======
       Vested at December 31, 2001                       1,495,085            $ 2.59
                                                        ==========            ======


       The following table summarizes information regarding stock options outstanding at December 31, 2001:


                                            Weighted            Weighted           Number              Weighted
             Exercise     Number             Average             Average           Vested          Average Exercise
               Price    Outstanding      Remaining Life      Exercise Price      at 12/31/01            Price
            ----------  -----------      --------------      --------------      -----------      ----------------

          $1.93-$2.12       689,949        6.670 years           $2.00             390,532             $2.01
          $2.50-$2.59       109,228        8.421 years            2.50              81,475              2.51
             $2.75        1,271,155        6.800 years            2.75             768,551              2.75
          $2.88-$2.91       186,984        9.153 years            2.91              93,013              2.91
          $3.00-$3.10       253,306        7.359 years            3.03             105,095              3.03
          $3.15-$3.59       220,900        9.921 years            3.18              56,415              3.19
                        -----------                                             -----------

                          2,731,522                                              1,495,081
                        ===========                                             ===========




 13.   Going Concern

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

       Management has evaluated the Company's current financial position and its available resources and plans to raise additional funds through the issuance of convertible debt and equity securities during 2002 and thereafter. Should the Company be unsuccessful in raising additional funds, it is unlikely that the Company will continue operations beyond December 31, 2002.

                               ANTS SOFTWARE INC.
                          (formerly ANTs Software.com)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  ------------



14.    Subsequent Events-march 2002 Private Placement

       From December 31, 2002 through March 26, 2002, the Company raised, through private placements of Company stock and convertible debt, approximately $660,000. Management believes this will be sufficient to fund operations through April 2002.