Form 10QSB/A
period 2001-03-31
ANTS SOFTWARE INC
filed 2002-05-13
CIK 796655

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                  FORM 10-QSB/A

                                 Amendment No. 1

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                       Commission file number: 0000796655

                                ----------------

                               ANTS SOFTWARE INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                     13-3054685
     (State or other jurisdiction of                        (IRS Employer
      Incorporation or Organization)                    Identification Number)

  801 Mahler Rd, Suite G, Burlingame, CA                        94010
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

                                EXPLANATORY NOTE

     On January 11, 2001, the Company entered into an agreement with a former officer in connection with which the Company agreed to pay such former officer the sum of $300,000, payable $75,000 per year for four (4) years on August 4 of each year (the "Agreement"). The Form 10-QSB filed by the Company on May 15, 2001 did not reflect such Agreement. Therefore, the Company files this amendment on Form 10-QSB/A to reflect the Company's obligation to pay the former officer the sum of $300,000.

     To more clearly reflect the operation of the business, we have reclassified as research and development expenses, certain expenses originally classified as general and administrative. Note that while the subtotals have changed, total expenses have not. The Company files this amendment on Form 10-QSB/A to reflect these reclassifications.



--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                          PART I. Financial Information

Item 1.  Financial Statements  ......................................   3-7
Item 2.  Management's Plan of Operation  ............................   8-9

                           PART II. Other Information


Item 1.  Legal Proceedings  .........................................     9
Item 2.  Changes in Securities  .....................................    10
Item 3.  Defaults Upon Senior Securities.............................    10
Item 4.  Submission of Matters to a Vote of Security Holders.........    10
Item 5.  Other Matters ..............................................    10
Item 6.  Exhibits and Reports on Form 8-K ...........................    10
Risk Factors......................................................... 10-12
Signatures  .........................................................    13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANTs software inc.
                                 BALANCE SHEETS

                                                                      March 31, 2001           December 31, 2000
                                                                        (Unaudited)                 (Audited)
                                                                     ------------------       -------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $        1,422,324       $         2,609,084
   Interest receivable                                                            4,860                     4,860
   Prepaid expenses                                                              52,456                   102,947
                                                                     ------------------       -------------------
     Total current assets                                                     1,479,640                 2,716,891
                                                                     ------------------       -------------------

PROPERTY AND EQUIPMENT:
   Computers and software                                                       566,160                   565,110
   Office furniture and fixtures                                                 26,372                    26,372
   Less accumulated depreciation                                                (94,272)                  (65,278)
                                                                     ------------------       -------------------
     Property and equipment, net                                               498,260                   526,204
                                                                     ------------------       -------------------

OTHER ASSETS                                                                      3,700                     3,700
                                                                     ------------------       -------------------
     Total assets                                                    $        1,981,600       $         3,246,795
                                                                     ==================       ===================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                             $          201,199       $           261,033
   Accrued legal fees                                                            29,073                   258,742
   Notes payable - former officer, current portion                               75,000                      --
                                                                     ------------------       -------------------
     Total current liabilities                                                  305,272                   519,775
                                                                     ------------------       -------------------
   Notes payable - former officer, net of current portion                       225,000                      --
                                                                     ------------------       -------------------
     Total Liabilities                                                          530,272                   519,775
                                                                     ------------------       -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 100,000,000
   authorized; 14,631,888 shares issued and outstanding                           1,463                    13,082
   Common stock subscribed                                                         --                   1,815,000
   Treasury Stock, 10,436 shares at cost                                       (121,078)                 (121,078)
   Notes receivable from officers for stock purchases                          (180,000)                 (180,000)
   Additional paid-in capital                                                21,255,054                18,804,974
   Accumulated deficit                                                      (19,504,111)              (17,604,958)
                                                                     ------------------       -------------------
     Total stockholders' equity                                               1,451,328                 2,727,020
                                                                     ------------------       -------------------
     Total liabilities and stockholders' equity                      $        1,981,600       $         3,246,795
                                                                     ==================       ===================

The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                            STATEMENTS OF OPERATIONS

                                                        Three months ended March 31,
                                                         2001                 2000
                                                      (Unaudited)          (Unaudited)
                                                   -----------------    -----------------
REVENUES                                           $            --      $            --

OPERATING EXPENSES:
   General and administrative expenses                     1,561,954              750,171
   Research and development expenses                         359,459               15,271
                                                   -----------------    -----------------
     Loss from operations                                 (1,921,413)            (765,442)
                                                   -----------------    -----------------

OTHER INCOME:
   Interest Income                                            23,745               50,514
   Other Expense                                              (1,485)                --
                                                   -----------------    -----------------
     Other income, net                                        22,260               50,514
                                                   -----------------    -----------------
     NET LOSS                                      $      (1,899,153)   $        (714,928)
                                                   =================    =================

BASIC AND DILUTED LOSS PER COMMON SHARE            $           (0.14)   $           (0.06)
                                                   =================    =================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                13,890,296           12,540,665
                                                   =================    =================

The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                            STATEMENTS OF CASH FLOWS


                                                                                         Three months ended March 31,
                                                                                          2001                2000
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  (Unaudited)         (Unaudited)
                                                                                     ----------------    ----------------
     Net Loss                                                                        $     (1,899,153)   $       (714,928)
     Adjustments to reconcile net loss
     to net cash used by operating activities:
        Depreciation                                                                           29,733                 558
        Stock Issued for Lawsuit Settlement                                                   137,195                --
        Loss on sale of fixed assets                                                            2,985                --
        Compensation expense recognized in form of notes payable to former officer            300,000                --
     Changes in operating assets and liabilities:
        Prepaid expenses                                                                       50,491                --
        Accounts payable & Accrued expenses                                                   (59,834)            (55,958)
        Security Deposits                                                                        --                (8,665)
        Accrued Legal Fees                                                                    (70,403)               --
                                                                                     ----------------    ----------------

          Net cash used in operating activities                                            (1,508,986)           (778,993)
                                                                                     ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                                  (4,774)            (91,371)
                                                                                     ----------------    ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placement                                                          227,000                --
     Proceeds from exercise of warrants                                                       100,000                --
                                                                                     ----------------    ----------------
         Net cash provided by financing activities                                            327,000                --

NET DECREASE IN CASH                                                                       (1,186,760)           (870,364)

CASH, BEGINNING OF PERIOD                                                                   2,609,084           4,882,212
                                                                                     ----------------    ----------------

CASH, END OF PERIOD                                                                  $      1,422,324    $      4,011,847
                                                                                     ================    ================

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

     The following table presents the calculation of basic and diluted net loss per share:


                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001              2000
                                                ----------------------------
     Net loss                                   $ (1,899,153)   $   (714,928)
     Weighted average shares of common stock
     outstanding - basic and dilutive             13,890,296      12,540,665
                                                ----------------------------
     Basic and diluted net loss per share       $      (0.14)   $      (0.06)


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


5.   SETTLEMENT WITH FORMER OFFICER

     The Company entered into an agreement (the "Agreement") with a former officer, effective as of January 11, 2001, in connection with which the Company agreed that a note receivable from the former officer would be forgiven in four increments of $45,000 plus all accrued interest, starting on August 4, 2001 and on each year anniversary thereafter. The aggregate amount receivable at March 31, 2001 is $180,000.

     The Company also agreed, pursuant to the Agreement, to pay the former officer the sum of $300,000, payable in four $75,000 installments starting on August 4, 2001 and on each year anniversary thereafter, without interest. The aggregate amount payable at March 31, 2001 is $300,000.

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

General and Administrative

     General and administrative expenses increased from $750,171 during the three months ended March 31, 2000 to $1,561,954 for the three months ended March 31, 2001. We expect that our general and administrative expenses will continue to increase as additional staff is recruited. We intend to continue to focus significant resources on recruiting additional personnel for engineering, technical development, marketing and administrative roles. There can be no assurances that we will be able to recruit the appropriate personnel necessary for the development of our products.

Research and Development

     Research and Development expenses increased from $15,271 during the three months ended March 31, 2000 to $359,459 during the three months ended March 31, 2001. These expenses are related to the research, testing and product development of our proprietary software.

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

     The Company entered into an agreement, effective January 11, 2001 to forgive a loan to a former officer made in August 1999 in the amount of $225,000. The loan will be reduced in four increments of $45,000 plus all accrued interest, starting on August 4, 2001 and on each year anniversary thereafter. The aggregate amount currently due and receivable is $180,000. In the January 11, 2001 agreement, the Company also agreed to pay the former officer the sum of $300,000, payable in four $75,000 installments, starting on August 4, 2001 and on each year anniversary thereafter, without interest.

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


                                     ANTs software inc.


Date:  May 13, 2002                  By: /s/ Francis K. Ruotolo
                                         ------------------------------
                                         Francis K. Ruotolo, Chairman,
                                         Chief Executive Officer and President





Date:  May 13, 2002                  By: /s/ Kenneth Ruotolo
                                         ------------------------------
                                         Kenneth Ruotolo
                                         Chief Financial Officer and Secretary