Form 10QSB/A
period 2001-06-30
ANTS SOFTWARE INC
filed 2002-05-13
CIK 796655

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

-==============================================================================

                                EXPLANATORY NOTE

     On January 11, 2001, the Company entered into an agreement with a former officer in connection with which the Company agreed to pay such former officer the sum of $300,000, payable $75,000 per year for four (4) years on August 4 of each year (the "Agreement"). The Form 10-QSB filed by the Company on August 14, 2001 did not reflect such Agreement. Therefore, the Company files this amendment on Form 10-QSB/A to reflect the Company's obligation to pay the former officer the sum of $300,000.

     To more clearly reflect the operation of the business, we have reclassified as research and development expenses, certain expenses originally classified as general and administrative. Note that while the subtotals have changed, total expenses have not. The Company files this amendment on Form 10-QSB/A to reflect these reclassifications.


                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


                          PART I. Financial Information

Item 1.  Financial Statements  ...........................................  3-7
Item 2.  Management's Plan of Operation  .................................  8-9

                           PART II. Other Information

Item 1.  Legal Proceedings  ..............................................    9
Item 2.  Changes in Securities  ..........................................   10
Item 3.  Defaults Upon Senior Securities..................................   10
Item 4.  Submission of Matters to a Vote of Security Holders..............   10
Item 5.  Other Matters ...................................................   10
Item 6.  Exhibits and Reports on Form 8-K ................................   10
Risk Factors  ............................................................11-13
Signatures  ..............................................................   14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ANTs software inc.
                                 BALANCE SHEETS

                                                               June 30, 2001            December 31, 2000
                                                                (Unaudited)                 (Audited)
                                                             -----------------         -----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $       1,761,225         $       2,609,084
   Interest and other receivables                                       24,769                     4,860
   Prepaid expenses                                                    360,550                   102,947
                                                             -----------------         -----------------
     Total current assets                                            2,146,544                 2,716,891
                                                             -----------------         -----------------

PROPERTY AND EQUIPMENT:
   Computers and software                                              605,838                   565,110
   Office furniture and fixtures                                        26,372                    26,372
   Less accumulated depreciation                                      (127,404)                  (65,278)
                                                             -----------------         -----------------
     Property and equipment, net                                       504,806                   526,204
                                                             -----------------         -----------------

OTHER ASSETS                                                             3,700                     3,700
                                                             -----------------         -----------------
     Total assets                                            $       2,655,050         $       3,246,795
                                                             =================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $         147,313         $         231,052
   Accrued legal fees                                                   40,073                   258,742
   Notes payable                                                       220,733                    29,981
 Notes payable - former officer, current portion                        75,000                      --
   Other liabilities                                                   125,000                      --
                                                             -----------------         -----------------
     Total current liabilities                                         608,119                   519,775
                                                             -----------------         -----------------
   Notes payable - former officer, net of current portion              225,000                      --
                                                             -----------------         -----------------
     Total liabilities                                                 833,119                   519,775
                                                             -----------------         -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 100,000,000 authorized;
   15,234,888 and 13,082,038 shares issued and outstanding
   respectively                                                          1,523                    13,082
   Common stock subscribed                                             400,000                 1,815,000
   Treasury Stock                                                         --                    (121,078)
   Notes receivable from officers for stock purchases                 (180,000)                 (180,000)
   Additional paid-in capital                                       22,304,716                18,804,974
   Accumulated deficit                                             (20,704,308)              (17,604,958)
                                                             -----------------         -----------------
     Total stockholders' equity                                      1,821,931                 2,727,020
                                                             -----------------         -----------------
     Total liabilities and stockholders' equity              $       2,655,050         $       3,246,795
                                                             =================         =================


The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                            STATEMENTS OF OPERATIONS

                                                  Three months ended June 30,          Six months ended June 30,
                                                    2001             2000                2001              2000
                                                (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
                                               --------------    --------------    --------------    ---------------
REVENUES                                       $         --      $         --      $         --      $          --
OPERATING EXPENSES:
   General and administrative expenses                941,268         1,059,754         2,503,222          1,710,110
   Research and development expenses                  277,297           206,728           636,756            321,814
                                               --------------    --------------    --------------    ---------------
     Loss from operations                          (1,218,565)       (1,266,482)       (3,139,978)        (2,031,924)
                                               --------------    --------------    --------------    ---------------

OTHER INCOME:
   Interest income, net                                12,713            75,932            36,458            126,445
   Other income                                         5,655              --               4,170               --
                                               --------------    --------------    --------------    ---------------
     Other income, net                                 18,368            75,932            40,628            126,445
                                               --------------    --------------    --------------    ---------------
     NET LOSS                                  $   (1,200,197)   $   (1,190,550)   $   (3,099,350)   $    (1,905,479)
                                               ==============    ==============    ==============    ===============
BASIC AND DILUTED LOSS PER COMMON SHARE        $        (0.08)   $        (0.09)   $        (0.22)   $         (0.15)
                                               ==============    ==============    ==============    ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         14,907,221        12,581,264        14,398,759         12,560,965


The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                            STATEMENTS OF CASH FLOWS

                                                                                              Six months ended June 30,
                                                                                             2001                    2000
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    (Unaudited)              (Unaudited)
                                                                                     -----------------       ----------------
     Net Loss                                                                        $      (3,099,350)      $     (1,905,479)
                                                                                     -----------------       ----------------
     Adjustments to reconcile net loss
     to net cash used by operating activities:
        Depreciation                                                                            62,864                  5,546
        Lawsuit settlement                                                                     137,235                   --
        Compensation expense recognized on exercise of options                                  46,800                   --
        Gain on sale of fixed assets                                                             2,985                   --
        Compensation expense recognized in form of notes payable to former officer             300,000                   --
     Changes in operating assets and liabilities:
        Prepaid expenses                                                                      (257,603)              (277,447)
        Accounts payable & Accrued expenses                                                     41,260                 43,082
        Other receivables                                                                      (19,909)               (22,265)
        Notes payable                                                                          190,753                205,131
        Accrued legal fees                                                                     (59,443)              (250,775)
        Security deposits                                                                         --                  (12,365)
                                                                                     -----------------       ----------------
          Net cash used in operating activities                                             (2,654,408)            (2,214,572)
                                                                                     -----------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                                  (44,451)              (281,562)
                                                                                     -----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from private placements                                                        1,730,000                   --
     Proceeds from exercise of warrants                                                        121,000                150,000
                                                                                     -----------------       ----------------
         Net cash provided by financing activities                                           1,851,000                150,000
                                                                                     -----------------       ----------------
NET DECREASE IN CASH                                                                          (847,859)            (2,346,134)
CASH, BEGINNING OF PERIOD                                                                    2,609,084              4,882,212
                                                                                     -----------------       ----------------
CASH, END OF PERIOD                                                                  $       1,761,225              2,536,078
                                                                                     =================       ================

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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected in the future.


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

     The following table presents the calculation of basic and diluted net loss per share:

                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                ----------------------------    ----------------------------
                                                   2001             2000           2001            2000
                                                ----------------------------    ----------------------------
     Net loss                                   $ (1,200,197)   $ (1,190,550)   $ (3,099,350)   $ (1,905,479)
     Weighted  average shares of common stock
     outstanding - basic and dilutive             14,907,221      12,581,264      14,398,759      12,560,965
                                                ----------------------------    ----------------------------
     Basic and diluted net loss per share       $      (0.08)   $      (0.09)   $      (0.22)   $      (0.15)

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

     As of June 30, 2001, outstanding warrants include warrants immediately exercisable into 1,644,334 restricted shares of common stock. All other shares of common stock covered by warrants and stock options were registered on a Form S-8 filed on September 27, 2000 and a Form S-8 filed on June 4, 2001.


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


6.   SETTLEMENT WITH FORMER OFFICER

     The Company entered into an agreement (the "Agreement") with a former officer, effective as of January 11, 2001, in connection with which the Company agreed that a note receivable from the former officer would be forgiven in five increments of $45,000 plus all accrued interest, starting on August 4, 2001 and on each year anniversary thereafter. The aggregate amount receivable at June 30, 2001 is $180,000.

     The Company also agreed, pursuant to the Agreement, to pay the former officer the sum of $300,000, payable in four $75,000 installments, starting on August 4, 2001 and on each year anniversary thereafter, without interest. The aggregate amount payable at June 30, 2001 is $300,000.

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

General and Administrative

     General and administrative expenses decreased from $1,059,754 during the three months ended June 30, 2000 to $941,268 during the three months ended June 30, 2001. General and administrative expenses increased from $1,710,110 during the six months ended June 30, 2000 to $2,503,222 during the six months ended June 30, 2001. Components of general and administrative expense for the 2nd quarter of 2001 include: salaries and benefits (27%), insurance (18%), legal (18%), other professional services (16%) and other (21%). We expect overall general and administrative expenses to increase moderately over the next three to six months.

Research and Development

     Research and development expenses increased from $206,728 during the three months ended June 30, 2000 to $277,297 during the three months ended June 30, 2001. Research and development expenses increased from $321,814 during the six months ended June 30, 2000 to $636,756 during the six months ended June 30, 2001. These expenses are related to the research, testing and product development of our proprietary software. We expect that our research and development expenses will continue to increase as additional staff is recruited. We intend to continue to focus significant resources on recruiting additional personnel for engineering, and technical development roles. There can be no assurances that we will be able to recruit the appropriate personnel necessary for the development of our products.

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

     On or about August 14, 2001, we have entered into a tentative agreement with the staff of the Pacific Regional Office of the Securities and Exchange Commission (the "SEC") that would close an SEC inquiry under way since early last year. The tentative agreement must be approved by the SEC Commissioners in Washington, D.C. before it is final. Under the terms of the tentative agreement, the SEC will allege in a civil injunctive action that we violated the periodic reporting requirements of the federal securities laws. We will simultaneously settle the case, without admitting or denying the SEC's allegations, by consenting to an injunction prohibiting us from future violations of the periodic reporting requirements of the federal securities laws. The agreement does not require us to pay a monetary fine.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual Shareholder Meeting of the Company was held on April 24, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. On the proposal to elect 2 Class 1 Directors of the Company, 10,145,524 shares of the Company's voting securities voted on the matter, of which 10,044,948 shares were voted for Mr. Richard J. Lee and 10,046,998 shares were voted for Mr. Thomas Holt. The Class 2 and Class 3 directors and the Class 2 and Class 3 director positions were not up for re-election at the Shareholder Meeting. Clive G. Whittenbury, Ph.D. and Homer G. Dunn are Class 2 directors and their term will expire at the annual meeting following the close of the 2001 fiscal year. Francis K. Ruotolo, Papken S. Der Torossian and John R. Gaulding are Class 3 directors and their term will expire at the annual meeting following the close of the 2002 fiscal year. On the proposal to amend the Company's 2000 Stock Option Plan by increasing the shares reserved under the plan by an additional 1,950,000 shares of Common Stock, 23,770 shares of the Company's voting securities were abstaining, 5,048,749 shares voted for the proposal, 464,869 shares voted against the proposal and there were 4,608,136 broker non-votes. On the proposal to ratify the selection of Burr, Pilger & Mayer, LLP, as independent public accountants for the Company for the fiscal year ending December 31, 2001, 36,559 shares of the Company's voting securities were abstaining, 10,032,977 shares voted for the proposal and 75,988 shares voted against the proposal.

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


Date: May 13, 2002                  By: /s/ Francis K. Ruotolo
                                        ------------------------------
                                        Francis K. Ruotolo, Chairman,
                                        Chief Executive Officer and President





Date: May 13, 2002                  By: /s/ Kenneth Ruotolo
                                        ---------------------------
                                        Kenneth Ruotolo
                                        Chief Financial Officer and Secretary