Form 10QSB
period 2002-03-31
ANTS SOFTWARE INC
filed 2002-05-14
CIK 796655

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

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

             17,525,651 shares of common stock as of March 31, 2002

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
Item 2.  Management's Plan of Operation  .................................   7-9

                           PART II. Other Information

Item 1.  Legal Proceedings  ..............................................  9-10
Item 2.  Changes in Securities ...........................................    10
Item 3.  Defaults Upon Senior Securities..................................    10
Item 4.  Submission of Matters to a Vote of Security Holders..............    10
Item 5.  Other Matters....................................................    10
Item 6.  Exhibits and Reports on Form 8-K................................. 10-11
Risk Factors.............................................................. 11-13
Signatures................................................................    14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANTS SOFTWARE INC.
                            CONDENSED BALANCE SHEETS

                                                        March 31, 2002  December 31, 2001
                                                         (Unaudited)       (Audited)
                                                        --------------  -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..........................   $   579,616    $   734,319
   Prepaid insurance ..................................        19,083        139,208
   Prepaid expenses ...................................        22,931         22,931
                                                          -----------    -----------
     Total current assets .............................       621,630        896,458
                                                          -----------    -----------
PROPERTY AND EQUIPMENT:
   Computers and software .............................       636,359        619,708
   Office furniture and fixtures ......................        29,386         27,960
   Less accumulated depreciation ......................      (222,930)      (191,915)
                                                          -----------    -----------
     Property and equipment, net ......................       442,815        455,753
                                                          -----------    -----------
OTHER ASSETS ..........................................         5,100          5,100
                                                          -----------    -----------
     Total assets .....................................   $ 1,069,545    $ 1,357,311
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses ..............   $   114,175    $   111,041
   Accrued legal fees .................................        74,614        112,199
   Notes payable - former officer, current portion ....        75,000         75,000
   Convertible promissory note ........................       200,000              -
   Other current liability ............................             -        125,000
                                                          -----------    -----------
     Total current liabilities ........................       463,789        423,240
                                                          -----------    -----------
   Long-term note payable - former officer,
      net of current portion ..........................       150,000        150,000
                                                          -----------    -----------
     Total liabilities ................................       613,789        573,240
                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 100,000,000
   authorized; 17,525,651 shares issued and outstanding         1,753          1,674
   Common stock subscribed ............................       343,488              -
   Notes receivable from officers for stock purchases .      (135,000)      (135,000)
   Additional paid-in capital .........................    24,701,519     24,328,549
   Accumulated deficit ................................   (24,456,004)   (23,411,152)
                                                          -----------    -----------
     Total stockholders' equity .......................       455,756        784,071
                                                          -----------    -----------
     Total liabilities and stockholders' equity .......   $ 1,069,545    $ 1,357,311
                                                          ===========    ===========


The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                              Three months ended March 31,
                                                 2002             2001
                                              (Unaudited)     (Unaudited)
                                             -------------   ------------
REVENUES .................................   $          -    $          -

OPERATING EXPENSES:
   General and administrative expenses ...        593,311       1,561,954
   Research and development expenses .....        453,268         359,459
                                             ------------    ------------
     Loss from operations ................     (1,046,579)     (1,921,413)
                                             ------------    ------------
OTHER INCOME:
   Interest income, net ..................          1,727          23,745
   Other expenses ........................                         (1,485)
                                             ------------    ------------
     Other income, net ...................          1,727          22,260
                                             ------------    ------------
     NET LOSS ............................   $ (1,044,852)   $ (1,899,153)
                                             ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE ..   $      (0.06)   $      (0.14)
                                             ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     17,219,268      13,890,296
                                             ============    ============




























The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                             Three months ended March 31,
                                                                                  2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:                                         (Unaudited)   (Unaudited)
                                                                             ------------   ------------
     Net Loss ............................................................   $(1,044,852)   $(1,899,153)
     Adjustments to reconcile net loss
     To net cash used by operating activities:
        Depreciation .....................................................        31,015         29,733
        Common stock issued in settlement of litigation ..................             -        137,195
        Gain on sale of fixed assets .....................................             -          2,985
        Compensation expense recognized in form of note payable to officer             -        300,000
        Compensation expense on options granted to non-employees .........        52,498              -
     Changes in operating assets and liabilities:
        Prepaid expenses and interest receivable .........................       120,125         50,491
        Accounts payable and accrued expenses ............................         3,134        (59,834)
        Accrued legal fees ...............................................       (37,585)       (70,403)
                                                                             ------------   ------------
          Net cash used in operating activities ..........................      (875,665)    (1,508,986)
                                                                             ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment, net .........................       (18,077)        (4,774)
                                                                             ------------   ------------
         Net cash used in investing activities ...........................       (18,077)        (4,774)
                                                                             ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of convertible promissory note ...............       200,000              -
     Proceeds from private placement, net of commissions .................       537,839        227,000
     Proceeds from exercise of options ...................................         1,200              -
     Proceeds from exercise of warrants ..................................             -        100,000
                                                                             ------------   ------------
         Net cash provided by financing activities .......................       739,039        327,000
                                                                             ------------   ------------

NET DECREASE IN CASH .....................................................      (154,703)    (1,186,760)
CASH, BEGINNING OF PERIOD ................................................       734,319      2,609,084
                                                                             ------------   ------------
CASH, END OF PERIOD ......................................................   $   579,616    $ 1,422,324
                                                                             ============   ============

NON-CASH FINANCING ACTIVITY:
In February 2002, the Company issued $125,000 in common stock previously held as an Other current liability. See Note 3. In February 2001, the Company issued 400,000 shares of stock as settlement of a lawsuit claim. See Note 5.











The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the ANTs software inc. (the "Company") Form 10-KSB for the twelve months ended December 31, 2001, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

         The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected in the future.


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

         The following table presents the calculation of basic and diluted net loss per share:

                                                        Three Months Ended March 31,
                                                  -----------------------------------------
                                                          2002                 2001
                                                  --------------------- -------------------
         Net loss                                      (1,044,852)          (1,899,153)
         Weighted  average shares of common stock
         outstanding - basic and dilutive              17,219,268           13,890,296
                                                  --------------------- -------------------
         Basic and diluted net loss per share            (0.06)               (0.14)


         As of March 31, 2002 outstanding options and warrants for the purchase of up to 6,044,554 shares of common stock at prices ranging from $0.25 to $11.63 were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

3.       EQUITY TRANSACTIONS

         From January 1, 2002 through March 31, 2002, we sold to accredited investors, through a private offering, 726,644 units, at a price of $0.75 per unit (the "Units"), with each Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of One Dollar ($1.00), exercisable until December 31, 2002. In connection with this offering, we paid $7,150 and agreed to issue 31,498 Units in commissions and finder's fees. As of March 31, 2002, 6,500 of the 31,498 Units were issued, with the remaining 24,998 Units to be issued in the second quarter of 2002. The gross proceeds of the offering were $544,989. As of March 31, 2002, of the 726,644 Units sold, there were 457,978 units subscribed but not yet issued. The proceeds will be used for general working capital purposes.

         On or about March 11 and March 14, 2002 we sold to an accredited investor, through a private offering, two convertible promissory notes without interest in aggregate principal face amount of $200,000, convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $0.75 per share. Such notes are due and payable during the second quarter of 2002. We expect that both notes will be converted to shares during the second quarter of 2002. The proceeds were used for general working capital purposes.

         In January 2001, the British Columbia Securities Commission requested information regarding the distribution of securities to British Columbia residents to ensure that such distributions were made in compliance with the British Columbia Securities Act. In April 2001, we received $125,000, for the exercise of a warrant to purchase 500,000 shares of Common Stock, from a former employee who we believed was a Canadian resident. Due to the pending inquiry we did not issue the shares to the former employee. Since April 2001, the $125,000 has been recorded as an Other current liability. These shares were issued during the first quarter of 2002 when it was determined that the former employee was not a Canadian resident.

         During the first quarter of 2002, a former employee exercised an option to purchase 600 shares of common stock in the amount of $1,200. Additionally, a former consultant to the Company exercised an option to purchase 15,000 shares of common stock, the exercise price was paid by services previously rendered. An additional 3,333 shares were issued during the quarter in connection with the fourth quarter 2001 private placement.


4.       WARRANTS AND STOCK OPTIONS

         As of March 31, 2002, the Company had outstanding warrants to purchase up to 3,333,632 shares of common stock and options to purchase up to 2,710,922 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                                 Warrants           Stock Options              Total
                                                                 --------           -------------              -----
       Outstanding at January 1, 2002                           3,594,933               2,731,522          6,326,455
       Granted                                                    238,699                   4,000            242,699
       Retired                                                          -                  (9,000)            (9,000)
       Expired                                                          -                       -                  -
       Exercised through cash consideration                             -                    (600)              (600)
       Exercised through non-cash consideration                  (500,000)                (15,000)          (515,000)
                                                        ------------------     -------------------    ---------------

       Outstanding at March 31, 2002                            3,333,632               2,710,922          6,044,554
                                                        ==================     ===================    ===============


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


ITEM 2. MANAGEMENT'S PLAN OF OPERATION

         Certain statements contained in this Form 10-QSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company's business and operations, which could cause the Company's financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the ANTs technology to work properly, failure to develop commercially viable products or services from the ANTs technology, delays or failure in fundraising efforts, delays in or lack of market acceptance, failures to recruit adequate personnel, and problems with protection of intellectual property, among others. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this quarterly Report on Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Company that the Company's objectives or plans will be achieved. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.


OVERVIEW

         We are engaged in the development and marketing of a proprietary software technology that is intended to significantly improve the speed at which computers can manipulate data.


PLAN OF OPERATION

         We anticipate that, if we are sufficiently funded, over the next six months our focus will be threefold: continued development of our technology, marketing our technology, and supporting customers. The development effort will be focused on enhancing our technology and thereafter will be directed towards developing initial customer applications utilizing our technology. General commercial applications utilizing our technology are expected to be available by the end of calendar 2002. There is no assurance that our plans will be realized.

         The majority of our operating expenses and costs over the next six months are expected to be for and in connection with existing and additional personnel and equipment. We currently have sixteen full-time employees, two part-time employees and one consultant. We view the recruitment of additional qualified technical personnel as essential to the further development and commercialization of our proprietary technologies. Should we be successful in our recruitment efforts, we expect that our personnel and other operating costs will increase over current levels.

         We believe that additional sources of financing can be secured to enable us to complete the development and commercialization of our proprietary technologies, although there is no assurance of our ability to do so.


TECHNOLOGY DEVELOPMENT

         Over the next six months we intend to continue to improve and add functionality both to the ANTs Concurrency Engine (ACE) and to the ANTs Data Server (ADS). We have built out the basic functionality to the point where virtually all additional functionality will be driven by partner or customer demand. We are actively engaging prospective partners and customers in technical discussions to determine what features are and will be most in demand for the markets we are targeting. We intend to then mobilize our engineering resources around developing those features. Once we are successful in developing partner or customer relationships, we anticipate that the specific needs of the partner or customer will drive the development of ACE and ADS functionality.


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

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased from $1,561,954 during the three months ended March 31, 2001 to $593,311 for the three months ended March 31, 2002. Components of general and administrative expense for the three months ended March 31, 2002 include: salaries and benefits (28%), legal (8%), other professional services (37%) and other expenses (27%). We expect overall general and administrative expenses to increase moderately over the next three to six months.


RESEARCH AND DEVELOPMENT

         Research and development expenses increased from $359,459 during the three months ended March 31, 2001 to $453,268 for the three months ended March 31, 2002. These expenses are related to the research, testing and product development of our proprietary software. Salaries and benefits accounted for 74% and other expenses accounted for 26% of the total for the three months ended March 31, 2002. We expect that our research and development expenses will continue to increase moderately as additional staff is recruited.

CAPITAL AND LIQUIDITY RESOURCES

         We anticipate increasing expenditures over the coming months as we continue to develop our technology. We expect to begin realizing revenues during calendar year 2002. Our cash balance as of March 31, 2002 was $579,616, which, when added to investments since then, we believe will be adequate to fund our activities through July 2002 at our current rate of spending. There can be no assurance that our continued product development and infrastructure development will not require a much higher rate of spending. There can also be no assurance that we will be able to obtain additional capital on acceptable terms.

         To carry out our plan of operation, we anticipate that over the next six months we will require approximately $2-4 million. We will pursue a number of avenues to raise these operating funds: 1) in the past we have been successful raising funds through a series of private placements of our stock, we anticipate that we will continue to raise funds through private placements, 2) as we develop close relationships with large partners, we will pursue strategic investments from those partners, and 3) this year we expect to begin generating revenue, which will be a source of operating funds. We are currently seeking investment from additional investors to support continued operations, although there can be no assurance that we will be able to obtain such investment.


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

         On October 12, 2001, a class action complaint, titled Joseph Chatham v. ANTs Software.com, et al., was filed in Los Angeles County Superior Court against us and certain of our former officers and former directors. The plaintiff claims to be suing on behalf of a class of persons who purchased the Company's stock from October 5, 1999, through March 23, 2001. The complaint claims violations of certain provisions of the California Corporations Code in connection with the following alleged misrepresentations: (i) we misrepresented that Dr. Peter Patton was a member of our board of directors; (ii) we failed to disclose an effort by a creditor to force us into involuntary bankruptcy; and
(iii) Donald Hutton falsely identified himself as a certified public accountant in an SEC filing. On our about May 10, 2002 we were informed that the Superior Court of California in Los Angeles has, with the agreement of plaintiffs' counsel, dismissed the complaint without prejudice. We paid nothing to the plaintiffs or their attorneys in connection with this dismissal.

         The information is hereby incorporated by reference from the Form 10-KSB filed on March 29, 2002. There have been no other material developments in the period covered by this report.


ITEM 2. CHANGES IN SECURITIES

         From January 1, 2002 through March 31, 2002, we sold to accredited investors, through a private offering, 726,644 units, at a price of $0.75 per unit (the "Units"), with each Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of One Dollar ($1.00), exercisable until December 31, 2002. In connection with this offering, we paid $7,150 and agreed to issue 31,498 Units in commissions and finder's fees. As of March 31, 2002, 6,500 of the 31,498 Units were issued, with the remaining 24,998 Units to be issued in the second quarter of 2002. The gross proceeds of the offering were $544,989. As of March 31, 2002, of the 726,644 units sold, there were 457,978 units subscribed but not yet issued. The proceeds will be used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         On or about March 11 and March 14, 2002, we sold to an accredited investor, through a private offering, two convertible promissory notes without interest in aggregate principal face amount of $200,000, convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $0.75 per share. Such notes are due and payable during the second quarter of 2002. We expect that both notes will be converted to shares during the second quarter of 2002. The proceeds were used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and
Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No changes during the period covered by this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER MATTERS

         No changes during the period covered by this report.

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

                  10.1 2000 Stock Option Plan of the Company, as listed in
                       Exhibit 10.1 to the Company's 10-KSB filed on March 28, 2002, is hereby incorporated by reference.

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

         A FAILURE TO OBTAIN ADDITIONAL FINANCING COULD PREVENT US FROM EXECUTING OUR BUSINESS PLAN. We anticipate that current cash resources will be sufficient to fund our operations through July 2002 at our current rate of spending. We believe that additional sources of financing can be secured to enable us to complete the development and commercialization of our proprietary technologies, although there is no assurance of our ability to do so. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to hire additional personnel and continue development of the technology. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs.

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

         WE HAVE A LONG CORPORATE EXISTENCE AND WERE INACTIVE DURING MUCH OF OUR CORPORATE HISTORY. We were formed as the Sullivan Computer Corporation, incorporated in Delaware in January 1979. We were privately owned until late 1986, at which time our common stock began trading in the over-the-counter market. This was a result of the registration of our common stock pursuant to the merger with CHoPP Computer Corporation, a British Columbia corporation. During the period from mid-1987 through late 1999, we had few or no employees. Our operating activities were limited and were largely administered personally by our former Chairman, Donald R. Hutton. Due to the passage of time and the poor condition of financial and other records, there can be no assurance that all matters have been addressed at this date.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ANTs software inc.


Date:  May 14, 2002                By:   /s/  Francis K. Ruotolo
                                         ------------------------------
                                         Francis K. Ruotolo, Chairman,
                                         Chief Executive Officer and President





Date:   May 14, 2002               By:   /s/  Kenneth Ruotolo
                                         ---------------------------
                                         Kenneth Ruotolo
                                         Chief Financial Officer and Secretary