Form 10QSB
period 2002-06-30
ANTS SOFTWARE INC
filed 2002-08-13
CIK 796655

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

                  For the quarterly period ended: June 30, 2002

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

              19,445,956 shares of common stock as of June 30, 2002

     Transitional Small Business Disclosure Format:  Yes [  ]    No [X]

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                          PART I. Financial Information

Item 1.  Financial Statements  ..............................................3-7
Item 2.  Management's Plan of Operation  ....................................7-9

                           PART II. Other Information

Item 1. Legal Proceedings  .................................................9-10
Item 2. Changes in Securities ............................................... 10
Item 3. Defaults Upon Senior Securities...................................... 11
Item 4. Submission of Matters to a Vote of Security Holders.................. 11
Item 5. Other Matters........................................................ 11
Item 6. Exhibits and Reports on Form 8-K...................................11-12
Risk Factors.............................................................. 12-14
Signatures.................................................................   15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANTs software inc.
                            CONDENSED BALANCE SHEETS

                                                                 June 30, 2002        December 31, 2001
                                                                  (Unaudited)             (Audited)
                                                                 -------------        -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $  568,019             $  734,319
   Prepaid insurance                                                141,403                139,208
   Prepaid expenses                                                   5,095                 22,931
                                                                 ----------             ----------
     Total current assets                                           714,517               896,458
                                                                 ----------             ----------

PROPERTY AND EQUIPMENT:
   Computers and software                                           649,800               619,708
   Office furniture and fixtures                                     29,386                27,960
   Leasehold Improvements                                             9,000                    --
   Less accumulated depreciation                                   (256,099)             (191,915)
                                                                 ----------             ----------
     Property and equipment, net
                                                                    432,087               455,753
                                                                 ----------             ----------

OTHER ASSETS                                                          5,100                 5,100
                                                                 ----------             ----------
     Total assets                                                $1,151,704             $1,357,311
                                                                 ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                         $  124,333             $  111,041
   Accrued legal fees                                                88,540                112,199
   Notes payable - former officer, current portion                   75,000                 75,000
   Other current liability                                               --                125,000
                                                                 ----------             ----------
     Total current liabilities                                      287,873                423,240
                                                                 ----------             ----------

   Long-term note payable - former officer,
      net of current portion                                        150,000                150,000
                                                                 ----------             ----------
     Total liabilities                                              437,873                573,240
                                                                 ----------             ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 100,000,000 shares
   authorized; 19,445,956 shares issued and outstanding
   at June 30, 2002, and 16,731,552 shares issued and
   outstanding at December 31, 2001.                                  1,945                  1,674
   Common stock subscribed                                           92,009                     --
   Notes receivable from officers for stock purchases              (135,000)              (135,000)
   Additional paid-in capital                                    26,026,315             24,328,549
   Accumulated deficit                                          (25,271,438)           (23,411,152)
                                                                 ----------             ----------
     Total stockholders' equity
                                                                    713,831                784,071
                                                                 ----------             ----------
     Total liabilities and stockholders' equity                  $1,151,704             $1,357,311
                                                                 ==========             ==========

The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                Three months ended June 30,              Six months ended June 30,
                                                  2002                2001                2002                2001
                                               (Unaudited)        (Unaudited)          (Unaudited)        (Unaudited)
                                               -----------        -----------          -----------        ----------
REVENUES                                       $        --        $        --          $        --        $        --

OPERATING EXPENSES:
   General and administrative expenses             426,234            941,268            1,019,544          2,503,222
   Research and development expenses               391,253            277,297              844,520            636,756
                                               -----------        -----------          -----------        -----------
     Loss from operations
                                                  (817,487)        (1,218,565)          (1,864,064)        (3,139,978)
                                               -----------        -----------          -----------        -----------

OTHER INCOME:
   Interest income, net                              2,052             12,713                3,779             36,458
   Other income                                         --              5,655                   --              4,170
                                               -----------        -----------          -----------        -----------
     Other income, net
                                                     2,052             18,368                3,779             40,628
                                               -----------        -----------          -----------        -----------

     NET LOSS                                  $  (815,435)       $(1,200,197)         $(1,860,285)       $(3,099,350)
                                               ===========        ===========          ===========        ===========

BASIC AND DILUTED LOSS PER COMMON SHARE        $     (0.04)       $     (0.08)         $     (0.10)            $(0.22)
                                               ===========        ===========          ===========        ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      18,932,573         14,907,221           18,075,920         14,398,759


The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Six months ended June 30,
                                                                                      2002                  2001
CASH FLOWS FROM OPERATING ACTIVITIES:                                              (Unaudited)           (Unaudited)
                                                                                   -----------           -----------
     Net Loss                                                                      $(1,860,285)           $(3,099,350)
     Adjustments to reconcile net loss
     to net cash used by operating activities:
        Depreciation                                                                    64,185                 62,864
        Compensation expense recognized on options granted to non-employees             52,498                     --
        Compensation expense recognized on exercise of options                              --                 46,800
        Lawsuit settlement                                                                  --                137,235
        Gain on sale of fixed assets                                                        --                  2,985
        Compensation expense recognized in form of note payable to former officer           --                300,000
     Changes in operating assets and liabilities:
        Prepaid expenses                                                                15,641               (257,603)
        Accounts payable & accrued expenses                                             13,292                 41,260
        Accrued legal fees                                                             (23,659)               (59,443)
        Notes payable                                                                       --                190,753
        Other receivables                                                                   --                (19,909)
                                                                                   -----------            -----------
          Net cash used in operating activities                                     (1,738,328)            (2,654,408)
                                                                                   -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                          (40,519)               (44,451)
                                                                                   -----------            -----------
         Net cash used in investing activities
                                                                                       (40,519)               (44,451)
                                                                                   -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placements, net of commissions                            1,294,331              1,730,000
     Proceeds from issuance of convertible promissory notes                            200,000                     --
     Common stock subscribed not issued                                                 92,009                     --
     Proceeds from exercise of warrants                                                 25,000                121,000
     Proceeds from exercise of options                                                   1,200                     --
                                                                                   -----------            -----------
         Net cash provided by financing activities                                   1,612,540              1,851,000
                                                                                   -----------            -----------

NET DECREASE IN CASH                                                                  (166,308)              (847,859)
CASH, BEGINNING OF PERIOD                                                              734,319              2,609,084
                                                                                   -----------            -----------

CASH, END OF PERIOD                                                                $   568,019            $ 1,761,225
                                                                                   ===========            ===========

NON-CASH FINANCING ACTIVITY:
In June 2002, the Company issued 266,666 B Units in full satisfaction of two promissory notes to an accredited investor. See Note 3.
In February 2002, the Company issued $125,000 in common stock previously held as an Other current liability. See Note 3.
In February 2001, the Company issued 400,000 shares of stock as settlement of a lawsuit claim. See Note 5.

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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected in the future.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

     The following table presents the calculation of basic and diluted net loss per share:

                                              Three Months Ended June 30,          Six Months Ended June 30,
                                           -----------------------------------------------------------------------
                                                 2002              2001             2002              2001
                                           -----------------------------------------------------------------------
     Net loss                                 $  (815,435)     $ (1,200,197)     $ (1,860,285)     $ (3,099,350)
     Weighted average shares of common
     stock outstanding - basic and
     dilutive                                  18,932,573        14,907,221        18,075,920        14,398,759
                                           -----------------------------------------------------------------------
     Basic and diluted net loss per share     $     (0.04)     $      (0.08)     $      (0.10)     $      (0.22)

     As of June 30, 2002 outstanding options and warrants for the purchase of up to 8,261,308 shares of common stock at prices ranging from $0.25 to $11.63 were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

3.   EQUITY TRANSACTIONS

     From April 1, 2002 through June 30, 2002, we sold to accredited investors, through a private offering, (i) 1,126,008 A Units, at a price of $0.75 per unit (the "A Units"), with each A Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of One Dollar ($1.00), exercisable until December 31, 2002, and (ii) 46,666 B Units, at a price of $0.75 per unit (the "B Units"), with each B Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of One Dollar ($1.00), exercisable until June 30, 2003. In connection with this offering, we paid $31,000 and issued 20,668 A Units in commissions and finder's fees. In addition, 24,998 A Units were issued in commissions related to offerings in the first quarter of 2002. As of June 30, 2002, all A Units were issued. The gross proceeds of the offering were $879,505. As of June 30, 2002, of the 1,172,674 A and B Units sold during the second quarter of 2002, there was a combination of 122,679 A and B Units subscribed but not yet issued. The proceeds will be used for general working capital purposes.

     On or about March 11, 2002 and March 14, 2002 we sold to an accredited investor, through a private offering, two convertible promissory notes without interest in aggregate principal face amount of $200,000, convertible at the option of the holder into B Units at a conversion price of $0.75 per B Unit. On or about June 25, 2002, the investor converted both promissory notes into an aggregate of 266,666 B Units. The proceeds were used for general working capital purposes.

     In January 2001, the British Columbia Securities Commission requested information regarding the distribution of securities to British Columbia residents to ensure that such distributions were made in compliance with the British Columbia Securities Act. In April 2001, we received $125,000, for the exercise of a warrant to purchase 500,000 shares of Common Stock, from a former employee who we believed was a Canadian resident. Due to the pending inquiry we did not issue the shares to the former employee. Since April 2001, the $125,000 had been recorded as a current liability. These shares were issued during the first quarter of 2002 when it was determined that the former employee was not a Canadian resident and the amount was reclassified as capital.

     During the second quarter of 2002, a current employee exercised a warrant to purchase 100,000 shares of common stock for the aggregate amount of $25,000. During the first quarter of 2002, the following equity transactions occurred: a former employee exercised an option to purchase 600 shares of common stock for the aggregate amount of $1,200; a former consultant exercised an option to purchase 15,000 shares of common stock and paid the exercise price in services rendered during the first quarter of 2002; and 3,333 shares were issued in connection with a fourth quarter 2001 private placement.

4.   WARRANTS AND STOCK OPTIONS

     As of June 30, 2002, the Company had outstanding warrants to purchase up to 4,845,931 shares of common stock and options to purchase up to 3,415,377 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                           Warrants           Stock Options              Total
                                                           --------           -------------              -----
     Outstanding at January 1, 2002                       3,594,933               2,731,522          6,326,455
     Granted                                                238,699                   4,000            242,699
     Retired                                                     --                  (9,000)            (9,000)
     Expired                                                     --                      --                 --
     Exercised through cash consideration                        --                    (600)              (600)
     Exercised through non-cash consideration              (500,000)                (15,000)          (515,000)
                                                          ---------               ---------          ---------

     Outstanding at March 31, 2002                        3,333,632               2,710,922          6,044,554

     Granted                                              1,912,299                 788,955          2,701,254
     Retired                                                     --                      --                 --
     Expired                                               (300,000)                (84,500)          (384,500)
     Exercised through cash consideration                  (100,000)                     --           (100,000)
     Exercised through non-cash consideration                    --                      --                 --
                                                          ---------               ---------          ---------
     Outstanding at June 30, 2002                         4,845,931               3,415,377          8,261,308
                                                          =========               =========          =========

5.   LEGAL SETTLEMENT

     The Company entered into a Settlement Agreement effective as of February 23, 2001 with the law firm Hughes Hubbard & Reed LLP ("HHR") pursuant to which the Company issued 400,000 shares of common stock, for which the Company recognized an expense of $137,235. In addition, the settlement satisfied accrued legal expenses of $159,267, which had been recorded in prior periods.

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

     The majority of our operating expenses and costs over the next six months are expected to be for and in connection with existing and additional personnel and equipment. We currently have eleven full-time employees, two part-time employees and two consultants. We view the recruitment of additional qualified technical personnel as essential to the further development and commercialization of our proprietary technologies. If we are sufficiently funded and we are successful in our recruitment efforts, we expect that our personnel and other operating costs will increase over current levels.

     We believe that due to a poor investment climate, securing additional sources of financing which would enable us to complete the development and commercialization of our proprietary technologies will be difficult, and there is no assurance of our ability to secure such financing.

Technology Development

     Over the next six months we intend to continue to improve and add functionality both to the ANTs Concurrency Engine (ACE) and to the ANTs Data Server (ADS), assuming we are sufficiently funded. We are actively engaging prospective partners and customers in technical discussions to determine what features are and will be most in demand for the markets we are targeting. We intend to then mobilize our engineering resources around developing those features. Once we are successful in developing partner or customer relationships, we anticipate that the specific needs of the partner or customer will drive the development of ACE and ADS functionality.

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

General and Administrative

     General and administrative expenses decreased from $941,268 during the three months ended June 30, 2001 to $426,234 for the three months ended June 30, 2002. General and administrative expenses decreased from $2,503,222 during the six months ended June 30, 2001 to $1,019,544 for the six months ended June 30, 2002. Components of general and administrative expense for the six months ended June 30, 2002 include: salaries and benefits (26%), legal (27%), other professional services (26%) and other expenses (21%). We expect that if we are sufficiently funded, general and administrative expenses will increase moderately over the next six months.

Research and Development

     Research and development expenses increased from $277,297 during the three months ended June 30, 2001 to $391,253 for the three months ended June 30, 2002. Research and development expenses increased from $636,756 during the six months ended June 30, 2001 to $844,520 for the six months ended June 30, 2002. These expenses are related to the research, testing and product development of our proprietary software. Salaries and benefits accounted for 72% and other expenses accounted for 28% of the total for the six months ended June 30, 2002. We expect that if we are sufficiently funded, our research and development expenses will increase moderately as additional staff is recruited.

Personnel

     On July 31, 2002 two employees (one full-time, one part-time) left the company for personal reasons, and three employees and one contractor were laid off. Additionally, remaining employees took pay cuts ranging from 50-80%. We currently have eleven full-time employees, two part-time employees and two full-time consultants.

Capital and Liquidity Resources

     We anticipate that if we are sufficiently funded, we will increase expenditures over the coming months as we continue to develop our technology and begin supporting customers. We expect to begin realizing revenues during calendar year 2002. Our cash balance as of June 30, 2002 was $568,019, which, when added to investments received since then, we believe will be adequate to fund our activities through September 2002 at our current rate of spending. There can be no assurance that our continued product development and infrastructure development will not require a much higher rate of spending. There can also be no assurance that we will be able to obtain additional capital on acceptable terms.

     To carry out our plan of operation, we anticipate that over the next six months we will require approximately $1-2 million. We will pursue a number of avenues to raise these operating funds: 1) in the past we have been successful raising funds through a series of private placements of our stock, we anticipate that we will continue to raise funds through private placements, 2) as we develop close relationships with large partners, we will pursue strategic investments from those partners, and 3) this year we expect to begin generating revenue, which will be a source of operating funds if we are successful. We are pursuing all three avenues, however, we believe, that due to a poor investment climate, securing additional investment will be difficult.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We were defendants in a case entitled Hubert P. Lauffs v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against us for breach of fiduciary duty. The plaintiff purported to base his cause of action on allegations that we and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff. In March 2000, we won this case on summary judgment. In April 2000, the plaintiff filed an appeal of the summary judgment ruling. On November 21, 2001, the Fourth District Court of Appeal ruled in our favor by affirming the Superior Court's March 2000 summary judgment. Lauffs' time to petition for hearing in the California Supreme Court has expired, and no further review is now possible. In September 1999, we had filed an action for malicious prosecution against the lawyer and the plaintiff in this case. Since May 4, 2000, the malicious prosecution action had been stayed pending resolution of the appeal. On January 3, 2002, the stay was lifted. We are pursuing recovery of our legal fees incurred in connection with the proceedings.

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

     We have received correspondence from an attorney in South Carolina claiming that, in 1996, one of their clients purchased shares of our common stock for $25,000, that they never received a stock certificate and that, had they received a stock certificate, they would have sold such stock at the highest market price at which our stock was listed over the last few years. We have requested documentation from this attorney and to date have not received sufficient documentation that such stock was ever purchased. Without such documentation, in the event that any proceeding is commenced, we intend to vigorously defend.

     The information is hereby incorporated by reference from the Form 10-QSB filed on May 14, 2002. There have been no other material developments in the period covered by this report.

ITEM 2. CHANGES IN SECURITIES

     From April 1, 2002 through June 30, 2002, we sold to accredited investors, through a private offering, (i) 1,126,008 A Units, at a price of $0.75 per unit (the "A Units"), with each A Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of One Dollar ($1.00), exercisable until December 31, 2002, and (ii) 46,666 B Units, at a price of $0.75 per unit (the "B Units"), with each B Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of One Dollar ($1.00), exercisable until June 30, 2003. In connection with this offering, we paid $31,000 and issued 20,668 A Units in commissions and finder's fees. In addition, 24,998 A Units were issued in commissions related to offerings in the first quarter of 2002. As of June 30, 2002, all A Units were issued. The gross proceeds of the offering were $879,505. As of June 30, 2002, of the 1,172,674 A and B Units sold during the second quarter of 2002, there was a combination of 122,679 A and B Units subscribed but not yet issued. The proceeds will be used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     On or about March 11, 2002, and March 14, 2002, we sold to an accredited investor, through a private offering, two convertible promissory notes without interest in aggregate principal face amount of $200,000, convertible at the option of the holder into B Units at a conversion price of $0.75 per B Unit. On or about June 25, 2002 the investor converted both promissory notes into an aggregate of 266,666 B Units. The proceeds were used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and
Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     No changes during the period covered by this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual Shareholder Meeting of the Company was held on May 14, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. On the proposal to elect one Class 2 Director of the Company, 11,104,993 shares of the Company's voting securities voted on the matter, of which 11,014,742 shares were voted for Mr. Homer G. Dunn. The Class 1 and Class 3 directors and the Class 1 and Class 3 director positions were not up for re-election at the Shareholder Meeting. Papken S. Der Torossian and Thomas Holt are Class 1 directors and their term will expire at the annual meeting following the close of the 2003 fiscal year. Francis K. Ruotolo and John R. Gaulding are Class 3 directors and their term will expire at the annual meeting following the close of the 2002 fiscal year. On the proposal to ratify the selection of Burr, Pilger & Mayer, LLP, as independent public accountants for the Company for the fiscal year ending December 31, 2002, 14,612 shares of the Company's voting securities were abstaining, 11,021,927 shares voted for the proposal and 68,454 shares voted against the proposal.

ITEM 5.  OTHER MATTERS

     No changes during the period covered by this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the Company as listed in Exhibit 3.1 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
         3.2  Amended and Restated Bylaws of the Company, as listed in Exhibit
              3.2 to the Company's 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
         10.1 2000 Stock Option Plan of the Company, as listed in Exhibit 10.1 to the Company's 10-KSB filed on March 28, 2002, is hereby incorporated by reference.
         10.2 Agreement and Plan of Merger dated December 8, 2000 between ANTs software inc. and ANTs software.com, as listed in Exhibit 10.2 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
         10.3 Settlement Agreement and Full Release of All Claims dated January 11, 2001, between the Company and Frederick D. Pettit, as listed in Exhibit 10.3 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
         10.4 Separation Agreement dated January 8, 2001, between the Company and Francis K. Ruotolo, as listed in Exhibit 10.4 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
         10.5 Form of Indemnification Agreement signed with officers and directors of the Company, as listed in Exhibit 10.5 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
         10.6 Registration Agreement between the Company and Karen Buechler and Eric Scott Buechler dated September 15, 2000, as listed in Exhibit
              10.6 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
         10.7 Registration Agreement between the Company and Arcade Investment Limited dated September 7, 2000, as listed in Exhibit 10.7 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
         10.8 Amended Agreement between the Company and Arcade Investment dated October 6, 2000, as listed in Exhibit 10.8 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
         10.9 Form of Registration Agreement between the Company and each of Discount Bank and Trust Company, Lemanik Sicav Convertible Bond, and Pershing Keen Nominees, as listed in Exhibit 10.9 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
         99.1 Certification of ANTs software inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002

     (b) Reports on Form 8-K

              On June 25, 2002, we filed on Form 8-K a letter addressed to our shareholders bringing them up to date on our progress which is hereby incorporated by reference.
              On August 5, 2002, we filed on Form 8-K a letter addressed to our shareholders bringing them up to date on our progress which is hereby incorporated by reference.

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

     A failure to obtain additional financing could prevent us from executing our business plan. We anticipate that current cash resources will be sufficient to fund our operations through September 2002 at our current rate of spending. We believe that, due to a poor investment climate, securing additional sources of financing to enable us to complete the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional funding could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of the technology. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs.

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

     We depend on our key personnel and may have difficulty attracting and retaining the skilled staff we need to execute our growth plans. Our success will be dependent largely upon the personal efforts of our Chairman and Chief Executive Officer, Francis K. Ruotolo, as well as other senior managers. The loss of key staff could have a material adverse effect on our business and prospects. To execute our plans, we will need to hire additional staff and retain current employees. If we are sufficiently funded, we plan to increase our technical personnel. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in attracting or retaining such qualified personnel. Specifically, we may experience increased costs in order to attract and retain skilled employees. If we are unable to hire, train and manage new skilled and experienced employees as needed, we would be unable to support our planned growth and future operations.

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

     We may need to manage growth well. We may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management. To manage this possible growth effectively, we will need to continue to improve our operational, financial and management information systems and to hire, train, motivate and manage a growing number of staff. We expect to experience difficulty in filling our needs for qualified engineers and other personnel. There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on our financial condition and results of operations.

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

     Future profitability is not guaranteed. We have not recognized any operating revenues to date. Assuming we are able to secure sufficient financing, we expect to begin recognizing revenues from the sale of products and services in calendar 2002. There is no assurance that our plans will be realized, that we will be able to generate revenues in 2002 or that we will achieve profitability in the future.

     Limited market for our common stock. Our common stock is not listed on any exchange and trades in the over-the-counter (the "OTC") market. As such, the market for our common stock is limited and is not regulated by the authorities of any exchange. Further, the price of our common stock and its volume in the OTC market may be subject to wide fluctuations.

     We focus on the research and development of our proprietary technologies. Our present focus is on the research and development of our proprietary technologies. We believe that, given sufficient funding, these technologies will be the basis for the development of highly marketable commercial products. However, there can be no assurance of this and it is possible that our proprietary technologies have no commercial benefit or potential. In addition, from our inception to the present, we have had no commercial products and have not recognized any operating revenues.

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

                                       ANTs software inc.

Date: August 13, 2002                  By: /s/ Francis K. Ruotolo
                                           ------------------------------
                                           Francis K. Ruotolo, Chairman,
                                           Chief Executive Officer and President

Date: August 13, 2002                  By: /s/  Kenneth Ruotolo
                                           ------------------------------
                                           Kenneth Ruotolo
                                           Chief Financial Officer and Secretary