Form 10QSB/A
period 2002-03-31
ANTS SOFTWARE INC
filed 2002-11-14
CIK 796655

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

              For the transition period from ________ to _________

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

     Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

                                EXPLANATORY NOTE

     We are filing this Form 10-QSB/A to amend and restate the information disclosed in Items 1 and 2 of Part I of the Form 10-QSB filed on May 14, 2002. The principal change was to revise the statement of operations to reflect non-cash stock compensation expense resulting from an extension of the exercise period for warrants and options granted to a former officer and our current Chief Scientist.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                          PART I. Financial Information

Item 1.  Financial Statements  ........................................      3-7
Item 2.  Management's Plan of Operation  ..............................      7-9

                           PART II. Other Information

Item 1.  Legal Proceedings  ...........................................     9-10
Item 2. Changes in Securities .........................................       10
Item 3. Defaults Upon Senior Securities................................       10
Item 4. Submission of Matters to a Vote of Security Holders............       10
Item 5. Other Matters..................................................       10
Item 6. Exhibits and Reports on Form 8-K...............................    10-11
Risk Factors...........................................................    11-13
Signatures.............................................................       14
Certifications.........................................................       14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANTs software inc.
                            CONDENSED BALANCE SHEETS

                                                          March 31, 2002  December 31, 2001
                                                            (Unaudited)       (Audited)
                                                           ------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $    579,616     $    734,319
   Prepaid insurance                                             19,083          139,208
   Prepaid expenses                                              22,931           22,931
                                                           ------------     ------------
     Total current assets                                       621,630          896,458
                                                           ------------     ------------

PROPERTY AND EQUIPMENT:
   Computers and software                                       636,359          619,708
   Office furniture and fixtures                                 29,386           27,960
   Less accumulated depreciation                               (222,930)        (191,915)
                                                           ------------     ------------
     Property and equipment, net                                442,815          455,753
                                                           ------------     ------------
OTHER ASSETS                                                      5,100            5,100
                                                           ------------     ------------
     Total assets                                          $  1,069,545     $  1,357,311
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                   $    114,175     $    111,041
   Accrued legal fees                                            74,614          112,199
   Notes payable - former officer, current portion               75,000           75,000
   Convertible promissory note                                  200,000             --
   Other current liability                                         --            125,000
                                                           ------------     ------------
     Total current liabilities
                                                                463,789          423,240
                                                           ------------     ------------
   Long-term note payable - former officer,
      net of current portion                                    150,000          150,000
                                                           ------------     ------------
     Total liabilities                                          613,789          573,240
                                                           ------------     ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 100,000,000
   authorized; 17,525,651 shares issued and outstanding           1,753            1,674
   Common stock subscribed                                      343,488             --
   Notes receivable from officers for stock purchases          (135,000)        (135,000)
   Additional paid-in capital                                25,227,154       24,328,549
   Accumulated deficit                                      (24,981,639)     (23,411,152)
                                                           ------------     ------------
     Total stockholders' equity                                 455,756          784,071
                                                           ------------     ------------
     Total liabilities and stockholders' equity            $  1,069,545     $  1,357,311
                                                           ============     ============

The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF OPERATIONS

                                               Three months ended March 31,
                                                  2002             2001
                                               (Unaudited)      (Unaudited)
                                              ------------     ------------
REVENUES
                                              $       --       $       --
OPERATING EXPENSES:
   General and administrative expenses             593,311        1,561,954
   Research and development expenses               978,903          359,459
                                              ------------     ------------
     Loss from operations                       (1,572,214)      (1,921,413)
                                              ------------     ------------
OTHER INCOME:
   Interest income, net                              1,727           23,745
   Other expenses                                     --             (1,485)
                                              ------------     ------------
     Other income, net                               1,727           22,260
                                              ------------     ------------
     NET LOSS                                 $ (1,570,487)    $ (1,899,153)
                                              ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE       $      (0.09)    $      (0.14)
                                              ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      17,219,268       13,890,296
                                              ============     ============

The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                              Three months ended March 31,
                                                                                  2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:                                         (Unaudited)     (Unaudited)
                                                                             -----------------------------
     Net Loss                                                                 $(1,570,487)    $(1,899,153)
     Adjustments to reconcile net loss
     To net cash used by operating activities:
        Depreciation                                                               31,015          29,733
        Common stock issued in settlement of litigation                              --           137,195
        Gain on sale of fixed assets                                                 --             2,985
        Compensation expense recognized in form of note payable to officer           --           300,000
        Compensation expense on option and warrant extensions                     525,635            --
        Compensation expense on options granted to non-employees                   52,498            --
     Changes in operating assets and liabilities:
        Prepaid expenses and interest receivable                                  120,125          50,491
        Accounts payable and accrued expenses                                       3,134         (59,834)
        Accrued legal fees                                                        (37,585)        (70,403)
                                                                              -----------     -----------
          Net cash used in operating activities                                  (875,665)     (1,508,986)
                                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment, net                                  (18,077)         (4,774)
                                                                              -----------     -----------
         Net cash used in investing activities
                                                                                  (18,077)         (4,774)
                                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of convertible promissory note                        200,000            --
     Proceeds from private placement, net of commissions                          537,839         227,000
     Proceeds from exercise of options                                              1,200            --
     Proceeds from exercise of warrants                                              --           100,000
                                                                              -----------     -----------
         Net cash provided by financing activities
                                                                                  739,039         327,000
                                                                              -----------     -----------

NET DECREASE IN CASH                                                             (154,703)     (1,186,760)
CASH, BEGINNING OF PERIOD                                                         734,319       2,609,084
                                                                              -----------     -----------

CASH, END OF PERIOD                                                           $   579,616     $ 1,422,324
                                                                              ===========     ===========

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

     The following table presents the calculation of basic and diluted net loss per share:

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------
        Net loss                                     (1,570,487)     (1,899,153)
        Weighted  average shares of common stock
        outstanding - basic and dilutive             17,219,268      13,890,296
                                                    ---------------------------
        Basic and diluted net loss per share              (0.09)          (0.14)

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

     During the first quarter of 2002, a former employee exercised an option to purchase 600 shares of common stock in the amount of $1,200. Additionally, a former consultant to the Company exercised an option to purchase 15,000 shares of common stock. The exercise price was paid by services previously rendered. An additional 3,333 shares were issued during the quarter in connection with the fourth quarter 2001 private placement.

     We agreed to extend the period during which a former officer could exercise two options to purchase a total of 220,000 shares of our common stock and we agreed to extend the period during which our current Chief Scientist could exercise a warrant to purchase 400,000 shares of common stock. A non-cash R&D expense totaling $525,635 was recognized.

4.   WARRANTS AND STOCK OPTIONS

     As of March 31, 2002, the Company had outstanding warrants to purchase up to 3,333,632 shares of common stock and options to purchase up to 2,710,922 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                      Warrants  Stock Options          Total
                                                     ---------  -------------      ---------
Outstanding at January 1, 2002                       3,594,933      2,731,522      6,326,455
Granted                                                238,699          4,000        242,699
Retired                                                   --           (9,000)        (9,000)
Expired                                                   --             --             --
Exercised through cash consideration                      --             (600)          (600)
Exercised through non-cash consideration              (500,000)       (15,000)      (515,000)
                                                     ---------      ---------      ---------

Outstanding at March 31, 2002                        3,333,632      2,710,922      6,044,554
                                                     =======================================

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

Research and Development

     Research and development expenses increased from $359,459 during the three months ended March 31, 2001 to $978,903 for the three months ended March 31, 2002. These expenses are related to the research, testing and product development of our proprietary software. Of the $978,903 expensed through March 31, 2002, $525,635 was a non-cash expense related to the extension of certain options and warrants granted to a former officer and our current Chief Scientist. Salaries and benefits accounted for 91% and other expenses accounted for 9% of the total for the three months ended March 31, 2002. We expect that our research and development expenses will continue to increase moderately as additional staff is recruited.

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

          99.1 Certification of ANTs software inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB/A (Amendment No. 1) for the quarter ended March 31, 2002

          (b)  Reports on Form 8-K

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

                                        ANTs software inc.


Date: November 14, 2002                 By: /s/ Francis K. Ruotolo
                                           -------------------------------------
                                           Francis K. Ruotolo, Chairman,
                                           Chief Executive Officer and President


Date: November 14, 2002                 By: /s/ Kenneth Ruotolo
                                           -------------------------------------
                                           Kenneth Ruotolo
                                           Chief Financial Officer and Secretary

                                 CERTIFICATIONS

I, Francis K. Ruotolo, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB/A of ANTs software inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: November 14, 2002                 /s/ Francis K. Ruotolo
                                        ----------------------------------------
                                        Francis K. Ruotolo, Chairman,
                                        Chief Executive Officer and President

I, Kenneth Ruotolo, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB/A of ANTs software inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: November 14, 2002                 /s/  Kenneth Ruotolo
                                        ----------------------------------------
                                        Kenneth Ruotolo
                                        Chief Financial Officer and Secretary