Form 10QSB/A
period 2002-06-30
ANTS SOFTWARE INC
filed 2002-11-14
CIK 796655

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

                                EXPLANATORY NOTE

      We are filing this Form 10-QSB/A to amend and restate the information disclosed in Items 1 and 2 of Part I of the Form 10-QSB filed on August 13, 2002. The principal change was to revise the statement of operations to reflect non-cash stock compensation expense resulting from an extension of the exercise period for warrants and options granted to a former officer and our current Chief Scientist and to recognize non-cash stock compensation expense for options granted to non-employees.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                          PART I. Financial Information

Item 1. Financial Statements ............................................    3-8
Item 2. Management's Plan of Operation ..................................   8-10

                           PART II. Other Information

Item 1. Legal Proceedings ...............................................     10
Item 2. Changes in Securities ...........................................  10-11
Item 3. Defaults Upon Senior Securities .................................     11
Item 4. Submission of Matters to a Vote of Security Holders .............     11
Item 5. Other Matters ...................................................     11
Item 6. Exhibits and Reports on Form 8-K ................................  11-12
Risk Factors ............................................................  12-14
Signatures ..............................................................     15
Certifications ..........................................................     15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ANTs software inc.
                            CONDENSED BALANCE SHEETS

                                                                  June 30, 2002      December 31, 2001
                                                                   (Unaudited)           (Audited)
                                                                  -------------      -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $    568,019         $    734,319
   Prepaid insurance                                                   141,403              139,208
   Prepaid expenses                                                      5,095               22,931
                                                                  ------------         ------------
     Total current assets                                              714,517              896,458
                                                                  ------------         ------------

PROPERTY AND EQUIPMENT:
   Computers and software                                              649,800              619,708
   Office furniture and fixtures                                        29,386               27,960
   Leasehold Improvements                                                9,000                   --
   Less accumulated depreciation                                      (256,099)            (191,915)
                                                                  ------------         ------------
     Property and equipment, net
                                                                       432,087              455,753
                                                                  ------------         ------------

OTHER ASSETS                                                             5,100                5,100
                                                                  ------------         ------------
     Total assets                                                 $  1,151,704         $  1,357,311
                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

   Accounts payable and accrued expenses                               124,333              111,041
   Accrued legal fees                                                   88,540              112,199
   Notes payable - former officer, current portion                      75,000               75,000
   Other current liability                                                  --              125,000
                                                                  ------------         ------------
     Total current liabilities                                         287,873              423,240
                                                                  ------------         ------------

   Long-term note payable - former officer,
      net of current portion                                           150,000              150,000
                                                                  ------------         ------------

     Total liabilities                                                 437,873              573,240
                                                                  ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 100,000,000 shares
   authorized; 19,445,956 shares issued and outstanding at
   June 30, 2002, and 16,731,552 shares issued and
   outstanding at December 31, 2001                                      1,945                1,674
   Common stock subscribed                                              92,009                   --
   Notes receivable from officers for stock purchases                 (135,000)            (135,000)
   Additional paid-in capital                                       26,993,064           24,328,549
   Accumulated deficit                                             (26,238,187)         (23,411,152)
                                                                  ------------         ------------
     Total stockholders' equity                                        713,831              784,071
                                                                  ------------         ------------
     Total liabilities and stockholders' equity                   $  1,151,704         $  1,357,311
                                                                  ============         ============

The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                     Three months ended June 30,              Six months ended June 30,
                                                      2002                2001                2002                 2001
                                                  (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                                  -----------         -----------         -----------         -----------
REVENUES                                          $        --         $        --         $        --         $        --

OPERATING EXPENSES:
   General and administrative expenses                856,595             941,268           1,449,906           2,503,222
   Research and development expenses                  402,005             277,297           1,380,908             636,756
                                                  -----------         -----------         -----------         -----------
     Loss from operations                          (1,258,600)         (1,218,565)         (2,830,814)         (3,139,978)
                                                  -----------         -----------         -----------         -----------

OTHER INCOME:
   Interest income, net                                 2,052              12,713               3,779              36,458
   Other income                                            --               5,655                  --               4,170
                                                  -----------         -----------         -----------         -----------
     Other income, net                                  2,052              18,368               3,779              40,628
                                                  -----------         -----------         -----------         -----------

     NET LOSS                                     $(1,256,548)        $(1,200,197)        $(2,827,035)        $(3,099,350)
                                                  ===========         ===========         ===========         ===========

BASIC AND DILUTED LOSS PER COMMON SHARE           $     (0.07)        $     (0.08)        $     (0.16)        $     (0.22)
                                                  ===========         ===========         ===========         ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         18,932,573          14,907,221          18,075,920          14,398,759

The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             Six months ended June 30,
                                                                                             2002                2001
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    (Unaudited)         (Unaudited)
                                                                                         -----------         -----------
     Net Loss                                                                            $(2,827,035)        $(3,099,350)
     Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation                                                                          64,185              62,864
        Compensation expense on option and warrant extensions                                525,635                  --
        Compensation expense recognized on options granted to non-employees                  493,611                  --
        Compensation expense recognized on exercise of options                                    --              46,800
        Lawsuit settlement                                                                        --             137,235
        Gain on sale of fixed assets                                                              --               2,985
        Compensation expense recognized in form of note payable to former officer                 --             300,000
     Changes in operating assets and liabilities:
        Prepaid expenses                                                                      15,641            (257,603)
        Accounts payable & accrued expenses                                                   13,292              41,260
        Accrued legal fees                                                                   (23,659)            (59,443)
        Notes payable                                                                             --             190,753
        Other receivables                                                                         --             (19,909)
                                                                                         -----------         -----------
          Net cash used in operating activities                                           (1,738,330)         (2,654,408)
                                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                                (40,519)            (44,451)
                                                                                         -----------         -----------
         Net cash used in investing activities                                               (40,519)            (44,451)
                                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placements, net of commissions                                  1,294,340           1,730,000
     Proceeds from issuance of convertible promissory notes                                  200,000                  --
     Common stock subscribed not issued                                                       92,009                  --
     Proceeds from exercise of warrants                                                       25,000             121,000
     Proceeds from exercise of options                                                         1,200                  --
                                                                                         -----------         -----------
         Net cash provided by financing activities                                         1,612,549           1,851,000
                                                                                         -----------         -----------

NET DECREASE IN CASH                                                                        (166,300)           (847,859)
CASH, BEGINNING OF PERIOD                                                                    734,319           2,609,084
                                                                                         -----------         -----------

CASH, END OF PERIOD                                                                      $   568,019         $ 1,761,225
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

      The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected in the future.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

      The following table presents the calculation of basic and diluted net loss per share:

                                                     Three Months Ended June 30,              Six Months Ended June 30,
                                                  -----------------------------------------------------------------------
                                                      2002                2001                2002                2001
                                                  -----------------------------------------------------------------------
      Net loss                                    $(1,256,548)        $(1,200,197)        $(2,827,035)        $(3,099,350)
      Weighted average shares of common
      stock outstanding - basic and
      dilutive                                     18,932,573          14,907,221          18,075,920          14,398,759
                                                  -----------------------------------------------------------------------
      Basic and diluted net loss per share        $     (0.07)        $     (0.08)        $     (0.16)        $     (0.22)

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

      We agreed to extend the period during which a former officer could exercise two options to purchase a total of 220,000 shares of our common stock and we agreed to extend the period during which our current Chief Scientist could exercise a warrant to purchase 400,000 shares of common stock. A non-cash R&D expense totaling $525,635 was recognized during the first quarter of 2002.

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

      During the second quarter of 2002, stock options were granted to non-employees in exchange for services previously rendered and a non-cash compensation expense of $493,611 was recognized.

4.    WARRANTS AND STOCK OPTIONS

      As of June 30, 2002, the Company had outstanding warrants to purchase up to 4,845,931 shares of common stock and options to purchase up to 3,415,377 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                        Warrants      Stock Options              Total
                                                        --------      -------------              -----
      Outstanding at January 1, 2002                   3,594,933          2,731,522          6,326,455
      Granted                                            238,699              4,000            242,699
      Retired                                                 --             (9,000)            (9,000)
      Expired                                                 --                 --                 --
      Exercised through cash consideration                    --               (600)              (600)
      Exercised through non-cash consideration          (500,000)           (15,000)          (515,000)
                                                    ---------------------------------------------------

      Outstanding at March 31, 2002                    3,333,632          2,710,922          6,044,554

      Granted                                          1,912,299            788,955          2,701,254
      Retired                                                 --                 --                 --
      Expired                                           (300,000)           (84,500)          (384,500)
      Exercised through cash consideration              (100,000)                --           (100,000)
      Exercised through non-cash consideration                --                 --                 --
                                                    ---------------------------------------------------
      Outstanding at June 30, 2002                     4,845,931          3,415,377          8,261,308
                                                    ===================================================

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

General and Administrative

      General and administrative expenses decreased from $941,268 during the three months ended June 30, 2001 to $856,595 for the three months ended June 30, 2002. Of the $856,595 expensed during the three months ended June 30, 2002, $430,361 was a non-cash expense related to option grants to non-employees. General and administrative expenses decreased from $2,503,222 during the six months ended June 30, 2001 to $1,449,906 for the six months ended June 30, 2002. Components of general and administrative expense for the six months ended June 30, 2002 include: salaries and benefits (20%), legal (12%), other professional services (51%) and other expenses (17%). We expect that if we are sufficiently funded, general and administrative expenses will increase moderately over the next six months.

Research and Development

      Research and development expenses increased from $277,297 during the three months ended June 30, 2001 to $402,005 for the three months ended June 30, 2002. Research and development expenses increased from $636,756 during the six months ended June 30, 2001 to $1,380,908 for the six months ended June 30, 2002. These expenses are related to the research, testing and product development of our proprietary software. Of the $1,380,908 expensed through June 30, 2002, $525,635 was a non-cash expense related to the extension of certain options and warrants granted to a former officer and our current Chief Scientist. Salaries and benefits accounted for 86% and other expenses accounted for 14% of the total for the six months ended June 30, 2002. We expect that if we are sufficiently funded, our research and development expenses will increase moderately as additional staff is recruited.

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

            10.8 Amended Agreement between the Company and Arcade Investment dated October 6, 2000, as listed in Exhibit 10.8 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.9 Form of Registration Agreement between the Company and each of Discount Bank and Trust Company, Lemanik Sicav Convertible Bond, and Pershing Keen Nominees, as listed in Exhibit 10.9 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            99.1 Certification of ANTs software inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB/A (Amendment No. 1) for the quarter ended June 30, 2002

      (b)   Reports on Form 8-K

                  On June 25, 2002, we filed on Form 8-K a letter addressed to our shareholders bringing them up to date on our progress, which is hereby incorporated by reference.

                  On August 5, 2002, we filed on Form 8-K a letter addressed to our shareholders bringing them up to date on our progress, which is hereby incorporated by reference.

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


                                       ANTs software inc.


Date:    November 14, 2002         By:    /s/ Francis K. Ruotolo
                                       -----------------------------
                                       Francis K. Ruotolo, Chairman,
                                       Chief Executive Officer and President


Date:    November 14, 2002         By:    /s/  Kenneth Ruotolo
                                       -----------------------------
                                       Kenneth Ruotolo
                                       Chief Financial Officer and Secretary


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