Form 10QSB
period 2002-09-30
ANTS SOFTWARE INC
filed 2002-11-14
CIK 796655

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

               For the quarterly period ended: September 30, 2002

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

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

           20,670,418 shares of common stock as of September 30, 2002

     Transitional Small Business Disclosure Format: Yes |_|  No |X|

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                          PART I. Financial Information

Item 1.  Financial Statements  ...........................................   3-8
Item 2.  Management's Plan of Operation  .................................  8-10
Item 3.  Controls and Procedures  ........................................    10

                           PART II. Other Information

Item 1. Legal Proceedings  ...............................................    10
Item 2. Changes in Securities ............................................    11
Item 3. Defaults Upon Senior Securities...................................    11
Item 4. Submission of Matters to a Vote of Security Holders...............    11
Item 5. Other Matters.....................................................    11
Item 6. Exhibits and Reports on Form 8-K.................................. 11-12
Risk Factors.............................................................. 12-14
Signatures................................................................    15
Certifications............................................................ 15-17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ANTs software inc.
                            CONDENSED BALANCE SHEETS

                                                      September 30, 2002   December 31, 2001
                                                          (Unaudited)          (Audited)
                                                      ------------------   -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ........................     $    415,481        $    734,319
   Prepaid insurance ................................           99,693             139,208
   Prepaid expenses .................................            5,095              22,931
                                                          ------------        ------------
     Total current assets ...........................          520,269             896,458
                                                          ------------        ------------

PROPERTY AND EQUIPMENT:
   Computers and software ...........................          656,826             619,708
   Office furniture and fixtures ....................           29,386              27,960
   Leasehold Improvements ...........................            9,000                  --
   Less accumulated depreciation ....................         (290,247)           (191,915)
                                                          ------------        ------------
     Property and equipment, net                               404,965             455,753
                                                          ------------        ------------
OTHER ASSETS ........................................            5,100               5,100
                                                          ------------        ------------
     Total assets ...................................     $    930,334        $  1,357,311
                                                          ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses ............     $     67,710        $    111,041
   Accrued legal fees ...............................          175,046             112,199
   Notes payable - former officer, current portion ..           75,000              75,000
   Other current liability ..........................               --             125,000
                                                          ------------        ------------
     Total current liabilities ......................          317,756             423,240
                                                          ------------        ------------
   Long-term note payable - former officer,
      net of current portion ........................           75,000             150,000
                                                          ------------        ------------
     Total liabilities ..............................          392,756             573,240
                                                          ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock, $.0001 par value; 100,000,000
   shares authorized; 20,670,418 shares issued
   and outstanding at September 30, 2002, and
   16,731,552 shares issued and outstanding at
   December 31, 2001  ...............................            2,067               1,674

   Notes receivable from officers for stock purchases          (90,000)           (135,000)

   Additional paid-in capital .......................       27,645,758          24,328,549

   Accumulated deficit ..............................      (27,020,247)        (23,411,152)
                                                          ------------        ------------
     Total stockholders' equity                                537,578             784,071
                                                          ------------        ------------
     Total liabilities and stockholders' equity .....     $    930,334        $  1,357,311
                                                          ============        ============

The accompanying notes are an integral part of these financial statements.

                ANTs software inc.
        CONDENSED STATEMENTS OF OPERATIONS

                                               Three months ended                Nine months ended
                                                 September 30,                     September 30,
                                              2002             2001             2002            2001
                                           (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                           --------------------------------------------------------------
REVENUES                                   $        --     $         --     $         --     $         --
                                           -----------     ------------     ------------     ------------

OPERATING EXPENSES:
   General and administrative expenses         459,242          766,782        1,909,148        3,593,807
   Research and development expenses           335,480          456,379        1,716,388          769,332
                                           -----------     ------------     ------------     ------------
     Loss from operations                     (794,722)      (1,223,161)      (3,625,536)      (4,363,139)
                                           -----------     ------------     ------------     ------------

OTHER INCOME:
   Interest income, net                         19,437           23,521           23,216           59,979
   Other income                                     --            2,715               --            6,885
   Gain (Loss) on sale of fixed assets          (6,775)              --           (6,775)              --
                                           -----------     ------------     ------------     ------------
     Other income, net                          12,662           26,236           16,441           66,864
                                           -----------     ------------     ------------     ------------

     NET LOSS                              $  (782,060)    $ (1,196,925)    $ (3,609,095)    $ (4,296,275)
                                           ===========     ============     ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE    $     (0.04)    $      (0.08)    $      (0.19)    $      (0.29)
                                           ===========     ============     ============     ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                          19,899,174       15,528,221       18,683,672       14,775,246

The accompanying notes are an integral part of these financial statements.

                ANTs software inc.
        CONDENSED STATEMENTS OF CASH FLOWS

                                                                             Nine Months ended September 30,
                                                                                  2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:                                          (Unaudited)     (Unaudited)
                                                                               -----------     -----------
     Net Loss                                                                  $(3,609,095)    $(4,296,275)
     Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation                                                                98,333          96,790
        Compensation expense recognized on option and warrant extensions           525,635              --
        Compensation expense recognized on options granted to non-employees        543,269              --
        Compensation expense recognized on exercise of options                          --          46,800
        Gain (Loss) on sale of fixed assets                                          6,775           2,985
        Write-off of notes and interest receivable from officers for stock
           purchases                                                                45,000          49,860
        Common stock issued in settlement of litigation                                 --         137,235
        Compensation expense recognized in form of note
           payable to former officer                                                    --         300,000
     Changes in operating assets and liabilities:
        Prepaid expenses                                                            57,358        (142,341)
        Accounts payable and accrued expenses                                      (62,706)          3,858
        Notes payable                                                                   --          80,387
        Accrued legal fees                                                          62,847         (13,597)
        Security deposits                                                               --          (1,400)
                                                                               -----------     -----------
           Net cash used in operating activities                                (2,332,584)     (3,735,698)
                                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                      (55,670)        (54,385)

     Proceeds from sale of fixed assets                                              1,350              --
                                                                               -----------     -----------
         Net cash used in investment activities                                    (54,320)        (54,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placements net of commissions                         1,848,866       1,969,200
     Proceeds from convertible promissory note                                     200,000              --

     Cash paid for note payable to former officer                                   (7,000)             --
     Proceeds from exercise of warrants                                             25,000         121,000
     Proceeds from exercise of options                                               1,200           8,250
                                                                               -----------     -----------
         Net cash provided by financing activities                               2,068,066       2,098,450
                                                                               -----------     -----------

NET DECREASE IN CASH                                                              (318,838)     (1,691,633)
CASH, BEGINNING OF PERIOD                                                          734,319       2,609,084
                                                                               -----------     -----------

CASH, END OF PERIOD                                                            $   415,481     $   917,451
                                                                               ===========     ===========

NON-CASH FINANCING ACTIVITY:

In September 2002, the Company issued 136,000 C Units in lieu of a $68,000 cash payment due on a note payable to a former officer. See Note 3.
In June 2002, the Company issued 266,666 B Units in full satisfaction of two promissory notes to an accredited investor. See Note 3.
In February 2002, the Company issued $125,000 in common stock previously held as an Other current liability. See Note 3.
In February 2001, the Company issued 400,000 shares of stock as settlement of a lawsuit claim. See Note 5.

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

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected in the future.

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

The following table presents the calculation of basic and diluted net loss per share:

                                        Three Months Ended                 Nine Months Ended
                                             September 30,                   September 30,
                                    ---------------------------------------------------------------
                                         2002             2001             2002             2001
                                    ---------------------------------------------------------------
Net loss                            $   (782,060)    $ (1,196,925)    $ (3,609,095)    $ (4,296,275)
Weighted average shares of
common stock outstanding -            19,899,174       15,528,221       18,683,672       14,775,246
basic and dilutive
                                    ---------------------------------------------------------------
Basic and  diluted  net loss per
share                               $      (0.04)    $      (0.08)    $      (0.19)    $      (0.29)

As of September 30, 2002 outstanding options and warrants for the purchase of up to 9,631,787 shares of common stock at prices ranging from $0.25 to $11.63 were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

3. EQUITY TRANSACTIONS

From January 1, 2002 through March 31, 2002, we sold to accredited investors, through a private offering, 726,644 Units, at a price of $0.75 per Unit (the "A Units"), with each A Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of One Dollar ($1.00), exercisable until December 31, 2002. In connection with this offering, we paid $7,150 and agreed to issue 31,498 A Units in commissions and finder's fees. The gross proceeds of the offering were $544,989.

From April 1, 2002 through June 30, 2002, we sold to accredited investors, through a private offering, 1,126,008 A Units at a price of $0.75 per A Unit, and 46,666 B Units, at a price of $0.75 per B Unit (the "B Units"), with each B Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of One Dollar ($1.00), exercisable until June 30, 2003. In connection with this offering, we paid $31,000 and issued 20,668 A Units in commissions and finder's fees. In addition, 24,998 A Units were issued in commissions related to offerings in the first quarter of 2002. The gross proceeds of the offering were $879,505.

From July 1, 2002 through September 30, 2002, we sold to accredited investors, through a private offering, 925,000 C Units, at a price of $.50 per Unit (the "C Units"), with each C Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One
(1) share of Common Stock of the Company at a per share price of Seventy-Five Cents ($0.75), exercisable until August 30, 2003. In connection with this offering, we incurred a cash obligation of $19,375 and issued 40,750 C Units in commissions and finder's fees. The gross proceeds of the offering were $462,500. We also issued 33 B Units in connection with $25.00 received in the third quarter 2002 to complete an investment received in the second quarter 2002. The gross proceeds year-to-date of $1,887,019 from the private offerings will be used for general working capital purposes.

On or about March 11, 2002 and March 14, 2002 we sold to an accredited investor, through a private offering, two convertible promissory notes without interest in aggregate principal face amount of $200,000, convertible at the option of the holder into B Units. On or about June 25, 2002, the investor converted both promissory notes into an aggregate of 266,666 B Units. The proceeds were used for general working capital purposes.

In January 2001, the British Columbia Securities Commission requested information regarding the distribution of securities to British Columbia residents to ensure that such distributions were made in compliance with the British Columbia Securities Act. In April 2001, we received $125,000, for the exercise of a warrant to purchase 500,000 shares of Common Stock, from a former employee who we believed was a Canadian resident. Due to the pending inquiry we did not issue the shares to the former employee. During 2001, the $125,000 was recorded as a current liability. During the first quarter of 2002, these shares were issued and the amount was reclassified as capital, when it was determined that the former employee was not a Canadian resident.

We agreed to extend the period during which a former officer could exercise two option grants to purchase a total of 220,000 shares of our common stock and we agreed to extend the period during which our current Chief Scientist could exercise a warrant to purchase 400,000 shares of common stock. A non-cash research and development expense totaling $525,635 was recognized during the first quarter of 2002.

During the second quarter of 2002, our Chief Scientist exercised a warrant to purchase 100,000 shares of common stock for the aggregate amount of $25,000. During the first quarter of 2002, the following equity transactions occurred: a former employee exercised an option to purchase 600 shares of common stock for the aggregate amount of $1,200; a former consultant exercised an option to purchase 15,000 shares of common stock and paid the exercise price, valued at $31,800, in services rendered, during the first quarter of 2002; and 3,333 shares were issued in connection with a fourth quarter 2001 private placement.

In July 2002, we paid $7,000 toward the $75,000 current portion of the note payable, due August 4, 2002 to a former officer. In September 2002, the former officer subscribed for 136,000 C Units. The C Units were issued in lieu of the remaining $68,000 cash payment due on the note payable to the former officer.

4. WARRANTS AND STOCK OPTIONS

As of September 30, 2002, the Company had outstanding warrants to purchase up to 6,098,693 shares of common stock and options to purchase up to 3,533,094 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                             Warrants    Stock Options       Total
                                            ----------     ----------     ----------
Outstanding at January 1, 2002               3,594,933      2,721,522      6,316,455
Granted                                      3,408,760      1,059,705      4,468,465
Retired                                             --        (24,867)       (24,867)
Expired                                       (305,000)      (207,666)      (512,666)
Exercised through cash consideration          (100,000)          (600)      (100,600)
Exercised through non-cash consideration      (500,000)       (15,000)      (515,000)
                                            ----------     ----------     ----------

Outstanding at September 30, 2002            6,098,693      3,533,094      9,631,787

The beginning balance for stock options on January 1, 2002, has been adjusted from 2,731,522 to 2,721,522 to reflect the forfeit of 10,000 options held by employees terminated during the last quarter of 2001 which was previously unaccounted for.

5. LEGAL SETTLEMENT

The Company entered into a Settlement Agreement effective as of February 23, 2001 with the law firm Hughes Hubbard & Reed LLP ("HHR") pursuant to which the Company issued 400,000 shares of common stock, for which the Company recognized an expense of $137,235. In addition, the settlement satisfied accrued legal expenses of $159,267, which had been recorded in prior periods.

6. SETTLEMENT WITH FORMER OFFICER

The Company entered into an agreement (the "Agreement") with a former officer, effective as of January 11, 2001, in connection with which the Company agreed to forgive, on August 4, 2001 and on each year anniversary thereafter, $45,000 of the principal amount and all accrued interest on a loan made to the former officer in August 1999 in the original amount of $225,000. The aggregate amount receivable at September 30, 2002 is $90,000.

The Company also agreed, pursuant to the Agreement, to pay the former officer the sum of $300,000, payable in four $75,000 installments, starting on August 4, 2001 and on each year anniversary thereafter, without interest. In July 2002, we paid $7,000 towards the $75,000 current portion of the note payable, due August 4, 2002 to the former officer. In September 2002, the former officer subscribed for 136,000 C Units. The C Units were issued in lieu of the remaining $68,000 cash payment due on the current portion of the note payable to the former officer. The payable as of September 30, 2002 is $150,000, with $75,000 due on August 4, 2003, and $75,000 due on August 4, 2004.

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

Overview

     We are engaged in the development and marketing of a proprietary software technology that is intended to significantly improve the speed at which computers can manipulate data. We have developed and are marketing our core technology, the ANTs Concurrency Engine (ACE), and the first product based on it, the ANTs Data Server (ADS).

Plan of Operation

     We anticipate that, if we are sufficiently funded, over the next six months our focus will be threefold: continued development of ACE and ADS, marketing ACE and ADS, and supporting customers. The development effort will be focused on enhancing our technology and thereafter will be directed towards developing initial customer applications utilizing our technology. We expect to begin realizing revenues during the first quarter of 2003. There is no assurance that our plans will be realized.

     The majority of our operating expenses and costs over the next six months are expected to be for and in connection with existing and additional personnel and equipment. We currently have ten full-time employees, three part-time employees and two consultants. We view the recruitment of additional qualified technical personnel as essential to the further development and commercialization of our proprietary technologies. If we are sufficiently funded and we are successful in our recruitment efforts, we expect that our personnel and other operating costs will increase over current levels.

     We believe that due to a poor investment climate, securing additional sources of financing which would enable us to complete the development and commercialization of our proprietary technologies will be difficult, and there is no assurance of our ability to secure such financing.

Technology Development

     Over the next six months we intend to continue to improve and add functionality both to ACE and to the ADS, assuming we are sufficiently funded. We are actively engaging prospective partners and customers in technical discussions and testing to determine what features are most in demand for the markets we are targeting. We have mobilized our engineering resources around developing those features. Once we are successful in developing partner or customer relationships, we anticipate that the specific needs of the partner or customer will drive the development of ACE and ADS functionality.

Marketing

     Our product offering comprises two components, the core technology, ACE, which represents our intellectual property and ADS, a relational database which is the first implementation of ACE. ACE can be used as the engine for any application that manipulates data. ADS can be applied to certain segments of the database market. Target markets include: messaging (including wireless messaging and instant messaging), application server, and high-end on-line transaction processing (OLTP). Our go-to-market strategy includes potential OEM and co-marketing partnerships with leading vendors in each market and limited sales directly to customers.

General and Administrative

     General and administrative expenses decreased from $766,782 during the three months ended September 30, 2001 to $459,242 for the three months ended September 30, 2002. General and administrative expenses decreased from $3,593,807 during the nine months ended September 30, 2001 to $1,909,148 for the nine months ended September 30, 2002. Components of general and administrative expense for the nine months ended September 30, 2002 include: salaries and benefits (24%), legal (15%), other professional services (47%) and other expenses (14%). We expect that if we are sufficiently funded, general and administrative expenses will increase moderately over the next six months.

Research and Development

     Research and development expenses decreased from $456,379 during the three months ended September 30, 2001 to $335,480 for the three months ended September 30, 2002. Research and development expenses increased from $769,332 during the nine months ended September 30, 2001 to $1,716,388 for the nine months ended September 30, 2002. These expenses are related to the research, testing and product development of our proprietary software. Salaries and benefits accounted for 81% and other expenses accounted for 19% of the total for the nine months ended September 30, 2002. We expect that if we are sufficiently funded, our research and development expenses will increase moderately as additional staff is recruited.

Personnel

     On July 31, 2002, two employees (one full-time engineer and one part-time administrative manager) left the company for personal reasons and were not replaced, three full-time employees (two engineers and one marketing manager) were laid off, and one engineering contractor was laid off. Additionally, remaining employees took pay cuts ranging from 50-80% and we paid employees the entire amount of their accrued paid time off totaling $77,186, and suspended the paid time off benefit indefinitely. We currently have ten full-time employees, three part-time employees and two full-time consultants. As of October 1, 2002, salary cuts ranging from 30-40% were in place.

Capital and Liquidity Resources

     We anticipate that if we are sufficiently funded, we will increase expenditures over the coming months as we continue to develop our technology and begin supporting customers. We expect to begin realizing revenues during the first quarter of 2003. Our cash balance as of September 30, 2002 was $415,481, which, when added to investments received since then, we believe will be adequate to fund our activities through December 2002 at our current rate of spending. There can be no assurance that our continued product development and infrastructure development will not require a much higher rate of spending. There can also be no assurance that we will be able to obtain additional capital on acceptable terms.

     To carry out our plan of operation, we anticipate that over the next six months we will require approximately $1-2 million. We will pursue a number of avenues to raise these operating funds: 1) in the past we have been successful raising funds through private placements of our stock, we anticipate that we will continue to raise funds through private placements, 2) as we develop close relationships with large partners, we will pursue strategic investments from those partners, and 3) early next year we expect to begin generating revenue, which will be a source of operating funds if we are successful. We are pursuing all three avenues, however, we believe, that due to a poor investment climate, securing additional investment will be difficult.

ITEM 3. CONTROLS AND PROCEDURES

     As of November 4, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of November 4, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to November 4, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We were defendants in a case entitled Hubert P. Lauffs v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against us for breach of fiduciary duty. The plaintiff purported to base his cause of action on allegations that we and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff. In March 2000, we won this case on summary judgment. In April 2000, the plaintiff filed an appeal of the summary judgment ruling. On November 21, 2001, the Fourth District Court of Appeal ruled in our favor by affirming the Superior Court's March 2000 summary judgment. Lauffs' time to petition for hearing in the California Supreme Court has expired, and no further review is now possible. In September 1999, we had filed an action for malicious prosecution against Lauffs and his attorney seeking recovery of our legal fees incurred in connection with the proceedings. In August 2002, our attorney, Lauff's attorney in the underlying case, and Lauffs made motions for summary judgment. On or about October 29, 2002, the judge denied all motions. The judge has scheduled a trial date of December 6, 2002. As of November 13, 2002, we believe that we are in the final stages of settlement negotiations. Per an agreement we entered into with our attorneys on or about September 27, 2002, we agreed to a contingency arrangement. Should there be a settlement or judgment, it is possible that all of the money recovered, if any, will be paid to our attorneys.

     The information is hereby incorporated by reference from the Form 10-QSB filed on May 14, 2002. There have been no other material developments in the period covered by this report.

ITEM 2. CHANGES IN SECURITIES

     From July 1, 2002 through September 30, 2002, we sold to accredited investors, through a private offering, 925,000 C Units, at a price of $0.50 per C Unit, with each C Unit consisting of (i) One (1) share of Common Stock of the Company, and (ii) a warrant to purchase up to One (1) share of Common Stock of the Company at a per share price of Seventy Five Cents ($0.75), exercisable until August 30, 2003. In connection with this offering, we incurred a cash obligation of $19,375 and issued 40,750 C Units in commissions and finder's fees. The gross proceeds of the offering were $462,500. We also issued 33 B Units (as described in Note 3 above) in connection with $25.00 received in the third quarter 2002 to complete a partial investment received in the second quarter 2002. The proceeds of the private offering will be used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

     99.1 Certification of ANTs software inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002

     (b)  Reports on Form 8-K

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

     A failure to obtain additional financing could prevent us from executing our business plan. We anticipate that current cash resources will be sufficient to fund our operations through December 2002 at our current rate of spending. We believe that, due to a poor investment climate, securing additional sources of financing to enable us to complete the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional funding could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of the technology. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs.

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

     We may need to manage growth well. In the event we are sufficiently funded, e may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management. To manage this possible growth effectively, we will need to continue to improve our operational, financial and management information systems and to hire, train, motivate and manage a growing number of staff. We expect to experience difficulty in filling our needs for qualified engineers and other personnel. There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on our financial condition and results of operations.

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


Date: November 14, 2002                 By: /s/ Kenneth Ruotolo
                                           -------------------------------------
                                           Kenneth Ruotolo
                                           Chief Financial Officer and Secretary

                                 CERTIFICATIONS

I, Francis K. Ruotolo, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of ANTs software inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 /s/ Francis K. Ruotolo
                                        ----------------------------------------
                                        Francis K. Ruotolo, Chairman,
                                        Chief Executive Officer and President

I, Kenneth Ruotolo, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of ANTs software inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 /s/ Kenneth Ruotolo
                                        ----------------------------------------
                                        Kenneth Ruotolo
                                        Chief Financial Officer and Secretary