Form 10QSB/A
period 2002-03-31
ANTS SOFTWARE INC
filed 2003-02-13
CIK 796655

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________

                                  FORM 10-QSB/A

                                 Amendment No. 2

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

                                EXPLANATORY NOTE

     This Form 10-QSB/A is being filed to amend and restate the information disclosed in Items 1 and 2 of Part I of the Form 10-QSB/A filed on November 14, 2002 for the quarter ended March 31, 2002. The change was to revise the balance sheet items for additional paid-in capital and accumulated deficit to reflect a reduction in non-cash stock compensation expense reported on Form 10-KSB, filed on March 22, 2001 for the fiscal year ended December 31, 2000.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                          PART I. Financial Information

Item 1.  Financial Statements................................................3-7
Item 2.  Management's Plan of Operation......................................8-9

                           PART II. Other Information

Item 1.  Legal Proceedings..................................................9-10
Item 2. Changes in Securities ................................................10
Item 3. Defaults Upon Senior Securities.......................................10
Item 4. Submission of Matters to a Vote of Security Holders...................10
Item 5. Other Matters.........................................................10
Item 6. Exhibits and Reports on Form 8-K......................................11
Risk Factors...............................................................11-13
Signatures....................................................................14
Certifications................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANTs software inc.
                            CONDENSED BALANCE SHEETS

                                                          March 31, 2002     December 31, 2001
                                                            (Unaudited)          (Audited)
                                                           ------------        ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $    579,616        $    734,319
   Prepaid insurance                                             19,083             139,208
   Prepaid expenses                                              22,931              22,931
                                                           ------------        ------------
     Total current assets                                       621,630             896,458
                                                           ------------        ------------

PROPERTY AND EQUIPMENT:
   Computers and software                                       636,359             619,708
   Office furniture and fixtures                                 29,386              27,960
   Less accumulated depreciation                               (222,930)           (191,915)
                                                           ------------        ------------
     Property and equipment, net                                442,815             455,753
                                                           ------------        ------------

OTHER ASSETS                                                      5,100               5,100
                                                           ------------        ------------
     Total assets                                          $  1,069,545        $  1,357,311
                                                           ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                   $    114,175        $    111,041
   Accrued legal fees                                            74,614             112,199
   Notes payable - former officer, current portion               75,000              75,000
   Convertible promissory note                                  200,000                  --
   Other current liability                                           --             125,000
                                                           ------------        ------------
     Total current liabilities                                  463,789             423,240
                                                           ------------        ------------
   Long-term note payable - former officer,
      net of current portion                                    150,000             150,000
                                                           ------------        ------------
     Total liabilities                                          613,789             573,240
                                                           ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 100,000,000
   authorized; 17,525,651 shares issued and outstanding           1,753               1,674
   Common stock subscribed                                      343,488                  --
   Notes receivable from officers for stock purchases          (135,000)           (135,000)
   Additional paid-in capital                                23,685,046          22,786,441
   Accumulated deficit                                      (23,439,531)        (21,869,044)
                                                           ------------        ------------
     Total stockholders' equity                                 455,756             784,071
                                                           ------------        ------------
     Total liabilities and stockholders' equity            $  1,069,545        $  1,357,311
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

                               ANTs software inc.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                              Three months ended March 31,
                                                                                 2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:                                         (Unaudited)     (Unaudited)
                                                                              -----------     -----------
     Net Loss                                                                 $(1,570,487)    $(1,899,153)
     Adjustments to reconcile net loss
     To net cash used by operating activities:
        Depreciation                                                               31,015          29,733
        Common stock issued in settlement of litigation                                --         137,195
        Gain on sale of fixed assets                                                   --           2,985
        Compensation expense recognized in form of note payable to officer             --         300,000
        Compensation expense on option and warrant extensions                     525,635              --
        Compensation expense on options granted to non-employees                   52,498              --
     Changes in operating assets and liabilities:
        Prepaid expenses and interest receivable                                  120,125          50,491
        Accounts payable and accrued expenses                                       3,134         (59,834)
        Accrued legal fees                                                        (37,585)        (70,403)
                                                                              -----------     -----------
          Net cash used in operating activities                                  (875,665)     (1,508,986)
                                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment, net                                  (18,077)         (4,774)
                                                                              -----------     -----------
         Net cash used in investing activities                                    (18,077)         (4,774)
                                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of convertible promissory note                        200,000              --
     Proceeds from private placement, net of commissions                          537,839         227,000
     Proceeds from exercise of options                                              1,200              --
     Proceeds from exercise of warrants                                                --         100,000
                                                                              -----------     -----------
         Net cash provided by financing activities
                                                                                  739,039         327,000
                                                                              -----------     -----------

NET DECREASE IN CASH                                                             (154,703)     (1,186,760)
CASH, BEGINNING OF PERIOD                                                         734,319       2,609,084
                                                                              -----------     -----------

CASH, END OF PERIOD                                                           $   579,616     $ 1,422,324
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

      The following table presents the calculation of basic and diluted net loss per share:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2002             2001
                                                   ----------------------------
Net loss                                            (1,570,487)      (1,899,153)
Weighted  average shares of common stock
outstanding - basic and dilutive                    17,219,268       13,890,296
                                                   ----------------------------
Basic and diluted net loss per share                     (0.09)           (0.14)

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

                                                      Warrants  Stock Options          Total
                                                      --------  -------------          -----
Outstanding at January 1, 2002                       3,594,933      2,731,522      6,326,455
Granted                                                238,699          4,000        242,699
Retired                                                     --         (9,000)        (9,000)
Expired                                                     --             --             --
Exercised through cash consideration                        --           (600)          (600)
Exercised through non-cash consideration              (500,000)       (15,000)      (515,000)
                                                     ---------      ---------      ---------

Outstanding at March 31, 2002                        3,333,632      2,710,922      6,044,554
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

6.    PRIOR PERIOD ADJUSTMENT

      The balance sheet accounts for additional paid-in capital and accumulated deficit have, for the periods ended March 31, 2002 and December 31, 2001, been restated to reflect changes to their balances as of December 31, 2000 resulting from a reduction in non-cash stock compensation recorded in relation to the implementation of the Financial Accounting Standards Board Interpretation No. 44
- Accounting for Certain Transactions involving Stock Compensation during the year ended December 31, 2000.

Set forth below is a comparison of the previously reported and restated accounts:

                                                        December 31, 2000
                                                 As previously          As
                 Description                       reported          Restated
--------------------------------------------     ------------      ------------
Additional paid-in capital                       $ 18,804,974      $ 17,262,866
Accumulated deficit                              $(17,604,958)     $(16,062,850)
Compensation expense - Warrant reprice           $  3,767,654      $  2,225,546
Net loss                                         $  8,468,831      $  6,926,723
Basic and diluted loss per share                 $       0.67      $       0.54

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

            99.1 Certification of ANTs software inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB/A (Amendment No. 2) for the quarter ended March 31, 2002

      (b)   Reports on Form 8-K

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

                                         ANTs software inc.


Date: February 13, 2003                  By: /s/  Francis K. Ruotolo
                                            ------------------------------------
                                            Francis K. Ruotolo, Chairman,
                                            Chief Executive Officer and
                                            President


Date: February 13, 2003                  By: /s/  Kenneth Ruotolo
                                            ------------------------------------
                                            Kenneth Ruotolo
                                            Chief Financial Officer and
                                            Secretary

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


Date: February 13, 2003                  /s/  Francis K. Ruotolo
                                         ---------------------------------------
                                         Francis K. Ruotolo, Chairman,
                                         Chief Executive Officer and President

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

Date: February 13, 2003                  /s/ Kenneth Ruotolo
                                         ---------------------------------------
                                         Kenneth Ruotolo
                                         Chief Financial Officer and Secretary