Form 10QSB/A
period 2002-06-30
ANTS SOFTWARE INC
filed 2003-02-13
CIK 796655

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

                                EXPLANATORY NOTE

     This Form 10-QSB/A is being filed to amend and restate the information disclosed in Items 1 and 2 of Part I of the Form 10-QSB/A filed on November 14, 2002 for the quarter ended June 30, 2002. The change was to revise the balance sheet items for additional paid-in capital and accumulated deficit to reflect a reduction in non-cash stock compensation expense reported on Form 10-KSB, filed on March 22, 2001 for the fiscal year ended December 31, 2000.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                          PART I. Financial Information

Item 1.  Financial Statements..............................................3-8
Item 2.  Management's Plan of Operation...................................8-10

                           PART II. Other Information

Item 1. Legal Proceedings...................................................10
Item 2. Changes in Securities...............................................11
Item 3. Defaults Upon Senior Securities.....................................11
Item 4. Submission of Matters to a Vote of Security Holders.................11
Item 5. Other Matters.......................................................11
Item 6. Exhibits and Reports on Form 8-K.................................11-12
Risk Factors.............................................................12-14
Signatures..................................................................15
Certifications..............................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANTs software inc.
                            CONDENSED BALANCE SHEETS

                                                                                 June 30, 2002  December 31, 2001
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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 100,000,000 shares authorized; 19,445,956 shares issued and outstanding at June 30, 2002, and 16,731,552 shares issued
   and outstanding at December 31, 2001                                                  1,945           1,674
   Common stock subscribed                                                              92,009              --
   Notes receivable from officers for stock purchases                                 (135,000)       (135,000)
   Additional paid-in capital                                                       25,450,956      22,786,441
   Accumulated deficit                                                             (24,696,079)    (21,869,044)
                                                                                  ------------    ------------
     Total stockholders' equity                                                        713,831         784,071
                                                                                  ------------    ------------
     Total liabilities and stockholders' equity                                   $  1,151,704    $  1,357,311
                                                                                  ============    ============

The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                    Three months ended June 30,        Six months ended June 30,
                                                       2002             2001             2002              2001
                                                   (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
                                                   ------------     ------------     ------------     ------------
REVENUES                                           $         --     $         --     $         --     $         --

OPERATING EXPENSES:
   General and administrative expenses                  856,595          941,268        1,449,906        2,503,222
   Research and development expenses                    402,005          277,297        1,380,908          636,756
                                                   ------------     ------------     ------------     ------------
     Loss from operations                            (1,258,600)      (1,218,565)      (2,830,814)      (3,139,978)
                                                   ------------     ------------     ------------     ------------

OTHER INCOME:
   Interest income, net                                   2,052           12,713            3,779           36,458
   Other income                                              --            5,655               --            4,170
                                                   ------------     ------------     ------------     ------------
     Other income, net
                                                          2,052           18,368            3,779           40,628
                                                   ------------     ------------     ------------     ------------
     NET LOSS                                      $ (1,256,548)    $ (1,200,197)    $ (2,827,035)    $ (3,099,350)
                                                   ============     ============     ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE            $      (0.07)    $      (0.08)    $      (0.16)    $      (0.22)
                                                   ============     ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           18,932,573       14,907,221       18,075,920       14,398,759

The accompanying notes are an integral part of these financial statements

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

     The following table presents the calculation of basic and diluted net loss per share:

                                                 Three Months Ended June 30,       Six Months Ended June 30,
                                               ---------------------------------------------------------------
                                                   2002             2001             2002             2001
                                               ---------------------------------------------------------------
Net loss                                       $ (1,256,548)    $ (1,200,197)    $ (2,827,035)    $ (3,099,350)

Weighted  average  shares of  common  stock
outstanding - basic and dilutive                 18,932,573       14,907,221       18,075,920       14,398,759
                                               ---------------------------------------------------------------
Basic and diluted net loss per share           $      (0.07)    $      (0.08)    $      (0.16)    $      (0.22)

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

                                                                                  Warrants  Stock Options          Total
                                                                                  --------  -------------          -----
Outstanding at January 1, 2002                                                   3,594,933      2,731,522      6,326,455
Granted                                                                            238,699          4,000        242,699
Retired                                                                                 --         (9,000)        (9,000)
Expired                                                                                 --             --             --
Exercised through cash consideration                                                    --           (600)          (600)
Exercised through non-cash consideration                                          (500,000)       (15,000)      (515,000)
                                                                                ----------     ----------     ----------

Outstanding at March 31, 2002                                                    3,333,632      2,710,922      6,044,554

Granted                                                                          1,912,299        788,955      2,701,254
Retired                                                                                 --             --             --
Expired                                                                           (300,000)       (84,500)      (384,500)
Exercised through cash consideration                                              (100,000)            --       (100,000)
Exercised through non-cash consideration                                                --             --             --
                                                                                ----------------------------------------
Outstanding at June 30, 2002                                                     4,845,931      3,415,377      8,261,308
                                                                                ========================================

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

6.   PRIOR PERIOD ADJUSTMENT

     The balance sheet accounts for additional paid-in capital and accumulated deficit have, for the periods ended June 30, 2002 and December 31, 2001, been restated to reflect changes to their balances as of December 31, 2000 resulting from a reduction in non-cash stock compensation recorded in relation to the implementation of the Financial Accounting Standards Board Interpretation No. 44 - Accounting for Certain Transactions involving Stock Compensation during the year ended December 31, 2000.

     Set forth below is a comparison of the previously reported and restated accounts:

                                                                    December 31, 2000
                                                            As previously               As
              Description                                     reported               Restated
-------------------------------------------                 ------------           ------------
Additional paid-in capital                                  $ 18,804,974           $ 17,262,866
Accumulated deficit                                         $(17,604,958)          $(16,062,850)
Compensation expense - Warrant reprice                      $  3,767,654           $  2,225,546
Net loss                                                    $  8,468,831           $  6,926,723
Basic and diluted loss per share                            $       0.67           $       0.54

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

          99.1 Certification of ANTs software inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB/A (Amendment No. 2) for the quarter ended June 30, 2002

     (b)  Reports on Form 8-K

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


Date: February 13, 2003                 /s/  Kenneth Ruotolo
                                        ----------------------------------------
                                        Kenneth Ruotolo
                                        Chief Financial Officer and Secretary