Form 10QSB/A
period 2002-09-30
ANTS SOFTWARE INC
filed 2003-02-13
CIK 796655

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

                                EXPLANATORY NOTE

     This Form 10-QSB/A is being filed to amend and restate the information disclosed in Items 1 and 2 of Part I of the Form 10-QSB filed on November 14, 2002 for the quarter ended September 30, 2002. The change was to revise the balance sheet items for additional paid-in capital and accumulated deficit to reflect a reduction in non-cash stock compensation expense reported on Form 10-KSB, filed on March 22, 2001 for the fiscal year ended December 31, 2000.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                          PART I. Financial Information

Item 1.  Financial Statements................................................3-8
Item 2.  Management's Plan of Operation.....................................8-10
Item 3.  Controls and Procedures..............................................10

                           PART II. Other Information

Item 1. Legal Proceedings.....................................................11
Item 2. Changes in Securities.................................................11
Item 3. Defaults Upon Senior Securities.......................................11
Item 4. Submission of Matters to a Vote of Security Holders...................11
Item 5. Other Matters.........................................................11
Item 6. Exhibits and Reports on Form 8-K...................................11-12
Risk Factors...............................................................12-14
Signatures....................................................................15
Certifications.............................................................16-17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANTs software inc.
                            CONDENSED BALANCE SHEETS

                                                            September 30, 2002  December 31, 2001
                                                               (Unaudited)          (Audited)
                                                              ------------        ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $    415,481        $    734,319
   Prepaid insurance                                                99,693             139,208
   Prepaid expenses                                                  5,095              22,931
                                                              ------------        ------------
     Total current assets                                          520,269             896,458
                                                              ------------        ------------

PROPERTY AND EQUIPMENT:
   Computers and software                                          656,826             619,708
   Office furniture and fixtures                                    29,386              27,960
   Leasehold Improvements                                            9,000                  --
   Less accumulated depreciation                                  (290,247)           (191,915)
                                                              ------------        ------------
     Property and equipment, net                                   404,965             455,753
                                                              ------------        ------------

OTHER ASSETS                                                         5,100               5,100
                                                              ------------        ------------
     Total assets                                             $    930,334        $  1,357,311
                                                              ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                      $     67,710        $    111,041
   Accrued legal fees                                              175,046             112,199
   Notes payable - former officer, current portion                  75,000              75,000
   Other current liability                                              --             125,000
                                                              ------------        ------------
     Total current liabilities                                     317,756             423,240
                                                              ------------        ------------
   Long-term note payable - former officer,
      net of current portion                                        75,000             150,000
                                                              ------------        ------------
      Total liabilities                                            392,756             573,240
                                                              ------------        ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 100,000,000 shares
   authorized; 20,670,418 shares issued and outstanding at
   September 30, 2002, and 16,731,552 shares issued and
   outstanding at December 31, 2001                                  2,067               1,674
   Notes receivable from officers for stock purchases              (90,000)           (135,000)
   Additional paid-in capital                                   26,103,650          22,786,441
   Accumulated deficit                                         (25,478,139)        (21,869,044)
                                                              ------------        ------------
     Total stockholders' equity                                    537,578             784,071
                                                              ------------        ------------
     Total liabilities and stockholders' equity               $    930,334        $  1,357,311
                                                              ============        ============

The accompanying notes are an integral part of these financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                        Three months ended                Nine months ended
                                                           September 30,                    September 30,
                                                     2002              2001             2002             2001
                                                  (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                                                  ------------     ------------     ------------     ------------
REVENUES                                          $         --     $         --     $         --     $         --

OPERATING EXPENSES:
   General and administrative expenses                 459,242          766,782        1,909,148        3,593,807
   Research and development expenses                   335,480          456,379        1,716,388          769,332
                                                  ------------     ------------     ------------     ------------
     Loss from operations                             (794,722)      (1,223,161)      (3,625,536)      (4,363,139)
                                                  ------------     ------------     ------------     ------------

OTHER INCOME:
   Interest income, net                                 19,437           23,521           23,216           59,979
   Other income
                                                            --            2,715               --            6,885

   Gain (Loss) on sale of fixed assets                  (6,775)              --           (6,775)              --
                                                  ------------     ------------     ------------     ------------
     Other income, net                                  12,662           26,236           16,441           66,864
                                                  ------------     ------------     ------------     ------------

     NET LOSS                                     $   (782,060)    $ (1,196,925)    $ (3,609,095)    $ (4,296,275)
                                                  ============     ============     ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE           $      (0.04)    $      (0.08)    $      (0.19)    $      (0.29)
                                                  ============     ============     ============     ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                  19,899,174       15,528,221       18,683,672       14,775,246

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

      The following table presents the calculation of basic and diluted net loss per share:

                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                         --------------------------------   -------------------------------
                                              2002             2001             2002             2001
                                          ------------     ------------     ------------     ------------
Net loss                                  $   (782,060)    $ (1,196,925)    $ (3,609,095)    $ (4,296,275)
Weighted average shares of common
stock outstanding - basic and dilutive      19,899,174       15,528,221       18,683,672       14,775,246
                                          ------------     ------------     ------------     ------------
Basic and diluted net loss per share      $      (0.04)    $      (0.08)    $      (0.19)    $      (0.29)

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

      During the second quarter of 2002, Chief Scientist exercised a warrant to purchase 100,000 shares of common stock for the aggregate amount of $25,000. During the first quarter of 2002, the following equity transactions occurred: a former employee exercised an option to purchase 600 shares of common stock for the aggregate amount of $1,200; a former consultant exercised an option to purchase 15,000 shares of common stock and paid the exercise price, valued at $31,800, in services rendered, during the first quarter of 2002; and 3,333 shares were issued in connection with a fourth quarter 2001 private placement.

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

                                              Warrants  Stock Options          Total
                                              --------  -------------          -----
Outstanding at January 1, 2002               3,594,933      2,721,522      6,316,455
Granted                                      3,408,760      1,059,705      4,468,465
Retired                                             --        (24,867)       (24,867)
Expired                                       (305,000)      (207,666)      (512,666)
Exercised through cash consideration          (100,000)          (600)      (100,600)
Exercised through non-cash consideration      (500,000)       (15,000)      (515,000)
                                            ----------     ----------     ----------
Outstanding at September 30, 2002            6,098,693      3,533,094      9,631,787

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

7.    PRIOR PERIOD ADJUSTMENT

      The balance sheet accounts for additional paid-in capital and accumulated deficit have, for the periods ended September 30, 2002 and December 31, 2001, been restated to reflect changes to their balances as of December 31, 2000 resulting from a reduction in non-cash stock compensation recorded in relation to the implementation of the Financial Accounting Standards Board Interpretation No. 44 - Accounting for Certain Transactions involving Stock Compensation during the year ended December 31, 2000.

      Set forth below is a comparison of the previously reported and restated accounts:

                                                December 31, 2000
                                          As previously         As
                Description                 reported         Restated
---------------------------------------   ------------     ------------
Additional paid-in capital                $ 18,804,974     $ 17,262,866
Accumulated deficit                       $(17,604,958)    $(16,062,850)
Compensation expense - Warrant reprice    $  3,767,654     $  2,225,546
Net loss                                  $  8,468,831     $  6,926,723
Basic and diluted loss per share          $       0.67     $       0.54

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

ITEM 3. CONTROLS AND PROCEDURES

      As of February 12, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of November 4, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to November 4, 2002.

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

            99.1 Certification of ANTs software inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB/A (Amendment No. 1) for the quarter ended September 30, 2002

      (b)   Reports on Form 8-K

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