Form 10KSB
period 2002-12-31
ANTS SOFTWARE INC
filed 2003-03-21
CIK 796655

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2002

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

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

            Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

            Registrant's revenues for the fiscal year ended December 31, 2002 were: $0

            The aggregate market value for the Registrant's voting common stock held by non-affiliates based upon the closing bid price for the common stock on February 14, 2003, as reported on the NASD Bulletin Board system, was approximately $21 million. Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

            As of February 14, 2003 the Registrant had 23,274,288 shares of common stock outstanding.

            Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                     PART I

Item 1. Description of Business................................................3
Item 2. Description of Property................................................8
Item 3. Legal Proceedings......................................................8
Item 4. Submission of Matters to a Vote of Security Holders....................8

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters...............8
Item 6. Management's Plan Of Operation.........................................9
Item 7. Financial Statements..................................................15
Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosures.................................................16

                                    PART III

Item 9.  Directors, Executive Officers and Control Persons; Compliance
         With Section 16(a) of the Exchange Act...............................16
Item 10. Executive Compensation...............................................20
Item 11. Security Ownership of Certain Beneficial Owners and Management.......22
Item 12. Certain Relationships and Related Transactions.......................24
Item 13. Exhibits and Reports on Form 8-K.....................................25
Item 14. Controls and Procedures..............................................26
Signatures....................................................................26
Certifications.............................................................27-29

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

Current and Planned Operations

            We are engaged in the development and marketing of proprietary software that we believe can dramatically improve performance in applications which require high-speed access to shared, rapidly changing data. Our operations currently consist of: marketing our first product and research and development. We have not realized any revenues to date. As of the filing of this report, we have funds for continued operations through April 2003. We anticipate that, if we are sufficiently funded, over the next twelve months our focus will be: marketing our first product, supporting customers and research and development.

            We currently have 13 full-time employees, 2 part-employees and 4 full-time contractors. In order for us to execute our plans we will ultimately need to hire and retain additional personnel. We plan to increase the number of our technical personnel by five and the number of marketing, sales, and administrative personnel by ten by the end of 2003.

Technology and Intellectual Property

Overview

            Applications which require access to rapidly changing, shared, data often suffer from poor performance and scalability because of database locking. Our core technology, the ANTs Concurrency Engine (ACE), which is comprised of a highly efficient data processing engine coupled with lock-free data structures, eliminates virtually all data locking. Our first product based on ACE, the ANTs Data Server, has proven in testing to be five to ten times or more faster than other databases when processing shared, rapidly changing data. We have seven patents pending on the concepts which underlie ACE.

The ANTs Concurrency Engine (ACE)

            ACE consists of two key components:

                  o     A highly efficient data manipulation engine
                  o     Concurrency enabling lock-free data structures

The Engine

            For many years, shared data manipulation due to locking at the database has been the bottleneck in application performance and scalability. The database caching market exists because data manipulation at the datastore itself is such a bottleneck. The ANTs scientists who studied this problem developed a revolutionary way of organizing the work associated with manipulating data. ACE reorganizes the work of the CPUs on multiprocessor systems to avoid delays due to data contention. The result is an entirely new approach to the process by which data is managed.

Lock-Free Data Structures

            Contention for shared data produces two significant performance bottlenecks in data-intensive applications:

                  o The necessity of locking records, and in some cases entire indexes, to ensure data integrity. This results in significant delays due to lock waiting.
                  o Cache synchronization conflicts that occur when shared data is distributed in multiple caches or multiple clients

            ACE includes several patent-pending designs for the implementation and deployment of lock-free data structures, which, in tandem with the Engine (see above), virtually eliminate the necessity of locking any data structures, even in applications with significant data contention.

            Testing indicates that this lock-free data structure technology improves application performance by five to ten times (or more) depending on the level of data contention.

            Our innovative technology allows index operations, which to our knowledge are seemingly impossible with existing technology. Without ACE, indexes cannot be modified unless they are locked in whole or part, but with ACE, locking (and lock waiting) is totally unnecessary. Locks not only cause waiting, they also can cause severe cache synchronization conflicts, which ACE also eliminates. Operations that would significantly decrease performance in an index-dependent application, such as adding or modifying items, should, when using ACE, all run concurrently at maximum speed.

            Using ACE, developers can design applications knowing that ACE handles operations under load that are now generally impossible, even when the data are rapidly changing.

Combining the Technologies

            We believe that the Engine processes work very efficiently, providing large performance gains over traditional data manipulation techniques. The Lock-Free Data Structures allow for massive parallelism of operations on data items. Combined, they make up ANTs' Concurrency Engine. ACE delivers high performance in normal operating situations, but in contentious high-volume situations, where other mechanisms simply fail, ACE achieves its greatest successes, scaling almost linearly with CPUs.

Patents

            We use several separate proprietary technologies, all of which we believe must be present to achieve results comparable to ACE/ADS. During 2000 and 2001, we filed seven patent applications to obtain protection for our intellectual property. We also claim certain copyright, trade secret and trademark protection in aspects of our business and technology and new intellectual property is under development on an ongoing basis. We have been granted three patents: U.S. Patents No. 4,484,262 (granted on November 20, 1984) and No. 4,707,781 (granted on November 17, 1987) on our Shared Memory Computer Method and Apparatus, and U.S. Patent No. 5,438,680 (granted on August 1, 1995) on our Method and Apparatus for Enhancing Concurrency in a Parallel Digital Computer. These three patents are related to hardware designs developed during the time when we were producing a supercomputer. In January 2003 we chose not to pay the maintenance fee for U.S. Patent No. 5,438,680 (granted on August 1,
1995) on our Method and Apparatus for Enhancing Concurrency in a Parallel Digital Computer. Our patent protection will therefore lapse. The patent is related to hardware and has no usefulness for any business activity we now conduct.

Product, Markets, Product Strategy and Market Entry

ANTs Data Server

            Our first product based on ACE is the ANTs Data Server (ADS) a standards-compliant SQL relational database server. ADS, which incorporates our lock-free data structure technology solves a fundamental problem that has compromised application performance for years - database locking of rapidly changing, shared data. As a full relational database server, ADS can be implemented standalone, however most customers who have developed high-performance applications have standardized on and built infrastructure around one of the databases from Oracle, IBM or Microsoft - so our approach to the market will be to complement, rather than replace existing databases. The ANTs Database Accelerator, which is a method of deploying ADS, acts as an application "turbocharger", providing higher performance and scalability while at the same time requiring little change to the application, the existing database or the infrastructure. In internal benchmark testing, ADS successfully processed 11 times as many transactions-per-minute as one of the industry's leading database servers (for a full description of the benchmark please visit our web site: WWW.ANTSSOFTWARE.COM). ADS can be deployed on hardware running both Sun's Solaris operating system and Microsoft's Windows2000 operating system.

            Please carefully consider the following only in connection with the section entitled "Risk Factors Associated With The Company's Business and Future Operating Results" under Item 6, the cautionary notes therein and the introductory paragraph regarding forward-looking statements on page 3 of this report.

Target Markets

            We intend to target IT managers, Chief Data Architects, CIOs, and CTOs, in industry sectors that have high-performance, high-volume, transaction-centric IT environments. We believe that the ANTs Database Accelerator offers an attractive cost/performance advantage for existing or new applications that process real-time operational data that businesses depend on. We will focus on sectors where performance demands and budget constraints dictate a willingness to look at new solutions. We have identified four market segments for which ADS is well suited:

      1. Financial Services - driven by regulatory pressure to decrease turn around time for settling trades - straight through processing (STP)
            - and the emergence of new, more efficient electronic trading systems (ECNs).

      2. Communications - Wireless Data Messaging and Billing - This market has experienced tremendous growth in Europe and is poised for rapid growth in the U.S. The high-volume, high-contention characteristics of wireless messaging make this market a real opportunity for our product. The market is driven by a dramatic increase in digital text volume, the emergence of high bandwidth rich media messaging and new billing revenue opportunities, such as pre-paid mobile services. The targeted customer profile is the large infrastructure and carrier providers along with the application vendors who service them.

      3. Transportation - airlines, airports, shipping and logistics, and travel and distribution are driven by the need to utilize the huge base of customer data to lower costs and drive additional revenues through new applications that depend on real time information.

      4. Retail - driven to reduce IT costs in an environment of low or no revenue growth without giving up the performance or capacity of their current back-office systems.

Business Model

            We intend to generate revenue primarily through licensing, maintenance, and integration/customization fees. We intend to license ADS to ISV's whom we expect will customize it for use with their applications. We also intend to license ADS and the ANTs Database Accelerator to corporate customers.

Competition

           Our sweet spot is to accelerate applications with most or all of the following characteristics:

      1. Frequent updates to the data. Due to the non-locking technology on which it is based, the ANTs Data Server can improve performance of applications using traditional databases when data is rapidly changing. And although our product is faster than traditional databases at even read-only data, there are other good acceleration solutions (Read-Only Data Caches, for example) for that case.

      2. Many connections to the database. An application will often have a pool of 10-20 or so connections to the database to improve performance. Even this many connections is a good number to make the ANTs Data Server a good candidate for improving application performance. But if there are multiple application machines, each with a pool of connections of the above size, then there can be 100 or more total connections. Our product works well with this many connections; most other databases have difficulty with it, especially if there is lots of update traffic.

      3. More than one application machine. A good way to add application capacity is to add additional application machines, but this can cause cache synchronization problems with conventional read-write caches, wherein each application machine has a separate cache. The ANTs Data Server is a single networked data partition, and so does not need to sacrifice performance to deal with cache synchronization.

            An application need not have all three characteristics for the ANTs Data Server to be a good candidate, but if it does, we believe that the ANTs Data Server will provide outstanding price/performance. Conversely, an application using only a few connections from a single application machine with infrequent updates will probably be better served with other alternatives.

            When deployed as a database accelerator, the ANTs Data Server is intended to complement, rather than compete with, products from the traditional database vendors. There are numerous companies with products in the general data acceleration and caching market but only a few in the specific segment in which we intend to sell the ANTs Data Server:

           OLAP accelerators (a segment in which we do not intend to compete). OLAP systems (also called Data Warehouses) do their analysis on pre-loaded and pre-calculated read-only data snapshots. They are not updateable, general-purpose databases, and therefore are not a target candidate for the ANTs Data Server.

           Read-Only caches (a segment in which we do not intend to compete). These respond to queries if the data for the query happens to be in the cache, and happens to be current (not recently updated). If it is not, then the data must be fetched from the traditional database, or the query itself must be sent onto the traditional database. Caches often try to adaptively determine which data is in use by the application at the moment--in particular, if the data was recently accessed it is probably in the cache and so can be quickly accessed again. Read-only caches cannot handle updates (inserted, modified, or deleted database data), and so are not good choices if there is a high volume of updates.

           Disk I/O Accelerators (a segment in which we do not intend to compete). These accelerators are hardware devices used to speed up disk accesses. Typically they work by internally caching disk data in fast memory. If a traditional database is performance limited by disk I/O then these may help (although adding more memory to the server running the database may accomplish the same thing). However, in many cases a traditional database is performance-limited not by disk I/O, but by CPU processing: this is true for example if the data currently in use can all fit in the available memory. In such cases, disk I/O accelerators will have little effect.

           Read-Write caches (a segment in which we intend to compete). Like read-only caches, read-write caches hold a fraction of the traditional database's data, ideally the fraction of data currently in use. But a read-write cache can also handle updates. Like read-only caches, read-write caches are generally best co-located with the application. But if there are multiple application computers, each with its own read-write cache, then the caches can become de-synchronized with respect to each other. An update made to one cache will not be visible to applications using other caches. This synchronization problem can lead to serious errors in many applications. There are ways to solve the synchronization problem, but often the solution is the chief impediment to performance.

           By providing a single repository for highly dynamic data, the ANTs Data Server avoids the need to sacrifice performance to maintain cache synchronization. We believe that data in the ANTs Data Server can be updated and queried generally much faster than the data in the traditional database.

           Fast Data partitions (a segment in which we intend to compete). These are read-write databases, which take over the most performance critical data from a traditional database. Data is migrated to the fast partition, and is no longer present in the traditional database, though it can be periodically pushed back. Hosting performance-critical data is an ideal application for the ANTs Data Server.

           Companies with products in the above categories include:

           OLAP Accelerators and Read-Only Caches
           Cyberquery Accelerator
           Data Kinetics tableBASE
           OMNIDEX DB Search Engine
           ZeroPoint Zcache
           Hyperroll
           Appfluent
           InfoCyclone

           Disk I/O Accelerators
           Network Appliance DAFS database accelerator
           Veritas Database Edition
           Seek Systems
           MTI V-Cache

           Read-Write Caches and Fast Data Partitions
           Nitro EDB (Embedded DB only)
           NextGig
           Times Ten

License Agreement

On March 12, 2003, we signed a license agreement with Wireless Services Corporation ("WSC"). WSC's Integrated Data eXchange platform provides data services and applications including SMS and Two-Way messaging for carriers supporting over 30 million subscribers worldwide. Under the terms of the license agreement, WSC can incorporate the ANTs Data Server into the Integrated Data eXchange platform.

Item 2.  Description of Property.

            Our headquarters are currently located at 801 Mahler Road, Suite G, Burlingame, California. We now occupy approximately 5000 square feet. We believe that our facilities are adequate for our present needs and our near term growth, and that additional facilities will be available at acceptable rates as we need them.

Item 3.  Legal Proceedings.

            We were defendants in a case entitled Hubert P. Lauffs v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against us for breach of fiduciary duty. The plaintiff purported to base his cause of action on allegations that we and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff. In March 2000, we won this case on summary judgment. In April 2000, the plaintiff filed an appeal of the summary judgment ruling. On November 21, 2001, the Fourth District Court of Appeal ruled in our favor by affirming the Superior Court's March 2000 summary judgment. In September 1999, we had filed an action for malicious prosecution against Lauffs and his attorney seeking recovery of our legal fees incurred in connection with the proceedings. We entered into Settlement Agreements in December 2002, pursuant to which the plaintiffs agreed to pay us an aggregate of $400,000. Per an agreement we entered into with our attorneys on or about September 27, 2002, almost all of the money recovered will be paid to our attorneys.

Item 4. Submission of Matters to a Vote of Security Holders.

            There were no matters submitted to our shareholders from October 1, 2002 to December 31, 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      (a) Price Range of Common Stock

            Our common equity is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "ANTS".

            The following is the range of high and low closing prices of our stock, for the periods indicated below. This information was obtained from Yahoo! Finance Historical Quotes, and can be found at the following Internet address: HTTP://CHART.YAHOO.COM/D.

                                                    High                 Low

Quarter Ended December 31, 2002                     1.47                 .70
Quarter Ended September 30, 2002                    1.65                 .52
Quarter Ended June 30, 2002                         2.13                1.22
Quarter Ended March 31, 2002                        2.63                1.55

Quarter Ended December 31, 2001                     2.50                1.70
Quarter Ended September 30, 2001                    3.59                2.50
Quarter Ended June 30, 2001                         4.20                2.50
Quarter Ended March 31, 2001                        5.00                2.75

            The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

            As of February 14, 2003 there were 23,274,288 shares of common stock issued and outstanding and 1440 holders of record of our common stock.

      (b) Securities authorized for issuance under equity compensation plans as of December 31, 2002.

              Plan category                 Number of securities to be    Weighted average exercise price      Number of securities
                                              issued upon exercise of    of outstanding options, warrants    remaining available for
                                          outstanding options, warrants,            and rights                       issuance
                                                    and rights
Equity compensation plans
   approved by security holders                      3,384,066                         2.26                          565,934
Equity compensation plans not
   approved by security holders                      1,004,000                         1.57                               --
                                                     ---------                                                       -------
Total                                                4,388,066                         2.10                          565,934

      (c) Recent Sales of Unregistered Securities

            From October 1, 2002 through December 31, 2002, we sold to accredited investors, through a private offering, 500,000 C Units, at a price of $0.50 per C Unit, with each C Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of seventy five cents ($0.75), exercisable until August 30, 2003. In connection with this offering, we incurred a cash obligation of $37,500 in commissions and finder's fees. The gross proceeds of the offering were $250,000. We also issued 125,000 C Units to our attorneys, Hughes, Hubbard & Reed in connection with the settlement of legal fees. Also, through a discounted warrant offering, accredited investors exercised 1,942,370 warrants to purchase common stock, at a price of $0.50 per share. In connection with this offering, we incurred a cash obligation of $13,916 in commissions and finder's fees. The gross proceeds from the offering were $971,186. The proceeds of the private offerings will be used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Item 6. Management's Plan of Operation.

            We are engaged in the development and marketing of a software product that is intended to significantly improve the speed at which computers can manipulate data. We anticipate that, if we are sufficiently funded, over the next twelve months our focus will be: marketing our first product, supporting customers, and research and development.

Technology Development

            Over the next twelve months we intend to continue to improve and add functionality to the ANTs Data Server. We have built out the basic functionality to the point where virtually all additional functionality will be driven by partner or customer demand. We intend to actively engage prospective partners and customers in technical discussions to determine what features are and will be most in demand for the markets we are targeting. We intend to then mobilize our engineering resources around developing those features. Once we are successful in developing partner or customer relationships, we anticipate that the specific needs of the partner or customer will drive the development of ANTs Data Server functionality.

Marketing

            We are currently transitioning from the research and development stage to launching our first product in the market and establishing a first set of customers. Our go to market strategies include:

      o Focus on the high-performance, high-volume, transaction intensive industry segments where cost constraints and performance demands dictate a willingness to adopt new technology. Company and product messaging will target a key value proposition of enabling "real-time application/data processing" and will stress the business value of implementing real-time applications within the enterprise. This takes advantage of the growing trend in the market for the creation of the real-time enterprise, a forward-thinking business strategy of continuously having up-to-the-minute and accurate information for use by management and employees as well as partners and customers.

      o We intend to sell to Independent Software Vendors (ISV's) and directly to end-users in targeted markets.

      o Given the maturity of the database market and the substantial investment in infrastructure, development, and support, customers have made in the leading database vendor's products, we intend to execute a compatible with, not a replacement of, strategy for the top four leading relational databases; Oracle, IBM's DB2 and Informix, Microsoft's SQL Server, and Sybase's Adaptive Server Enterprise - this is the "ANTs Database Accelerator" strategy.

Market Positioning

            Accelerating database applications is our value proposition. Hundreds of articles have been written in IT publications about improving database performance. Most point to the database design as the biggest culprit in performance degradation. Performance gains are traditionally achieved through data caching software and/or expensive additional hardware such as more or faster servers and disk caches.

            The increasing amount of data generated by enterprises and the rising number of concurrent users continues to erode database performance and we believe that the ANTs Data Server is a viable solution to address these critical issues.

Raising Capital

            To carry out our plan of operation, we anticipate that over the next twelve months we will require approximately $5 million. We will pursue a number of avenues to raise these operating funds: 1) in the past we have been successful raising funds through private placements of our stock, we anticipate that we will continue to raise funds through private placements, 2) as we develop close relationships with large partners, we will pursue strategic investments from those partners, and 3) we expect to begin generating revenue this year, which will be a source of operating funds if we are successful. We are pursuing all three avenues, however, we believe, that due to a poor investment climate, securing additional investment will be difficult.

           The majority of our operating expenses and costs over the next twelve months are expected to be for and in connection with existing and additional personnel. We currently have 13 full-time employees, 2 part-time employees and 4 full-time consultants. We view the recruitment of additional qualified technical personnel as essential to the further development and commercialization of our proprietary technologies. Should we be successful in our recruitment efforts, we expect that our personnel and other operating costs will increase over current levels.

Selling, General and Administrative

            Selling, general and administrative expenses decreased from $3.7 million for the year ended December 31, 2001 to $2.3 million for the year ended December 31, 2002. Approximately $523,000 of the expenses for year 2002 were non-cash equity compensation on the vested portion of non-employee option grants and option modifications. Components of general and administrative expense for the year ended December 31, 2002 include: salaries and benefits (14%), legal (13%), other professional services (17%) and other expenses (56%). We expect that our general and administrative expenses will continue to increase moderately as additional staff is recruited to sell and support our products.

Research and Development

            Research and development expenses decreased from $2.2 million for the year ended December 31, 2001 to $2 million for the year ended December 31, 2002. Approximately $578,000 of the expenses for year 2002 were non-cash equity compensation on the vested portion of non-employee option grants and option modifications. These expenses are related to the research, testing and product development of our proprietary software. Salaries and benefits accounted for 76% and other expenses accounted for 24% of the total for the year ended December 31, 2002. We expect that our research and development expenses will increase moderately as additional staff is recruited to customize our products and develop new ones.

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

            Recent Accounting Pronouncements - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

            The Company does not believe that any of these recent accounting pronouncements will have a material impact on its financial position or results of operations.

Notes Receivable from Officers

            In August of 2002, we forgave one-fifth, $45,000, of the note receivable from our former President in satisfaction of our obligations pursuant to the terms of his settlement agreement. The balance remaining on this note at December 31, 2002 was $90,000.

Capital and Liquidity Resources

            We anticipate that if we are sufficiently funded, we will increase expenditures moderately to substantially over the next twelve months as we begin to sell product and as we continue to develop our technology. We expect to begin realizing revenues in 2003. Our cash balance as of March 18, 2003 was approximately $660,000, which we believe will be adequate to fund our activities through April 2003 at our current rate of spending. There can be no assurance that our continued product development and infrastructure development will not require a much higher rate of spending. We are involved in discussions from time to time with prospective investors in order to raise capital to support our continued operations, although there can be no assurance that we will be able to obtain investments.

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

            A failure to obtain additional financing could prevent us from executing our business plan. A failure to raise additional funding could prevent us from continuing our business after April 2003. We anticipate that current cash resources will be sufficient to fund our operations only through April 2003 at our current rate of spending. We believe that, due to a poor investment climate, securing additional sources of financing to enable us to complete the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional funding could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of the technology. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs.

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

            We focus on the research and development of our proprietary technologies and the marketing of our first product. Our present focus is on the research and development of our proprietary technologies and the marketing of our first product. We believe that these technologies are the basis for highly marketable commercial products. However, there can be no assurance of this and it is possible that our proprietary technologies and products will have no commercial benefit or potential. In addition, from our inception to the present, we have not recognized any operating revenues.

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

            We depend on our key personnel and may have difficulty attracting and retaining the skilled staff we need to execute our growth plans. Our success will be dependent largely upon the personal efforts of our Chairman and Chief Executive Officer, Francis K. Ruotolo, as well as other senior managers. The loss of key staff could have a material adverse effect on our business and prospects. To execute our plans, we will need to hire additional staff and retain current employees. If we are sufficiently funded, we plan to increase our technical, marketing, and administrative personnel. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in attracting or retaining such qualified personnel. Specifically, we may experience increased costs in order to attract and retain skilled employees. If we are unable to hire, train and manage new skilled and experienced employees as needed, we would be unable to support our planned growth and future operations.

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

            We may need to manage growth well. In the event we are sufficiently funded, we may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management. To manage this possible growth effectively, we will need to continue to improve our operational, financial and management information systems and to hire, train, motivate and manage a growing number of staff. We expect to experience difficulty in filling our needs for qualified engineers and other personnel. There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on our financial condition and results of operations.

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

            We are dependent on new demand for our products and services. The success of our business depends upon demand for and use of our technology, products and services in general and the demand for additional computing power, cost effectiveness and speed in particular. The technology underlying our product is new and although we have thoroughly tested it internally we may encounter substantial market resistance. In the event sufficient demand does not develop, our business and results of operations would be materially adversely affected. We believe that there appears to be increased demand for computing power, cost effectiveness and speed, but if general economic conditions decline or hardware and memory advances make such power, cost effectiveness and speed more readily available, then adoption, use and sales of our products and services may be materially adversely affected.

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

            Market acceptance of our products and services is not guaranteed. We are at an early stage of development and our earnings will depend upon market acceptance and utilization of our intended products and services. Due to economic conditions potential customers have significantly tightened budgets for evaluating new products and technologies and the evaluation cycles are much longer than in the recent past. There can be no assurance that our product and technology development efforts will result in new products and services, or that they will be successfully introduced.

            Future profitability is not guaranteed. We have not recognized any operating revenues to date. Assuming we are able to secure sufficient financing, we expect to begin recognizing revenues from the sale of products and services in calendar 2003. There is no assurance that our plans will be realized, that we will be able to generate revenues in 2003 or that we will achieve profitability in the future.

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

            Limitation on ability for control through proxy contest. Our Bylaws provide for a Board of Directors to be elected in three classes. This classified Board may make it more difficult for a potential acquirer to gain control of the Company by using a proxy contest, since the acquirer would only be able to elect one or two directors out of five directors at each shareholders meeting held for that purpose.

            We have a long corporate existence and were inactive during much of our corporate history. We were formed as the Sullivan Computer Corporation, incorporated in Delaware in January 1979. We were privately owned until late 1986, at which time our common stock began trading in the over-the-counter market. This was a result of the registration of our common stock pursuant to the merger with CHoPP Computer Corporation, a British Columbia corporation. During the period from mid-1987 through late 1999, we had few or no employees. Our operating activities were limited and were largely administered personally by our former Chairman. Due to the passage of time and the poor condition of financial and other records, there can be no assurance that all matters have been addressed at this date.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

            The following table sets forth information with respect to our current executive officers, principal employees, consultants and directors.

           Name                           Age       Position

Francis K. Ruotolo........................65        Chairman, President, and
                                                    Chief Executive Officer
                                                    Class 3 Director, term
                                                    expires in 2003

Papken S. Der Torossian...................64        Class 1 Director, term
                                                    expires in 2004

John R. Gaulding..........................57        Class 3 Director, term
                                                    expires in 2003

Homer G. Dunn.............................62        Class 2 Director, term
                                                    expires in 2005

Thomas Holt...............................57        Class 1 Director, term
                                                    expires in 2004

Kenneth Ruotolo...........................42        Chief Financial Officer,
                                                    Executive Vice President,
                                                    Finance and Operations, and
                                                    Secretary

Clifford Hersh............................55        Managing Director and Chief
                                                    Scientist

Jeffrey R. Spirn, Ph.D....................54        Vice President, Research and
                                                    Development

Girish Mundada............................35        Vice President, Engineering

George Arabian............................51        Executive Vice President,
                                                    Marketing and Business
                                                    Development

Steven Messino............................51        Vice President, Sales

Francis K. Ruotolo, Age 65
Chairman, President and Chief Executive Officer

            Frank Ruotolo became Chairman of the Board, Chief Executive Officer and President in January 2001. Prior to that time, he was a member of the Board of Advisors. Most recently, he was a director in the consulting practice of Deloitte & Touche. Prior to working at Deloitte Consulting Mr. Ruotolo was CEO of The Futures Group, a long term strategic planning consultancy whose clients included: IBM, American Airlines, Monsanto, Ford Motor Co., Pfizer, and numerous departments of the federal government. Mr. Ruotolo was Senior Vice President of Macy's California for seven years and held the same position at Lord & Taylor in New York. Mr. Ruotolo holds a BA degree in English/Journalism from Northeastern University, Boston, MA.

Papken S. Der Torossian, Age 64

            Papken S. Der Torossian joined the Company's Board of Directors in March 2001. Mr. Der Torossian served as Chairman of the Board of Directors and Chief Executive Officer for Silicon Valley Group, Inc. (SVGI) until 2001 and is a Board member of Nanometrics, Inc. He joined SVGI in 1984 as President and became CEO in 1986. In 1991, Mr. Der Torossian was appointed SVGI's Chairman of the Board. Mr. Der Torossian joined the Board of Directors of Nanometrics, Inc. in July 2001. Mr. Der Torossian holds a B.S.M.E. degree from MIT and a M.S.M.E. degree from Stanford University.

John R. Gaulding, Age 57

            John R. Gaulding joined the Company's Board of Directors in January 2001. Mr. Gaulding is a private investor and consultant in the fields of strategy and organization. He is an independent director and serves on the audit and compensation committees of TMP Worldwide, Inc. Most recently, he served as a Senior Advisor to Deloitte Consulting specializing in e-Business strategy with responsibility for advising such clients as Hewlett Packard, 3Com, Bergen Brunswig, Longs Drugstores, SCE, and PG&E.

Homer G. Dunn, Age 62

            Homer G. Dunn joined the Company's Board of Directors in January 2001. Mr. Dunn has almost 35 years of business experience encompassing sales, marketing, product management, and consulting. At present, he is Chairman and Founder of Evant Inc. (previously NONSTOP Solutions), a leading provider of demand chain optimization technology, information and services solutions to manufacturers, wholesale distributors and retailers.

Thomas Holt, Age 57

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

Kenneth Ruotolo, Age 42
Chief Financial Officer, Executive Vice President, Finance and Operations, and Secretary

            Mr. Ruotolo joined the Company in June 2001. Before joining the Company, Mr. Ruotolo was a founder and served as Vice President of Finance and Operations for eStar, Inc. a content developer and syndicator. Prior to eStar, Mr. Ruotolo was a partner for twelve years with era2, an interactive design and internet consulting agency. Mr. Ruotolo holds a B.A. degree in Economics from the University of California at Davis and an M.B.A. from Northeastern University.

Clifford Hersh, Age 55
Managing Director and Chief Scientist

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

Jeffrey R. Spirn, Ph.D., Age 54
Vice President, Research and Development

           Dr. Spirn joined ANTs software inc. March 2000, and became Director of Engineering in February 2001 and was promoted to Vice President of Research and Development in September 2001. Before joining ANTs, Dr. Spirn was a software architect at Oracle, where he worked on application server, naming, and multithreading issues. Prior to that, he worked for Sun Microsystems and in the HP and DEC research labs. Before his industrial career, Dr. Spirn was a Computer Science Professor at Brown and Penn State Universities, and held visiting positions at Bell Laboratories and the University of Hawaii. During this period, he published one book and many technical articles on network and operating system design and performance modeling. Dr. Spirn holds a Ph.D. in Electrical Engineering/Computer Science from Princeton University, and a B.S. in Electrical Engineering from M.I.T.

Girish Mundada, Age 35
Vice President, Engineering

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

George Arabian, Age 51
Executive Vice President, Marketing and Business Development

            George R. Arabian joined the Company as a consultant in May 2001. Mr. Arabian's expertise extends across the business planning, marketing and business development functions; having participated in three IPO's through his career. Mr. Arabian is a founding partner in a valuation accelerator, whodoweknow.com, a company founded specifically to help technology-based start-ups accelerate their time to market. He is also co-founder of KidsSportsNetwork, the first and only kid empowered sports entertainment network and esolo, an outsource provider of marketing solutions to the business market. Previously, Mr. Arabian was a Vice President of Business Development at NetObjects Inc., during which time he was responsible for the development and management of the strategic relationships for NetObjects, with partners ranging from IBM and Novell to such internet partners as Verio, Netscape, Excite and CNET. Prior to joining NetObjects, Mr. Arabian was the Director of Sales at America Online (AOL). Mr. Arabian's earlier positions include Vice President of Sales at Orchid Technology and Director of Worldwide Sales for Proxim, Inc.; both companies successfully completed IPOs during his tenure.

Steven Messino, Age 51
Vice President, Sales

            Steven Messino joined the Company as a consultant in January 2003. Steven Messino has more than 25 years of executive management experience in the creation of strategic partnerships, business planning and development, sales, strategic marketing and process implementation as well as customer service both domestic and international. His focus has been within the computer software industry and its internet and ecommerce derivatives. As a consultant, Mr. Messino has assisted over a dozen companies in an executive capacity with the design, development, financing and implementation of their business. He established a significant number of corporate strategic partnerships, which resulted in technology transfers, new product distribution channels, financings, and M&A. Mr. Messino built his career in sales, marketing and service at Sun Microsystems as a founding member of the SunSoft subsidiary, and at Digital Equipment marketing the #1 multi-function office system in the industry

Board of Directors

            Our Bylaws provide that the Board of Directors is divided into three classes, each nearly as equal in number as possible, so that each director will serve for three years, with one class of directors being elected each year. The Board is currently comprised of two Class 1 Directors, one Class 2 Director and two Class 3 Directors. The terms of the Class 1, Class 2 and Class 3 Directors expire at the end of each respective three-year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each fiscal year. The term of the present Class 3 Directors ends at the annual meeting of the stockholders for the year ending December 31, 2002.

Board Committees

            The Company has an Audit Committee, which consists of Thomas Holt and John R. Gaulding. Dr. Clive G. Whittenbury resigned as a Director of the Company and a member of the Audit Committee on March 3, 2002. This committee, among other things, reviews the annual audit with the Company's independent accountants. In addition, the audit committee will make annual recommendation to the Board of Directors for the appointment of auditors for the following fiscal year. The Company's Board of Directors has determined that the Company has at least one audit committee financial expert on its Audit Committee. Mr. John Gaulding, the audit committee financial expert, is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

            The Company also has a Compensation Committee, which was formed in June 2001 and consists of Homer G. Dunn and John R. Gaulding. This committee, among other things, reviews the compensation policies applicable to our senior officers.

Compliance with Section 16(a) of the Exchange Act of 1934

            To the best of our knowledge, all our officers, directors and 10% shareholders timely filed the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2002.

Item 10. Executive Compensation

Summary Compensation Table

           This Table sets forth the annual compensation for the three most recent completed fiscal years and the transition period from May 1, 2000 to December 31, 2000 (the "Transition Period") of the named executive officers who were serving as executive officers during the last completed fiscal year or at the end of the last completed fiscal year.

                                             Annual compensation                                Long term compensation
                                ----------------------------------------------- ----------------------------------------------------
                                                                                          Award                     Payouts
                                                                                ----------------------------------------------------
                                                                                                Securities
                                                                 Other Annual    Restricted     underlying      LTIP     All other
Name and principal position     Year      Salary      Bonus      compensation   stock award(s)  options/SARs   payouts  compensation
------------------------------------------------------------------------------------------------------------------------------------

Francis K. Ruotolo              2002      $194,950         $0
                                                                                                   20,000
Chief Executive Officer         2001      $362,473   $400,000                                     982,500
President and Chairman          2000 (1)                   --          --             --           25,000        --
of the Board                    2000            --         --          --             --                         --           --

Clifford Hersh                  2002      $128,683         $0                                      20,000
Managing Director               2001      $200,000    $10,000                                     144,000
and Chief Scientist             2000 (1)  $133,333         --          --             --          120,000        --           --
                                2000      $200,000         --          --             --               --        --           --

Kenneth Ruotolo                 2002      $118,389                                                 80,680
Secretary, Chief                2001      $106,666                                                239,320                $61,600 (2)
Financial Officer and
Executive Vice                  2000 (1)        --         --          --             --               --        --           --
President of Finance and
Operations                      2000            --         --          --             --               --        --           --

Jeff Spirn                      2002      $104,883         $0                                      70,000
Vice President, Research and    2001      $155,833     $2,186                                      60,000
Development                     2000(1)         --        --          --             --            60,000        --           --
                                2000            --        --          --             --                --        --           --

(1) Represents the Transition Period from May 1, 2000 to December 31, 2000.

(2) Represents compensation for consulting services rendered by Mr. Kenneth Ruotolo before he became an employee of the Company.

Option/SAR grants in the Last Fiscal Year

           The following table sets forth certain information concerning grants of options and warrants to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

                           Number of
                           securities
                           underlying       Percent of total options/
                         options/ SARs      SARs granted to employees       Per share
Name                        granted            in fiscal year (1)       exercise price (2)     Expiration date
--------------------------------------------------------------------------------------------------------------
Francis K. Ruotolo           20,000                   3.92                    $0.52               8/6/2012
Kenneth Ruotolo              60,680                   11.91                   $1.90               4/09/2012
Kenneth Ruotolo              20,000                   3.92                    $0.52               8/06/2012
Clifford Hersh (3)           20,000                   3.92                    $0.52               8/06/2012
Jeff Spirn                   50,000                   9.81                    $1.90               4/09/2012
Jeff Spirn                   20,000                   3.92                    $0.52               8/06/2012

(1) During the fiscal year ended December 31, 2002, the Company granted to its employees options covering 509,690 shares of Common Stock.
(2) The exercise price is equal to the closing sale price of the Common Stock of the Company traded on the Over the Counter Bulletin Board on the grant date.
(3) We agreed to extend the period during which Mr. Hersh could exercise his warrant to purchase 400,000 shares of common stock from March 17, 2002 to May 31, 2003. Such warrant has not been included in this table.

Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

           The following table sets forth information concerning the number and value of shares of common stock underlying the unexercised options and warrants held by the named executive officers as of December 31, 2002. The table also sets forth the value realized upon the exercise of stock options and warrants during the last fiscal year which is calculated based on the fair market value of our common stock on the date of exercise, as determined by the closing price of our common stock as traded on the Over-The-Counter Bulletin Board, less the exercise price paid for the shares. The value of unexercised in-the-money options and warrants represents the positive spread between the exercise price of the stock options and the fair market value of our common stock as of December 31, 2002, which was $0.80 per share.

                   Aggregated Option/Warrant Exercises in 2002
                    and Fiscal Year-End Option/Warrant Values

                                 Shares
                                Acquired                             Number of Securities               Value of Unexercised
                                   on                               Underlying Unexercised             In-the-Money Options at
                                Exercise            Value           Options at Year-End(#)                 Year-End($)(2)
Name                               (#)         Realized($)(1)    Exercisable      Unexercisable     Exercisable      Unexercisable
----------------------------------------------------------------------------------------------------------------------------------
Francis K. Ruotolo............       --           $    --          1,027,500          --              $   5,600         $    --
Kenneth Ruotolo...............       --                --            320,000          --                  5,600              --
Clifford Hersh (3)............  100,000           181,000            784,000          --                280,600              --
Jeff Spirn....................       --                --            190,000          --                  5,600              --

(1) Calculated by multiplying the number of shares acquired on exercise by the difference between the fair market value of the shares on the date of exercise and the exercise price.
(2) Calculated by determining the difference between the fair market value of our common stock as of December 31, 2002 and the exercise price of the option.
(3) During the first quarter of 2002, Mr. Hersh exercised a warrant to purchase 100,000 shares of common stock for the aggregate amount of $25,000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership by Beneficial Owners

            The following table sets forth, as of February 14, 2003, information regarding ownership of our common stock by any person or entity, known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock. The percentages are calculated on the basis of the amount of outstanding shares of Common Stock on February 14, 2003 which is 23,274,288 plus, for each person, any securities that person has the right to acquire within 60 days following February 14, 2003 pursuant to options or warrants.

                                                                                       Amount and Nature of
               Name and Address of Beneficial Owner                                    Beneficial Ownership    Percent of Class
               ------------------------------------                                    --------------------    ----------------
Donald R. Hutton, 10995 Boas Road
Sidney, B. C. Canada V8L 5J1...............................................               3,502,500 (1)             15.05

Alison B. Hicks, 10995 Boas Road                                                          3,502,500 (2)             15.05
Sidney, B. C. Canada V8L 5J1..............................................

Whistler Design, 94 Dowdeswell Street
Box N-75-71, Nassau..........................................................             2,502,500                 10.75

(1) Includes 600,000 shares of Common Stock owned by Mr. Hutton, 2,502,500 shares of Common Stock in the name of Whistler Design, controlled by Mr. Hutton, 400,000 shares of Common Stock in the name of Ms. Alison B. Hicks, Mr. Hutton's spouse; does not include 90,000 shares of Common Stock which Mr. Hutton held in joint tenancy with Ms. Josephine C. Hutton and for which Mr. Hutton has disclaimed any beneficial interest in or ownership of such shares.
(2) Includes 400,000 shares of Common Stock owned by Ms. Hicks, 2,502,500 shares of Common Stock in the name of Whistler Design, controlled by Donald R. Hutton, Ms. Hicks' spouse, and 600,000 shares of Common Stock in the name of Mr. Hutton; does not include 90,000 shares of Common Stock which Mr. Hutton held in joint tenancy with Ms. Josephine C. Hutton and for which Mr. Hutton has disclaimed any beneficial interest in or ownership of such shares.

Security Ownership by Directors and Executive Officers

           The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of February 14, 2003, by each of our directors and executive officers. The table also shows the beneficial ownership of our stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of Common Stock. The percentages are calculated on the basis of the amount of outstanding shares of Common Stock on February 14, 2003 which is 23,274,288 plus, for each person, any securities that person has the right to acquire within 60 days following February 14, 2003 pursuant to options or warrants.

                                                      Shares of
                                                      Common Stock         Percent
         Name and Address of Beneficial Owner (1)     Beneficially Owned   of Class
         ----------------------------------------     ------------------   --------
      Directors and Nominees for Director
         Francis K. Ruotolo ..........................   1,027,500(2)        4.23
         Thomas Holt .................................      90,000(3)           *
         John R. Gaulding ............................      90,000(4)           *
         Homer G. Dunn ...............................      90,000(5)           *
         Papken S. Der Torossian .....................      90,000(6)           *

       Executive Officers
         Clifford Hersh ..............................     784,000(7)        3.26
         Jeffrey Spirn ...............................     190,000(8)           *
         Kenneth Ruotolo .............................     320,000(9)        1.36
         8 directors and executive officers as a group   2,681,500          10.33

            * means less than 1%
            (1) Unless otherwise indicated, the address of each director and officer is c/o ANTs software inc., 801 Mahler Road, Suite G, Burlingame, CA 94010.
            (2) Includes a Warrant to purchase up to 25,000 shares of Common Stock, an Option to purchase up to 750,000 shares of Common Stock, an Option to purchase up to 155,000 shares of Common Stock, an Option to purchase up to 77,500 shares of Common Stock, and an Option to purchase up to 20,000 shares of Common Stock. Mr. Ruotolo can acquire 25,000 shares of Common Stock under his Warrant and 1,002,500 shares of Common Stock under his Options in the next 60 days.
            (3) Includes an Option to purchase up to 50,000 shares of Common Stock, a second Option to purchase up to 25,000 shares of Common Stock, and a third Option to purchase up to 15,000 shares of Common Stock. Mr. Holt can acquire 83,031 shares of Common Stock under his Options in the next 60 days. Mr. Holt may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. The address of Mr. Holt is: c/o Lucent Technologies, 600 Mountain Ave, Murray Hill, NJ 07059..
            (4) Includes an Option to purchase up to 75,000 shares of Common Stock and a second Option to purchase up to 15,000 shares of Common Stock. Mr. Gaulding can acquire 83,121 shares of Common Stock under his Options in the next 60 days. Mr. Gaulding may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. 115 Margarita Dr., San Rafael, CA 94901.
            (5) Includes an Option to purchase up to 75,000 shares of Common Stock and a second Option to purchase up to 15,000 shares of Common Stock. Mr. Dunn can acquire 83,121 shares of Common Stock from his Options in the next 60 days. Mr. Dunn may also purchase the remaining shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. The address of Mr. Dunn is: c/o Evant Inc. 235 Montgomery Street, San Francisco, CA 94104.
            (6) Includes an Option to purchase up to 75,000 shares of Common Stock and a second Option to purchase up to 15,000 shares of Common Stock. Mr. Der Torossian can acquire 83,121 shares of Common Stock under his Options in the next 60 days. Mr. Der Torossian may also purchase the remaining shares under his Option at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares. The address of Mr. Der Torossian is 21978 Via Regina, Saratoga, CA 95070.
            (7) Includes two fully vested Warrants to purchase an aggregate of up to 500,000 shares of Common Stock, an Option to purchase up to 120,000 shares of Common Stock, a second Option to purchase up to 72,000 shares of Common Stock, a third Option to purchase up to 72,000 shares of Common Stock and a fourth Option to purchase up to 20,000 shares of Common Stock. Mr. Hersh may acquire 500,000 shares of Common Stock under his Warrants in the next 60 days. Mr. Hersh may acquire 260,639 shares of Common Stock under his Options in the next 60 days. Mr. Hersh may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares.
            (8) Includes a Warrant to purchase up to 50,000 shares of Common Stock, an Option to purchase up to 10,000 shares of Common Stock, a second Option to purchase up to 40,000 shares of Common Stock, a third Option to purchase up to 10,000 shares of Common Stock, a fourth Option to purchase up to 10,000 shares of Common Stock, a fifth Option to purchase up to 50,000 shares of Common Stock, and a sixth Option to purchase up to 20,000 shares of Common Stock. Mr. Spirn may acquire 50,000 shares of Common Stock under his Warrant in the next 60 days. Mr. Spirn may acquire 94,984 shares of Common Stock under his Options in the next 60 days. Mr. Spirn may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares.
            (9) Includes an Option to purchase up to 10,000 shares of Common Stock (of which 660 have been forfeited), a second Option to purchase up to 30,000 shares of Common Stock (of which 10,020 have been forfeited), a third Option to purchase up to 175,000 shares of Common Stock, a fourth Option to purchase up to 17,500 shares of Common Stock, a fifth Option to purchase up to 17,500 shares of Common Stock and sixth Option to purchase up to 60,680 shares of Common Stock and a seventh to purchase up to 20,000 shares of Common Stock. Mr. Ruotolo may acquire 213,140 shares of Common Stock under his Options within the next 60 days. Mr. Ruotolo may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to our right to repurchase unvested shares.

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

Item 13. Exhibits and Reports on form 8-K.

      (a)   Exhibits

            3.1 Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            3.2   Amended and Restated Bylaws of the Company, as listed in
                  Exhibit 3.2 to the Company's 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
            10.1  2000 Stock Option Plan of the Company, as listed in Exhibit
                  10.1 to the Company's 10-KSB filed on March 28, 2002, is hereby incorporated by reference.
            10.2 Agreement and Plan of Merger dated December 8, 2000 between ANTs software inc. and ANTs software.com, as listed in Exhibit
                  10.2 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.3 Settlement Agreement and Full Release of All Claims dated January 11, 2001, between the Company and Frederick D. Pettit, as listed in Exhibit 10.3 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.4 Separation Agreement dated January 8, 2001, between the Company and Francis K. Ruotolo, as listed in Exhibit 10.4 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.5 Form of Indemnification Agreement signed with officers and directors of the Company, as listed in Exhibit 10.5 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.6 Registration Agreement between the Company and Karen Buechler and Eric Scott Buechler dated September 15, 2000, as listed in
                  Exhibit 10.6 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.7 Registration Agreement between the Company and Arcade Investment Limited dated September 7, 2000, as listed in
                  Exhibit 10.7 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.8 Amended Agreement between the Company and Arcade Investment dated October 6, 2000, as listed in Exhibit 10.8 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.9 Form of Registration Agreement between the Company and each of Discount Bank and Trust Company, Lemanik Sicav Convertible Bond, and Pershing Keen Nominees, as listed in Exhibit 10.9 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            23.1  Letter of Consent from Auditor Burr, Pilger & Mayer, LLP.
            99.1 Certification of ANTs software inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

      (b) Reports on Form 8-K

      On October 24, 2002 and October 30, 2002, we filed on Forms 8-K and 8-K/A respectively a letter addressed to our shareholders bringing them up to date on our progress.

Item 14. Controls and Procedures

      As of February 12, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of February 12, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to February 12, 2003.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of the 21st day of March 2003 by the undersigned, thereunto duly authorized.

                                   ANTs software inc.


                                   By        /s/ Francis K. Ruotolo
                                             -------------------------------
                                   Francis K. Ruotolo, Chairman,
                                   Chief Executive Officer and President

           In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 21, 2003.

                                   By        /s/ Francis K. Ruotolo
                                             -------------------------------
                                   Francis K. Ruotolo, Chairman,
                                   Chief Executive Officer and President

                                   Date      March 21, 2003


                                   By        /s/ Kenneth Ruotolo
                                             -------------------------------
                                   Kenneth Ruotolo, Secretary and
                                   Chief Financial Officer

                                   Date      March 21, 2003


                                   DIRECTORS


                                   By        /s/ Francis K. Ruotolo
                                             -------------------------------
                                   Francis K. Ruotolo, Chairman of the Board
                                   Of Directors

                                   Date      March 21, 2003


                                   By        /s/ Papken S. Der Torossian
                                             -------------------------------
                                   Papken S. Der Torossian, Director

                                   Date      March 21, 2003

                                   By        /s/ Homer G. Dunn
                                             -------------------------------
                                   Homer G. Dunn, Director

                                   Date      March 21, 2003


                                   By        /s/ John R. Gaulding
                                             -------------------------------
                                   John R. Gaulding, Director

                                   Date      March 21, 2003


                                   By        /s/ Thomas Holt
                                             -------------------------------
                                   Thomas Holt, Director

                                   Date      March 21, 2003


CERTIFICATIONS


I, Francis K. Ruotolo, certify that:


      1. I have reviewed this annual report on Form 10-KSB of ANTs software inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003                          /s/ Francis K. Ruotolo
                                          -----------------------------------
                                          Francis K. Ruotolo, Chairman,
                                          Chief Executive Officer and President

I, Kenneth Ruotolo, certify that:

      1. I have reviewed this annual report on Form 10-KSB of ANTs software inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003                           /s/ Kenneth Ruotolo
                                          -----------------------------------
                                          Kenneth Ruotolo
                                          Chief Financial Officer and Secretary

                               ANTS SOFTWARE INC.
                               ------------------

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                 for the years ended December 31, 2002 and 2001

                               ANTS SOFTWARE INC.
                               ------------------

                                    CONTENTS

                                                                            Page

Independent Auditors' Report                                                   1

Balance Sheets                                                                 2

Statements of Operations                                                       3

Statements of Stockholders' Equity                                             4

Statements of Cash Flows                                                       5

Notes to Financial Statements                                               6-16

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ANTs software inc.

We have audited the balance sheets of ANTs software inc. (the Company), a Delaware corporation, as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has incurred losses since inception and expects to fully utilize its existing cash prior to December 31, 2003. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Burr, Pilger & Mayer LLP
San Francisco, California
February 23, 2003

                               ANTS SOFTWARE INC.
                                 BALANCE SHEETS
                           December 31, 2002 and 2001

                                  ------------

                                     ASSETS                                    2002            2001
                                                                           ------------     ------------
Current assets:
 Cash                                                                      $    946,957     $    734,319
 Prepaid insurance                                                               53,597          139,208
 Prepaid expenses                                                                   800           22,931
                                                                           ------------     ------------
    Total current assets                                                      1,001,354          896,458
                                                                           ------------     ------------

Property and equipment, net                                                     382,358          455,753
                                                                           ------------     ------------
Other assets - security deposits                                                  5,100            5,100
                                                                           ------------     ------------
    Total assets                                                           $  1,388,812     $  1,357,311
                                                                           ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                          $     36,263     $     44,443
 Accrued expenses
                                                                                     --           66,598
 Accrued legal fees                                                              38,736          112,199
 Note payable - former officer, current portion                                  75,000           75,000
 Other current liability
                                                                                     --          125,000
                                                                           ------------     ------------
    Total current liabilities                                                   149,999          423,240
                                                                           ------------     ------------
Long-term note payable - former officer, net of current portion                  75,000          150,000
                                                                           ------------     ------------
    Total liabilities                                                           224,999          573,240
                                                                           ------------     ------------

Commitment and contingencies (see note 9)

Stockholders' equity:
 Common stock, $0.0001 par value; 100,000,000 shares authorized;
  23,240,788 and 16,731,552 shares issued and outstanding, respectively           2,324            1,674
 Notes receivable from officer for stock purchases                              (90,000)        (135,000)
 Additional paid-in capital (see note 7)                                     27,425,424       22,786,441
 Accumulated deficit (see note 7)                                           (26,173,935)     (21,869,044)
                                                                           ------------     ------------
    Total stockholders' equity                                                1,163,813          784,071
                                                                           ------------     ------------
Total liabilities and stockholders' equity                                 $  1,388,812     $  1,357,311
                                                                           ============     ============

   The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                            STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2002 and 2001

                                  ------------

                                                     2002            2001
                                                 ------------    ------------
Selling, general and administrative expenses     $  2,282,303    $  3,688,927
Research and development expenses                   2,040,452       2,185,321
                                                 ------------    ------------
    Loss from operations                            4,322,755       5,874,248
                                                 ------------    ------------

Other income (expense):
 Interest income                                       24,722          74,095
 Loss on disposal of equipment                         (6,775)             --
 Interest expense                                         (83)        (10,819)
 Other income                                              --           4,778
                                                 ------------    ------------
    Other income, net                                  17,864          68,054
                                                 ------------    ------------
    Net loss                                     $ (4,304,891)   $ (5,806,194)
                                                 ============    ============

Basic and diluted net loss per common share      $      (0.22)   $      (0.39)
                                                 ============    ============

Shares used in computing basic and diluted net
 loss per share                                    19,408,818      15,028,976
                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 2002 and 2001

                                                                                          Notes
                                                                                        Receivable
                                               Common Stock               Common       from Officers
                                        ---------------------------       Stock         for Stock
                                           Shares         Amount        Subscribed      Purchases
                                        ------------   ------------    ------------    ------------
Balance, December 31, 2000                13,082,038   $     13,082    $  1,815,000    $   (180,000)
                                        ------------   ------------    ------------    ------------
Prior period adjustment for reduction
  in stock compensation (see note 7)              --             --              --              --
Balance, December 31, 2000, as
  Restated                                13,082,038         13,082    $  1,815,000    $   (180,000)
                                        ------------   ------------    ------------    ------------
Proceeds from private placements,
  net of commissions                       2,150,014            215              --              --
Subscribed stock issued                      925,000             93      (1,815,000)             --
Warrants exercised                           107,000             11              --              --
Options exercised through cash
  consideration                                3,000             --              --              --
Options exercised through
  non-cash consideration                      27,000              3              --              --
Reclassification of treasury stock to
  common stock                                    --             --              --              --
Officer note forgiveness                          --             --              --          45,000
Change of par value on common stock               --        (11,774)             --              --
Common stock issued in settlement
  of lawsuit                                 400,000             40              --              --
Stock issued in settlement of note
  payable to former officer                   37,500              4              --              --
Equity compensation recognized
  on vested portion of
  non-employee option grants                      --             --              --              --
Net loss                                          --             --              --              --
                                        ------------   ------------    ------------    ------------
Ending balance, December 31, 2001         16,731,552   $      1,674    $         --    $   (135,000)
                                        ============   ============    ============    ============
Proceeds from private placements,
  net of commissions                       3,420,600            342              --              --
Warrants exercised through cash
  consideration                            2,042,370            204              --              --
Stock issued from prior-year
  warrant exercise (see note 6)              500,000             50              --              --
Options exercised through cash
  Consideration                                3,600             --              --              --
Options exercised through
  non-cash consideration                      15,000              2              --              --
Promissory note converted                    266,666             26              --              --
Common stock issued in settlement
  of legal fees                              125,000             12              --              --
Officer note forgiveness                          --             --              --          45,000
Stock issued in settlement of note
  payable to former officer                  136,000             14              --              --
Equity compensation recognized
  on expiration date change
  non-employee option grants                      --             --              --              --
Compensation expense recognized
  on vested portion of
  non-employee option grants                      --             --              --              --
Net loss                                          --             --              --              --
                                        ------------   ------------    ------------    ------------
Ending balance, December 31, 2002         23,240,788   $      2,324    $         --    $    (90,000)
                                        ============   ============    ============    ============

                                                         Additional
                                          Treasury         Paid-in       Accumulated
                                            Stock          Capital         Deficit          Total
                                        ------------    ------------    ------------    ------------
Balance, December 31, 2000              $   (121,078)   $ 18,804,974    $(17,604,958)   $  2,727,020
                                        ------------    ------------    ------------    ------------
Prior period adjustment for reduction
  in stock compensation (see note 7)              --      (1,542,108)      1,542,108              --
Balance, December 31, 2000, as
  Restated                              $   (121,078)   $ 17,262,866    $(16,062,850)   $  2,727,020
                                        ------------    ------------    ------------    ------------
Proceeds from private placements,
  net of commissions                              --       2,765,535              --       2,765,750
Subscribed stock issued                           --       1,814,907              --              --
Warrants exercised                                --         120,989              --         121,000
Options exercised through cash
  consideration                                   --           8,250              --           8,250
Options exercised through
  non-cash consideration                          --          61,797              --          61,800
Reclassification of treasury stock to
  common stock                               121,078        (121,078)             --              --
Officer note forgiveness                          --              --              --          45,000
Change of par value on common stock               --          11,774              --              --
Common stock issued in settlement
  of lawsuit                                      --         296,421              --         296,461
Stock issued in settlement of note
  payable to former officer                       --          74,996              --          75,000
Equity compensation recognized
  on vested portion of
  non-employee option grants                      --         489,984              --         489,984
Net loss                                          --              --      (5,806,194)     (5,806,194)
                                        ------------    ------------    ------------    ------------
Ending balance, December 31, 2001       $         --    $ 22,786,441    $(21,869,044)   $    784,071
                                        ============    ============    ============    ============
Proceeds from private placements,
  net of commissions                              --       2,041,653              --       2,041,995
Warrants exercised through cash
  consideration                                   --         982,066              --         982,270
Stock issued from prior-year
  warrant exercise (see note 6)                   --         124,950              --         125,000
Options exercised through cash
  Consideration                                   --           2,760              --           2,760
Options exercised through
  non-cash consideration                          --          31,798              --          31,800
Promissory note converted                         --         199,974              --         200,000
Common stock issued in settlement
  of legal fees                                   --          86,266              --          86,278
Officer note forgiveness                          --              --              --          45,000
Stock issued in settlement of note
  payable to former officer                       --          67,986              --          68,000
Equity compensation recognized
  on expiration date change
  non-employee option grants                      --         525,635              --         525,635
Compensation expense recognized
  on vested portion of
  non-employee option grants                      --         575,895              --         575,895
Net loss                                          --              --      (4,304,891)     (4,304,891)
                                        ------------    ------------    ------------    ------------
Ending balance, December 31, 2002       $         --    $ 27,425,424    $(26,173,935)   $  1,163,813
                                        ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                            STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2002 and 2001

                                  ------------

                                                                                       2002           2001
                                                                                   -----------    -----------
Cash flows from operating activities:
 Net loss                                                                          $(4,304,891)   $(5,806,194)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation/Amortization                                                            134,796        127,375
  Compensation expense recognized on option and warrant extensions                     525,635             --
  Compensation expense recognized on options granted to non-employees                  575,895        489,984
  Stock compensation from exercise of options                                           31,800         61,800
  Loss (gain) on sale of fixed assets                                                    6,775         (2,985)
  Forgiveness of notes and interest receivable from officers for stock purchases        45,000         64,260
  Common stock issued in settlement of litigation                                           --        137,235
  Compensation expense recognized in form of notes
    payable to former officer                                                               --        300,000
 Changes in operating assets and liabilities:
  Prepaid insurance and expenses                                                       107,745        (73,592)
  Accounts payable, accrued expenses and other current liabilities                     (74,780)         4,989
  Accrued legal fees                                                                    12,814         12,683
  Other assets - security deposits                                                          --         (1,400)
                                                                                   -----------    -----------
    Net cash used in operating activities                                           (2,939,211)    (4,685,845)
                                                                                   -----------    -----------
Cash flows from investing activities-purchase of property and equipment
            Purchases of property and equipment                                        (69,526)       (53,939)
            Proceeds from sale of fixed assets                                           1,350             --
                                                                                   -----------    -----------
                        Net cash used in investment activities                         (68,176)       (53,939)
                                                                                   -----------    -----------
Cash flows from financing activities:
 Proceeds from private placements net of commissions                                 2,041,995      2,765,750
 Proceeds from exercise of warrants net of commissions                                 982,270        121,000
 Proceeds from exercise of options                                                       2,760          8,250
 Proceeds from convertible promissory note                                             200,000             --
 Partial payment of note payable to former officer                                      (7,000)       (29,981)
                                                                                   -----------    -----------
    Net cash provided by financing activities                                        3,220,025      2,865,019
                                                                                   -----------    -----------
Net increase (decrease) in cash                                                        212,638     (1,874,765)
                                                                                   -----------    -----------
Cash at beginning of period                                                            734,319      2,609,084
                                                                                   -----------    -----------
Cash at end of period                                                              $   946,957    $   734,319
                                                                                   ===========    ===========

NON-CASH FINANCING ACTIVITY:
Conversion of accrued legal fees to common stock                                   $    86,278    $   159,226
Conversion of current portion of note payable to former officer to common stock         68,000         75,000
Conversion of promissory notes to common stock                                         200,000
Conversion of other current liability to common stock                                  125,000

   The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

1.     The Company and its Significant Accounting Policies

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

       Research and Development Expenses

       Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.

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

                               ANTS SOFTWARE INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                  ------------

1.     Significant Accounting Policies, continued

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

       Stock-Based Compensation

       At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 13. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

       The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                               2002           2001
                                                                           -----------    -----------
              Net loss, as reported                                        $(4,304,891)   $(5,806,194)
              Less: Stock-based employee compensation expense determined
              under the fair-value based method                             (2,658,705)    (4,044,007)
              Net loss, pro forma                                          $(6,963,596)   $(9,850,201)
                                                                           ===========    ===========
       Basic and diluted loss per share:
              As reported                                                  $     (0.22)   $     (0.39)
                                                                           ===========    ===========
              Pro forma                                                    $     (0.36)   $     (0.66)
                                                                           ===========    ===========

       The weighted average fair value of options granted during the periods ended December 31, 2002 and 2001 were $2.24 and $2.47, respectively. The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for the periods ended December 31, 2002 and 2001, respectively.

                               ANTS SOFTWARE INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                  ------------

1.     Significant Accounting Policies, continued

                                           December 31, 2002   December 31, 2001
                                           -----------------   -----------------
       Interest rate                         3.22% - 5.20%       4.10% - 5.20%

       Dividend yield                             0%                  0%
       Expected volatility                  99.60% - 148.10%   101.60% - 208.50%
       Expected life in years                1 - 9.61 years    0.2 - 7.83 years

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

       Recent Accounting Pronouncements

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

       The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

2.     Related Party Transactions-Note Receivable and Payable to Former Officer

       The Company entered into an agreement (the "Agreement") with a former officer, effective as of January 11, 2001, in which the Company agreed to forgive, on August 4, 2001 and on each year anniversary thereafter, $45,000 of the principal amount and all accrued interest on a loan made to the former officer in August 1999 in the original amount of $225,000. During 2002 and 2001, the Company forgave $45,000 of the loan balance each year and $18,112 and $14,400, respectively, in accrued interest receivable. The aggregate amount receivable at December 31, 2002 and 2001 was $90,000 and $135,000, respectively.

                               ANTS SOFTWARE INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                  ------------

2. Related Party Transactions-Note Receivable and Payable to Former Officer, continued

       The Company also agreed, pursuant to the Agreement, to pay the former officer the sum of $300,000, payable in four $75,000 installments, starting on August 4, 2001 and on each year anniversary thereafter, without interest. In August, 2001, in lieu of the $75,000 August 4, 2001 cash payment due, the former officer subscribed for 37,500 units with each unit consisting of one (1) share of common stock of the Company and a warrant to purchase one share of common stock of the Company at a per share price of four dollars ($4.00), exercisable until December 31, 2001. All of these warrants expired without exercise. In July 2002, the Company paid $7,000 towards the $75,000 current portion of the note payable, due August 4, 2002 to the former officer. In September 2002, the former officer subscribed for 136,000 C Units with each C Unit consisting of one
       (1) share of common stock of the Company, and a warrant to purchase one share of common stock of the Company at a per share price of seventy-five cents ($0.75), exercisable until August 30, 2003. The C Units were issued in lieu of the remaining $68,000 cash payment due on the current portion of the note payable to the former officer. The aggregate amount payable at December 31, 2002 and 2001 was $150,000 and $225,000 respectively.

3.     Property and Equipment

       Property and equipment are summarized by major category as follows at December 31, 2002 and 2001:

                                                            2002         2001
                                                         ---------    ---------

       Computers and software                            $ 670,682    $ 619,708
       Furniture and fixtures                               29,386       27,960
       Leasehold Improvements                                9,000           --
                                                         ---------    ---------

       Less: accumulated depreciation and amortization    (326,710)    (191,915)
                                                         ---------    ---------

       Property and equipment, net                       $ 382,358    $ 455,753
                                                         =========    =========

       Depreciation included in the statements of operations amounted to $134,796, and $127,375 for the years ended December 31, 2002 and 2001, respectively.

4.     Other Current Liability

       In January 2001, the British Columbia Securities Commission (the Commission) requested information regarding the distribution of securities to British Columbia residents to ensure that such distributions were made in compliance with the British Columbia Securities Act. During 2001, the Company received $125,000 from an individual investor who the Company believed to be a Canadian citizen for the exercise of 500,000 warrants. Due to the pending inquiry the Company was prohibited from issuing the shares until the Commission completed its inquiry. In October 2001, the Commission decided not to take formal action against the Company. As of December 31, 2001, these shares had not yet been issued. The balance of $125,000 was recorded as an other current liability at December 31, 2001. These shares were issued in the first quarter of 2002 at which time it was determined that the investor was not a Canadian citizen.

5.     Income Taxes

       The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Due to the Company's loss position for the periods ended December 31, 2002 and 2001, there was no provision for income taxes during these periods.

                               ANTS SOFTWARE INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                  ------------

5.     Income Taxes, continued

       A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the asset based upon the lack of profitability and the uncertainty of future profitability.

       The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2002 and 2001 are as follows:

                                                2002           2001
                                            -----------    -----------
       Deferred tax assets:
         Net operating loss carryforwards   $ 6,760,000    $ 7,237,356
         Less valuation allowance            (6,760,000)    (7,237,356)
                                            -----------    -----------

              Net deferred tax asset                 --             --
                                            ===========    ===========

       The Company has Federal and California net operating loss (NOL) carryforwards totaling approximately $17.3 million and $15.7 million, respectively, as shown below. At December 31, 2002 the Company had NOL carryforwards for tax purposes expiring as follows:

       Year Expires                          Federal         State

          2003                            $   516,000    $        --
          2004                                695,000        339,000
          2005                                     --        604,000
          2006                                     --      1,723,000
          2008                                235,000             --
          2009                                 51,000             --
          2010                                  6,000             --
          2011                                166,000             --
          2012                                337,000      4,616,000
          2013                                     --      8,416,000
          2018                                601,000             --
          2019                              1,714,000             --
          2020                              4,596,000             --
          2021                              5,207,000             --
          2022                              3,172,000             --
                                          -----------    -----------

          Total loss carryforwards        $17,296,000    $15,698,000
                                          ===========    ===========

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

                               ANTS SOFTWARE INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                  ------------

6.     Stockholders' Equity, continued

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

       In the third quarter of 2001, the third of the four private offerings was completed with the sale of 126,500 units, at a price of $2 per unit, with each unit consisting of (i) one share of common stock, and (ii) a warrant to purchase one share of common stock at $4.00 per share and exercisable until December 31, 2001. The Company paid $7,800 in commissions in connection with this private placement.

       In the fourth quarter of 2001, the fourth of the four private offerings was completed with the sale of 1,085,997 units, at a price of $0.75 per unit, with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock at $1.00 per share and exercisable until December 31, 2002. The Company paid $17,950 in cash and authorized the issuance of 38,666 shares in lieu of cash in commissions in connection with this private placement. Of the authorized shares, 28,667 were issued during the fourth quarter of 2001, 3,333 shares were issued in February 2002, and the 6,666 remaining shares were issued in April 2002.

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

       In the first quarter of 2002, the first of four private offerings was completed with the sale of 726,644 A Units, at a price of $0.75 per unit (the "A Units"), with each A Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of one dollar ($1.00), exercisable until December 31, 2002. In connection with this offering, the Company paid $7,150 in cash and authorized the issuance of 31,498 shares in lieu of cash in commissions in connection with this private placement. Of the authorized shares, 6,500 were issued during the first quarter of 2002, 24,998 shares were issued in the second quarter of 2002. The gross proceeds of the offering were $544,983.

       In the second quarter of 2002, the second of the four private offerings was completed with the sale of 1,126,008 A Units and 46,666 B Units, at a price of $0.75 per B Unit (the "B Units"), with each B Unit consisting of
       (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of one dollar ($1.00), exercisable until June 30, 2003. In connection with this offering, the Company paid $31,000 and issued 14,000 A Units in commissions and finder's fees. The gross proceeds of the offering were $879,505.

                               ANTS SOFTWARE INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                  ------------

6.     Stockholders' Equity, continued

       In the third quarter of 2002, the third of the four private offerings was completed with the sale of 925,000 C Units, at a price of $.50 per unit (the "C Units"), with each C Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of seventy-five cents ($0.75), exercisable until August 30, 2003. In connection with this offering, the Company incurred a cash obligation of $19,375 and issued 40,750 C Units in commissions and finder's fees. The gross proceeds of the offering were $462,500. The Company also issued 33 B Units in connection with $25 received in the third quarter 2002 to complete an investment received in the second quarter 2002.

       In the fourth quarter of 2002, the fourth of the four private offerings was completed with the sale of 500,000 C Units. In connection with this offering, the Company incurred a cash obligation of $37,500 in commissions and finder's fees. The gross proceeds of the offering were $250,000. Also, through a discounted warrant offering, accredited investors exercised 1,942,370 warrants to purchase common stock, at a price of fifty cents ($0.50) per share. In connection with this offering, the Company incurred a cash obligation of $13,916 in commissions and finder's fees. The gross proceeds from the offering were $971,186.

       On or about March 11, 2002 and March 14, 2002 the Company sold to an accredited investor, through a private offering, two convertible promissory notes without interest in aggregate and a total principal face amount of $200,000. The two promissory notes were convertible at the option of the holder into B Units. On or about June 25, 2002, the investor converted both promissory notes into an aggregate of 266,666 B Units. The proceeds were used for general working capital purposes.

       In January 2001, the British Columbia Securities Commission (the Commission) requested information regarding the distribution of securities to British Columbia residents to ensure that such distributions were made in compliance with the British Columbia Securities Act. During 2001, the Company received $125,000 from an individual investor who the Company believed to be a Canadian citizen for the exercise of 500,000 warrants. Due to the pending inquiry the Company was prohibited from issuing the shares until the Commission completed its inquiry. In October 2001, the Commission decided not to take formal action against the Company. As of December 31, 2001, these shares had not yet been issued. The balance of $125,000 was recorded as an other current liability at December 31, 2001. These shares were issued in the first quarter of 2002 at which time it was determined that the investor was not a Canadian citizen.

       The Company agreed to extend the period during which a former officer could exercise two option grants to purchase a total of 220,000 shares of common stock and also agreed to extend the period during which the Company's current Chief Scientist could exercise a warrant to purchase 400,000 shares of common stock. A non-cash research and development expense totaling $525,635 was recognized during the first quarter of 2002.

       During the first quarter of 2002, the following equity transactions occurred: a former employee exercised an option to purchase 600 shares of common stock for the aggregate amount of $1,200; a former consultant exercised an option to purchase 15,000 shares of common stock and paid the exercise price, valued at $31,800, in services rendered, during the first quarter of 2002.

       During the second quarter of 2002, the Company's Chief Scientist exercised a warrant to purchase 100,000 shares of Common Stock for the aggregate amount of $25,000.

                               ANTS SOFTWARE INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                  ------------

6.     Stockholders' Equity, continued

       In July 2002, the Company paid $7,000 toward the $75,000 current portion of the note payable, due August 4, 2002 to a former officer. In September 2002, the former officer subscribed for 136,000 C Units. The C Units were issued in lieu of the remaining $68,000 cash payment due on the note payable to the former officer. For further information concerning this transaction, see note 2.

       During the fourth quarter of 2002, the following equity transactions occurred: a consultant exercised an option to purchase 3,000 shares of common stock for the aggregate amount of $1,560; and the Company entered into a settlement agreement effective September 27, 2002, with the law firm Hughes Hubbard & Reed LLP pursuant to which the Company agreed to issue 125,000 C Units in exchange for full satisfaction of accrued legal expenses totaling $86,278, which had been recorded in prior periods.

7.     Prior Period Adjustment

       The balance sheet accounts for additional paid-in capital and accumulated deficit, for the year ended December 31, 2001, have been restated to reflect changes to their balances resulting from a reduction in non-cash stock compensation recorded in relation to the implementation of the Financial Accounting Standards Board Interpretation No. 44 - "Accounting for Certain Transactions Involving Stock Compensation" during the year ended December 31, 2000.

       Set forth below is a comparison of the previously reported and restated accounts:

                                                       December 31, 2000
                                                As previously           As
                     Description                   reported          Restated
       ---------------------------------------  -------------      ------------
       Additional paid-in capital               $ 18,804,974       $ 17,262,866
       Accumulated deficit                      $(17,604,958)      $(16,062,850)
       Compensation expense - Warrant reprice   $  3,767,654       $  2,225,546
       Net loss                                 $  8,468,831       $  6,926,723
       Basic and diluted loss per share         $       0.67       $       0.54

8.     Per Share Data

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

       The computation of the basic and diluted net loss per share was a follows:

                                                      Loss           Shares      Per Share
                                                  (Numerator)     (Denominator)    Amount
                                                  -----------     -------------    ------
       Year ended December 31, 2002
            Basic and diluted loss per share      $(4,304,891)      19,408,818     $(0.22)
       Year ended December 31, 2001
            Basic and diluted loss per share      $(5,806,194)      15,028,976     $(0.39)

                               ANTS SOFTWARE INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                  ------------

8.     Per Share Data, continued

       At December 31, 2002, options and warrants for the purchase of 6,651,643 common shares at prices ranging from $.25 to $11.63 per share were antidilutive and therefore not included in the computation of diluted earnings per share.

       At December 31, 2001, options and warrants for the purchase of 6,316,455 common shares at prices ranging from $.25 to $11.63 per share were antidilutive and therefore not included in the computation of diluted earnings per share.

9.     Commitments and Contingencies

       The Company leases office space on a month-to-month basis at $6,000 per month. Total rental expense for all operating leases for the years ended December 31, 2002 and 2001 amounted to $89,000 and $82,797, respectively.

       The Company was a defendant in a case entitled Hubert P. Lauffs v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against us for breach of fiduciary duty. The plaintiff purported to base his cause of action on allegations that the Company and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff.

       In March 2000, the Company won this case on summary judgment. In April 2000, the plaintiff filed an appeal of the summary judgment ruling. On November 21, 2001, the Fourth District Court of Appeal ruled in our favor by affirming the Superior Court's March 2000 summary judgment. In September 1999, the Company had filed an action for malicious prosecution against Lauffs and his attorney seeking recovery of our legal fees incurred in connection with the proceedings. The Company entered into Settlement Agreements in December 2002, pursuant to which the plaintiffs agreed to pay us an aggregate of $400,000. Per an agreement the Company entered into with our attorneys on or about September 27, 2002, almost all of the money recovered will be paid to our attorneys.

10.    Concentration of Credit Risk-Cash

       The Company maintains a cash balance at a major financial institution in excess of the federally insured limit of $100,000 per institution. At December 31, 2002, the Company's uninsured cash balance totaled $875,809.

11.    Employee Benefit Plans

       The Company has a 401(k) Income Deferral Plan (the Plan) immediately open to all employees regardless of age or tenure with the Company. The Company may make a discretionary contribution to the Plan each year, allocable to all Plan participants. However, the Company elected to make no contributions for the years ended December 31, 2002 and 2001. Administrative fees for the plan totaled $4,285 and $2,850 for the years ended December 31, 2002 and 2001, respectively.

                               ANTS SOFTWARE INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                  ------------

12.    Warrants

       As of December 31, 2002, the Company had warrants to purchase 3,267,577 common shares outstanding. These securities give the holder the right to purchase shares of the Company's restricted common stock in accordance with the terms of the instrument as follows:

       Number of Warrants Issued   Exercise Price per Share   Year of Expiration
       -------------------------   ------------------------   ------------------
               2,156,583                 $0.25 - $0.75            2003 - 2004
                 698,660                 $1.00 - $1.12            2003 - 2007
                 175,000                 $2.75 - $4.00               2005
                 119,000                     $5.50                   2005
                  53,334                 $7.25 - $8.25            2005 - 2006
                  65,000                $10.50 - $11.63              2005
               ---------
               3,267,577
               =========

13.    Stock Compensation Plan

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

       The following table summarizes stock option plan activity for the years ended December 31, 2002 and 2001:

                                                               2002                             2001
                                                  ------------------------------   ------------------------------
                                                                     Weighted                         Weighted
                                                                      Average                          Average
                                                      Number         Exercise          Number         Exercise
                                                    of Shares          Price         of Shares          Price
                                                  -------------    -------------   -------------    -------------
       Outstanding, beginning of period               2,721,522    $        2.59         417,200    $        2.34
                                                  -------------    -------------   -------------    -------------
       Granted                                        1,099,455             1.52       2,728,507             2.62
       Exercised through cash consideration              (3,600)            0.77          (3,000)            2.75
       Exercised through non-cash consideration         (15,000)            2.12              --               --
       Canceled                                              --               --         (27,000)            2.60
       Retired and other                               (418,311)            2.71        (394,185)            2.62
                                                  -------------    -------------   -------------    -------------
       Outstanding, end of period                     3,384,066    $        2.26       2,721,522    $        2.59
                                                  =============    =============   =============    =============

       Vested at end of period                        2,730,126    $        2.28       1,495,085    $        2.59
                                                  =============    =============   =============    =============

       Available for grant, end of period               565,934                        1,218,478
                                                  =============                    =============

       Weighted average fair value of options
         granted during the year                                   $        2.24                    $        2.47

                               ANTS SOFTWARE INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                  ------------

13.    Stock Compensation Plan, continued

       The following table summarizes employee information regarding stock options outstanding at December 31, 2002:

                                          Weighted         Weighted         Number           Weighted
          Exercise         Number         Average           Average         Vested       Average Exercise
            Price       Outstanding    Remaining Life   Exercise Price    at 12/31/02          Price
       -------------    -----------    --------------   --------------    -----------    ----------------
       $ .52 - $1.00       276,251       9.63 years          $ .54           276,251           $ .54
       $1.19 - $1.93       804,960       7.69 years           1.85           373,928            1.89
       $2.00 - $2.91     1,903,366       5.85 years           2.50         1,819,571            2.51
       $3.00 - $3.59       399,489       5.84 years           3.11           260,376            3.10
                         ---------                                         ---------

                         3,384,066                                         2,730,126
                         =========                                         =========

14.    Going Concern

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

       Management has evaluated the Company's current financial position and its available resources and plans to raise additional funds through the issuance of equity securities during 2003 and possibly thereafter. Should the Company be unsuccessful in raising additional funds, it is unlikely that the Company will continue operations beyond April 2003.