Form 10QSB
period 2003-03-31
ANTS SOFTWARE INC
filed 2003-05-08
CIK 796655

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


                 For the quarterly period ended: March 31, 2003

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

                  23,685,035 shares of common stock as of March 31, 2003

      Transitional Small Business Disclosure Format: Yes |_|  No |X|

================================================================================

                                TABLE OF CONTENTS
----------------------------------------------------------------------------------
                          PART I. Financial Information
Item 1. Financial Statements ..................................................3-8
Item 2. Management's Plan of Operation  ......................................8-10
Item 3. Controls and Procedures  ...............................................10

                           PART II. Other Information

Item 1. Legal Proceedings  .....................................................10
Item 2. Changes in Securities ...............................................10-11
Item 3. Defaults Upon Senior Securities.........................................11
Item 4. Submission of Matters to a Vote of Security Holders.....................11
Item 5. Other Matters...........................................................11
Item 6. Exhibits and Reports on Form 8-K.....................................11-12
Risk Factors.................................................................12-14
Signatures......................................................................14
Certifications...............................................................15-16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ANTs software inc.
                            CONDENSED BALANCE SHEETS

                                                               March 31, 2003    December 31, 2002
                                                                 (Unaudited)         (Audited)
                                                                ------------       ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                    $    574,992       $    946,957
   Prepaid insurance                                                   7,500             53,597
   Prepaid expenses                                                      800                800
                                                                ------------       ------------
       Total current assets                                          583,292          1,001,354
                                                                ------------       ------------
Property and equipment
     Computers and software                                          709,754            670,682
     Office furniture and fixtures                                    29,386             29,386
     Leasehold improvements                                            9,000              9,000
     Less accumulated depreciation                                  (364,914)          (326,710)
                                                                ------------       ------------
    Property and equipment, net                                      383,226            382,358
                                                                ------------       ------------

Other assets - security deposits                                       5,100              5,100
                                                                ------------       ------------
       Total assets                                             $    971,618       $  1,388,812
                                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $     75,721       $     36,263
   Accrued legal fees                                                 14,016             38,736
   Notes payable - former officer, current portion                    75,000             75,000
                                                                ------------       ------------
       Total current liabilities                                     164,737            149,999
                                                                ------------       ------------

  Long-term note payable - former officer, net of
     current portion                                                  75,000             75,000
                                                                ------------       ------------
       Total liabilities                                             239,737            224,999
                                                                ------------       ------------

Commitment and contingencies

Stockholders' equity:
   Common stock, $0.0001 par value; 100,000,000
     shares authorized;
     23,685,035 and 23,240,788 shares issued and
     outstanding, respectively                                         2,368              2,324
   Notes receivable from officers for stock purchases                (90,000)           (90,000)
   Additional paid-in capital                                     27,771,223         27,425,424
   Accumulated deficit                                           (26,951,710)       (26,173,935)
                                                                ------------       ------------
       Total stockholders' equity                                    731,881          1,163,813
                                                                ------------       ------------
       Total liabilities and stockholders' equity               $    971,618       $  1,388,812
                                                                ============       ============

The accompanying notes are an integral part of these condensed financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  Three months ended March 31,
                                                     2003               2002
                                                  (Unaudited)        (Unaudited)
                                                 ------------       ------------
Operating expenses:
   General and administrative expenses           $    430,022       $    593,311
   Research and development expenses                  365,438            978,903
                                                 ------------       ------------
     Loss from operations                            (795,460)        (1,572,214)
                                                 ------------       ------------
Other income:
   Interest income                                      1,685              1,727
   Gain on legal settlement                            16,000                 --
                                                 ------------       ------------
     Other income                                      17,685              1,727
                                                 ------------       ------------
     Net loss                                    $   (777,775)      $ (1,570,487)
                                                 ============       ============
Basic and diluted net loss per common share      $      (0.03)      $      (0.09)
                                                 ============       ============
Shares used in computing basic and diluted,
   net loss per share                              23,381,440         17,219,268
                                                 ============       ============

The accompanying notes are an integral part of these condensed financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                               Three months ended March 31,
                                                                  2003             2002
                                                               (unaudited)      (unaudited)
                                                              -----------       -----------
Cash flows from operating activities:
   Net loss                                                   $  (777,775)      $(1,570,487)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
     Depreciation/Amortization                                     38,204            31,015
     Compensation expense recognized on option and
        warrant extensions                                             --           525,635
     Compensation expense recognized on options granted
        to non-employees                                           38,733            52,498
     Changes in operating assets and liabilities:
     Prepaid insurance and expenses                                46,100           120,125
     Accounts payable                                              39,454             3,134
     Accrued legal fees                                           (24,720)          (37,585)
                                                              -----------       -----------
       Net cash used in operating activities                     (640,004)         (875,665)
                                                              -----------       -----------
Cash flows from investing activities:
     Purchases of property and equipment                          (39,071)          (18,077)
                                                              -----------       -----------
       Net cash used in investment activities                (39,071)          (18,077)
                                                              -----------       -----------
Cash flows from financing activities:
   Proceeds from private placements net of commissions            295,625           537,839
   Proceeds from exercise of options                               11,485             1,200
   Proceeds from issuance of convertible promissory note               --           200,000
                                                              -----------       -----------
       Net cash provided by financing activities                  307,110           739,039
                                                              -----------       -----------

Net decrease in cash                                             (371,965)         (154,703)
Cash at beginning of period                                       946,957           734,319
                                                              -----------       -----------

Cash at end of period                                         $   574,992       $   579,616
                                                              ===========       ===========

Non - cash financing activity:
Conversion of other current liability to common stock                               125,000

The accompanying notes are an integral part of these condensed financial statements.

                               ANTs software inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements are presented in accordance with the requirements for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the ANTs software inc. (the "Company") Form 10-KSB for the twelve months ended December 31, 2002, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

      The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended March 31, 2003 and 2002, are not necessarily indicative of the results that may be expected in the future.

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

      Management has evaluated the Company's current financial position and its available resources and plans to raise additional funds through the issuance of equity securities during 2003 and possibly thereafter. Should the Company be unsuccessful in raising additional funds, it is unlikely that the Company will continue operations beyond June 2003.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

      The following table presents the calculation of basic and diluted net loss per share:

                                                        Three Months Ended March 31,
                                                      -------------------------------
                                                           2003             2002
                                                      -------------------------------
           Net loss                                   $   (777,775)    $ (1,570,487)
           Weighted  average  shares of common
           stock outstanding - basic and dilutive       23,381,440       17,219,268
                                                      -------------------------------
           Basic and diluted net loss per share       $      (0.03)    $      (0.09)

      As of March 31, 2003 and 2002, outstanding options and warrants for the purchase of up to 7,426,390 shares of common stock at prices ranging from $0.25 to $14.00, and 6,044,554 shares of common stock at prices ranging from $0.25 to $11.63, respectively, were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

      Stock-Based Compensation--In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

      At March 31, 2003, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

      The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                               March 31, 2003     March 31, 2002
                                                                               --------------    ---------------
              Net loss, as reported                                             $    (777,775)   $  (1,570,487)
              Less: Stock-based employee compensation expense determined
              under the fair-value based method                                      (328,599)        (765,899)
              Net loss, pro forma                                               $  (1,106,374)   $  (2,336,386)
                                                                                =============    =============
       Basic and diluted loss per share:
              As reported                                                       $       (0.03)   $       (0.09)
                                                                                =============    =============
              Pro forma                                                         $       (0.05)   $       (0.14)
                                                                                =============    =============

         The weighted average fair value of options granted during the periods ended March 31, 2003 and March 31, 2002 were $1.19 and $1.58, respectively. The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for the periods ended March 31, 2003 and 2002, respectively.

                                                           March 31, 2003            March 31, 2002
                                                      ------------------------- -------------------------
                        Interest rate                       3.83% - 3.98%                4.92%
                        Dividend yield                           0%                        0%
                        Expected volatility               141.58% - 143.05%             148.12%
                        Expected life in years              1 - 10 years               1 - 10 years

3.    EQUITY TRANSACTIONS

      From January 1, 2003 through March 31, 2003 we sold, to accredited investors through a private offering 20,000 C Units, at a price of fifty cents ($.50) per C Unit, with each C Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of seventy-five cents ($0.75), exercisable until August 30, 2003. In connection with this offering the Company issued 2,000 C Units in commissions and finder's fees. The gross proceeds of the offering were $10,000. We also sold to accredited investors, through a private offering, 402,497 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $16,250 in cash commissions and finder's fees and incurred 15,151 D units in commissions and finder's fees. The gross proceeds from the offering were $301,875.

      From January 1, 2003 through March 31, 2003 two consultants exercised options to purchase an aggregate of 19,750 shares of common stock for the aggregate amount of $11,485.

4.    WARRANTS AND STOCK OPTIONS

      As of March 31, 2003, the Company had outstanding warrants to purchase up to 3,692,074 shares of common stock and options to purchase up to 3,734,316 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                               Warrants     Stock Options        Total
                                              ---------     -------------      ---------
Outstanding at January 1, 2003                3,267,577         3,384,066      6,651,643
Granted                                         424,497           375,000        799,497
Retired                                            --                --             --
Expired                                            --              (5,000)        (5,000)
Exercised through cash consideration               --             (19,750)       (19,750)
Exercised through non-cash consideration           --                --             --
                                              ---------        ----------     ----------
Outstanding at March 31, 2003                 3,692,074         3,734,316      7,426,390

5.    LEGAL SETTLEMENT

      We were a defendant in a case entitled Hubert P. Lauffs v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against us for breach of fiduciary duty. The plaintiff purported to base his cause of action on allegations that we and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff. In March 2000, we won this case on summary judgment. In April 2000, the plaintiff filed an appeal of the summary judgment ruling. On November 21, 2001, the Fourth District Court of Appeal ruled in our favor by affirming the Superior Court's March 2000 summary judgment. In September 1999, we had filed an action for malicious prosecution against Lauffs and his attorney seeking recovery of the Company's legal fees incurred in connection with the proceedings. We entered into Settlement Agreements in December 2002, pursuant to which the plaintiffs agreed to pay us an aggregate of $400,000. Per an agreement we entered into with our attorneys on or about September 27, 2002, almost all of the money recovered will be paid to our attorneys. From January 1, 2003 through March 31, 2003, we received $16,000 as our portion of the settlement which was recognized as a gain from legal settlement.

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

Overview

      We are engaged in the development and marketing of proprietary software that we believe can significantly improve performance in applications which require high-speed access to shared, rapidly changing data. Our first product, the ANTs Data Server is an industry-standard database management system based on a high-performance SQL query execution engine that incorporates innovative, lock-free operations.

Plan of Operation

      We anticipate that, if we are sufficiently funded, over the next twelve months our focus will be threefold: continued development of the ANTs Data Server ("ADS"), marketing ADS, and supporting customers. The development effort will be focused on enhancing the core technology underlying ADS and developing features that will broaden ADS's market appeal. We expect to begin realizing revenues during the second or third quarter of 2003. There is no assurance that our plans will be realized.

      The majority of our operating expenses and costs over the next twelve months are expected to be for and in connection with sales and marketing and existing and additional personnel and equipment. We currently have fourteen full-time employees, two part-time employees and three full-time consultants. We view the recruitment of additional qualified marketing, sales, and technical personnel as essential to the further development and commercialization of our proprietary technologies. If we are sufficiently funded and we are successful in our recruitment efforts, we expect that our personnel and other operating costs will increase over current levels.

      We believe that due to a poor investment climate, securing additional sources of financing which would enable us to complete the development and commercialization of our proprietary technologies will be difficult, and there is no assurance of our ability to secure such financing.

Technology Development

      Over the next twelve months we intend to continue to improve and add functionality to ADS, assuming we are sufficiently funded. We are actively engaging prospective customers in technical discussions and testing to determine what features are most in demand for the markets we are targeting. ADS can be deployed on hardware running either Sun's Solaris operating system or Microsoft Windows 2000 operating system. We intend to port ADS to the Linux operating system by mid-summer 2003. We have mobilized our engineering resources around developing those features.

Marketing

      Our product, the ANTs Data Server, is a standards-compliant SQL relational database server. ADS, which incorporates our proprietary lock-free data structure technology solves a fundamental problem that has compromised application performance for years - database locking of rapidly changing, shared data. In internal benchmark testing of key database operations, ADS performed up to 80 times the number of operations as one of the industry's leading database servers (for a full description of the benchmark please visit our web site: www.antssoftware.com).

Target markets include: Telecommunications, Financial Services and Logistics/Transportation. Our go-to-market strategy includes establishing OEM relationships with leading vendors in each market and limited sales directly to customers.

Selling, General and Administrative

      Selling, general and administrative expenses decreased from $593,311 during the three months ended March 31, 2002 to $430,022 for the three months ended March 31, 2003. Components of selling, general and administrative expense for the three months ended March 31, 2003 include: salaries and benefits (31%), professional services (45%) and other expenses (24%). The year-over-year decrease resulted from an approximate $34,000 reduction in salaries and benefits, a $72,000 decrease in legal and other professional fees, and a $74,000 decrease in insurance expense. The decrease was offset by a $20,000 increase in travel expense. We expect that if we are sufficiently funded, selling, general and administrative expenses will increase moderately over the next twelve months as sales and marketing programs are implemented and additional staff is recruited to sell and support our products.

Research and Development

      Research and development expenses decreased from $978,903 during the three months ended March 31, 2002 to $365,438 for the three months ended March 31, 2003. These expenses are related to the research, testing and product development of our proprietary software. Of the $978,903 expensed through March 31, 2002, $525,635 was a non-cash expense related to the extension of certain options and warrants granted to a former officer and our current Chief Scientist. Salaries and benefits accounted for 74% and other expenses accounted for 26% of the total for the three months ended March 31, 2003. We expect that if we are sufficiently funded, our research and development expenses will increase moderately as additional staff is recruited to customize our products and develop new ones.

Appointment of Officer

      On March 24, 2003, the Company appointed Mr. Gary Ebersole as President and Chief Operating Officer. Mr. Francis K. Ruotolo remains Chairman and Chief Executive Officer.

Capital and Liquidity Resources

      We anticipate that if we are sufficiently funded, we will increase expenditures moderately to substantially over the next twelve months as we begin to sell product and as we continue to develop our technology. We expect to begin realizing revenues in 2003. Our cash balance as of March 31, 2003 was approximately $575,000, which, together with funds received from a current private placement offering, we believe will be adequate to fund our activities into June 2003 at our current rate of spending. There can be no assurance that our continued product development and infrastructure development will not require a much higher rate of spending. There can also be no assurance that we will be able to obtain additional capital on acceptable terms.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The information is hereby incorporated by reference from the Form 10-KSB filed on March 21, 2003. There have been no other material developments in the period covered by this report.

ITEM 2. CHANGES IN SECURITIES

      From January 1, 2003 through March 31, 2003 we sold, to accredited investors through a private offering 20,000 C Units, at a price of fifty cents ($.50) per C Unit, with each C Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of seventy-five cents ($0.75), exercisable until August 30, 2003. In connection with this offering the Company issued 2,000 C Units in commissions and finder's fees. The gross proceeds of the offering were $10,000. We also sold to accredited investors, through a private offering, 402,497 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $16,250 in cash commissions and finder's fees and incurred 15,151 D units in commissions and finder's fees. The gross proceeds from the offering were $301,875. The proceeds of the private offering will be used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

      From January 1, 2003 through March 31, 2003 two consultants exercised options to purchase an aggregate of 19,750 shares of common stock for the aggregate amount of $11,485.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      No changes during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER MATTERS

      No changes during the period covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3.1 Amended and Restated Certificate of Incorporation of the Company as listed in Exhibit 3.1 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            3.2   Amended and Restated Bylaws of the Company, as listed in
                  Exhibit 3.2 to the Company's 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
            10.1  2000 Stock Option Plan of the Company, as listed in Exhibit
                  10.1 to the Company's 10-KSB filed on March 28, 2002, is hereby incorporated by reference.
            10.2 Agreement and Plan of Merger dated December 8, 2000 between ANTs software inc. and ANTs software.com, as listed in Exhibit
                  10.2 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.3 Settlement Agreement and Full Release of All Claims dated January 11, 2001, between the Company and Frederick D. Pettit, as listed in Exhibit 10.3 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.4 Separation Agreement dated January 8, 2001, between the Company and Francis K. Ruotolo, as listed in Exhibit 10.4 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.5 Form of Indemnification Agreement signed with officers and directors of the Company, as listed in Exhibit 10.5 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.6 Registration Agreement between the Company and Karen Buechler and Eric Scott Buechler dated September 15, 2000, as listed in
                  Exhibit 10.6 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.7 Registration Agreement between the Company and Arcade Investment Limited dated September 7, 2000, as listed in
                  Exhibit 10.7 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.8 Amended Agreement between the Company and Arcade Investment dated October 6, 2000, as listed in Exhibit 10.8 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.9 Form of Registration Agreement between the Company and each of Discount Bank and Trust Company, Lemanik Sicav Convertible Bond, and Pershing Keen Nominees, as listed in Exhibit 10.9 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
            10.10 Employment Agreement dated March 24, 2003, between the Company and Gary Ebersole.
            99.1 Certification of ANTs software inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

      (b)   Reports on Form 8-K

      On March 26, 2003, we filed on Form 8-K a letter addressed to our shareholders introducing Gary Ebersole, our President and Chief Operating Officer, and bringing the shareholders up to date on our progress and plans.

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

      A failure to obtain additional financing could prevent us from executing our business plan. A failure to raise additional funding could prevent us from continuing our business after June 2003. We anticipate that current cash resources will be sufficient to fund our operations into June 2003 at our current rate of spending. We believe that, due to a poor investment climate, securing additional sources of financing to enable us to complete the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional funding could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of the technology. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs.

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

      We depend on our key personnel and may have difficulty attracting and retaining the skilled staff we need to execute our growth plans. Our success will be dependent largely upon the personal efforts of our Chairman and Chief Executive Officer, Francis K. Ruotolo, as well as other senior managers. The loss of key staff could have a material adverse effect on our business and prospects. To execute our plans, we will need to hire additional staff and retain current employees. If we are sufficiently funded, we plan to increase our technical, sales, marketing, and administrative personnel. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in attracting or retaining such qualified personnel. Specifically, we may experience increased costs in order to attract and retain skilled employees. If we are unable to hire, train and manage new skilled and experienced employees as needed, we would be unable to support our planned growth and future operations.

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

      We could face information and product liability risks and may not have adequate insurance. Because we intend to provide database products for critical business and Internet applications, we may become the subject of litigation alleging that our products were ineffective or disruptive in their treatment of data, or in the compilation, processing or manipulation of critical business information. Thus, we may become the targets of lawsuits from injured or disgruntled businesses or other users. We do not presently carry product or information liability or errors and omissions insurance, however we intend to acquire such insurance prior to commencing substantial sales. In the event that we are required to defend more than a few such actions, or in the event that we were found liable in connection with such an action, our business and operations would be severely and materially adversely affected.

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

                                         ANTs software inc.


Date:    May 8, 2003                     By: /s/ Francis K. Ruotolo
         -----------                         -----------------------------------
                                             Francis K. Ruotolo, Chairman
                                             and Chief Executive Officer


Date:    May 8, 2003                     By: /s/ Kenneth Ruotolo
         -----------                         -----------------------------------
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


Date:    May 8, 2003                    /s/ Francis K. Ruotolo
         -----------                    ----------------------------------------
                                        Francis K. Ruotolo, Chairman and
                                        Chief Executive Officer

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


Date:    May 8, 2003                    /s/ Kenneth Ruotolo
         -----------                    ----------------------------------------
                                        Kenneth Ruotolo
                                        Chief Financial Officer
                                        and Secretary