Form 10QSB
period 2003-06-30
ANTS SOFTWARE INC
filed 2003-08-14
CIK 796655

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

                  For the quarterly period ended: June 30, 2003

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                        Commission file number: 000-16299

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

              24,918,768 shares of common stock as of June 30, 2003

      Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                          PART I. Financial Information

Item 1.  Financial Statements ...............................................3-8
Item 2.  Management's Discussion and Analysis or Plan of Operation  ........8-11
Item 3.  Controls and Procedures  ............................................11

                           PART II. Other Information

Item 1. Legal Proceedings  ...................................................11
Item 2. Changes in Securities ................................................11
Item 3. Defaults Upon Senior Securities.......................................11
Item 4. Submission of Matters to a Vote of Security Holders...................12
Item 5. Other Information.....................................................12
Item 6. Exhibits and Reports on Form 8-K...................................12-13
Risk Factors...............................................................13-15
Signatures....................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ANTs software inc.
                            CONDENSED BALANCE SHEETS

                                                                              June 30,         Dec 31,
                                                                                2003            2002
                                                                             (Unaudited)      (Audited)
                                                                            ------------    ------------
                                     ASSETS
Current assets:
  Cash                                                                      $    445,289    $    946,957
  Prepaid insurance                                                              125,906          53,597
  Prepaid expenses                                                                   800             800
                                                                            ------------    ------------
      Total current assets                                                       571,995       1,001,354
                                                                            ------------    ------------
   Computers and software                                                        718,920         670,682
   Office furniture and fixtures                                                  29,386          29,386
   Leasehold Improvements                                                          9,000           9,000
   Less accumulated depreciation                                                (404,005)       (326,710)
                                                                            ------------    ------------
      Property and equipment, net                                                353,301         382,358
                                                                            ------------    ------------
Other assets - security deposits                                                   9,100           5,100
                                                                            ------------    ------------
      Total assets                                                          $    934,396    $  1,388,812
                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $    127,290    $     36,263
  Deferred salaries payable                                                       66,376              --
  Accrued legal fees                                                              45,517          38,736
  Note payable - former officer, current portion                                  75,000          75,000
                                                                            ------------    ------------
      Total current liabilities                                                  314,183         149,999
                                                                            ------------    ------------
Long-term note payable - former officer, net of current portion                   75,000          75,000
                                                                            ------------    ------------
      Total liabilities                                                     $    389,183    $    224,999
                                                                            ------------    ------------
Commitment and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized;
 no shares issued and outstanding                                                     --              --
Common stock, $0.0001 par value; 100,000,000 shares authorized;
 24,918,768 and 23,240,788 shares issued and outstanding, respectively             2,492           2,324
Note receivable from officer for stock purchases                                 (90,000)        (90,000)
Additional paid-in capital                                                    28,524,780      27,425,424
Accumulated deficit                                                          (27,892,059)    (26,173,935)
                                                                            ------------    ------------
      Total stockholders' equity                                                 545,213       1,163,813
                                                                            ------------    ------------
Total liabilities and stockholders' equity                                  $    934,396    $  1,388,812
                                                                            ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                 Three months ended June 30,      Six months ended June 30,
                                                     2003            2002           2003            2002
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                 ------------    ------------    ------------    ------------
Cost of goods sold                               $         --    $         --    $         --    $         --
Selling, general and administrative expenses          504,377         856,595         934,399       1,449,906
Research and development expenses                     437,765         402,005         803,204       1,380,908
                                                 ------------    ------------    ------------    ------------
      Loss from operations                           (942,142)     (1,258,600)     (1,737,603)     (2,830,814)
                                                 ------------    ------------    ------------    ------------
Other income:
  Interest income                                         794           2,052           2,479           3,779
  Gain on legal settlement                              1,000              --          17,000              --
                                                 ------------    ------------    ------------    ------------
      Other income                                      1,794           2,052          19,479           3,779
                                                 ------------    ------------    ------------    ------------
      Net loss                                   $   (940,348)   $ (1,256,548)   $ (1,718,124)   $ (2,827,035)
                                                 ============    ============    ============    ============

Basic and diluted net loss per common share      $      (0.04)   $      (0.07)   $      (0.07)   $      (0.16)
                                                 ============    ============    ============    ============

Shares used in computing basic and diluted net
  loss per share                                   24,192,811      18,932,573      23,787,125      18,075,920
                                                 ============    ============    ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Six months ended June 30,
                                                                                  -------------------------
                                                                                    2003           2002
                                                                                 (Unaudited)    (Unaudited)
                                                                                ------------    ------------
Cash flows from operating activities:
  Net loss                                                                      $ (1,718,124)   $ (2,827,035)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation/Amortization                                                          77,295          64,185
   Compensation expense recognized on options granted to non-employees                69,054         493,611
   Compensation expense recognized on option and warrant extensions                       --         525,635
  Changes in operating assets and liabilities:
   Prepaid insurance                                                                 (72,309)         15,641
   Security deposits                                                                  (4,000)             --
   Accounts payable                                                                   91,027          13,292
   Deferred salaries payable                                                          66,376              --
   Accrued legal fees                                                                  6,781         (23,659)
                                                                                ------------    ------------
      Net cash used in operating activities                                       (1,483,900)     (1,738,330)
                                                                                ------------    ------------
Cash flows from investing activities-purchase of property and equipment              (48,238)        (40,519)
                                                                                ------------    ------------
Cash flows from financing activities:
  Proceeds from private placements, net of commissions                               941,905       1,294,340
  Proceeds from exercise of options                                                   13,565           1,200
  Proceeds from exercise of warrants                                                  75,000          25,000
  Proceeds from issuance of convertible promissory notes                                  --         200,000
  Common stock subscribed not issued                                                      --          92,009
                                                                                ------------    ------------
      Net cash provided by financing activities                                    1,030,470       1,612,549
                                                                                ------------    ------------
Net decrease in cash                                                                (501,668)       (166,300)
                                                                                ------------    ------------
Cash at beginning of period                                                          946,957         734,319
                                                                                ------------    ------------
Cash at end of period                                                           $    445,289    $    568,019
                                                                                ============    ============

NON-CASH FINANCING ACTIVITY:
Conversion of promissory note to common stock                                   $         --    $    200,000
Conversion of other current liability to common stock                                     --         125,000

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

      The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and six months ended June 30, 2003 and 2002, are not necessarily indicative of the results that may be expected in the future.

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

      Management has evaluated the Company's current financial position and its available resources and plans to raise additional funds through the issuance of equity securities during 2003 and possibly thereafter. Should the Company be unsuccessful in raising additional funds, it is unlikely that the Company will continue operations beyond mid-September 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

      The following table presents the calculation of basic and diluted net loss per share:

                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                      ----------------------------    ----------------------------
                                                          2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------
Net loss                                              $   (940,348)   $ (1,256,548)   $  1,718,124    $  2,827,035
Weighted average shares of common stock outstanding
- basic and dilutive                                    24,192,811      18,932,573      23,787,125      18,075,920
                                                      ------------    ------------    ------------    ------------
Basic and diluted net loss per share                  $      (0.04)   $      (0.07)   $      (0.07)   $      (0.16)

      As of June 30, 2003 and 2002, outstanding options and warrants for the purchase of up to 8,529,279 shares of common stock at prices ranging from $0.25 to $11.63, and 8,261,308 shares of common stock at prices ranging from $0.25 to $11.63, respectively, were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

      Stock-Based Compensation - In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

      At June 30, 2003, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

      The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                      ----------------------------    ----------------------------
                                                          2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------
Net loss, as reported                                 $   (940,348)   $ (1,256,548)   $ (1,718,124)   $ (2,827,035)
Less: Stock-based employee compensation expense
determined under the fair-value based method              (329,535)       (821,782)       (654,391)     (1,587,681)
                                                      ------------    ------------    ------------    ------------
Net loss, pro forma                                   $ (1,269,883)   $ (2,078,330)   $ (2,372,515)   $ (4,414,716)
                                                      ============    ============    ============    ============
Basic and diluted loss per share:
As reported                                           $      (0.05)   $      (0.07)   $      (0.07)   $      (0.16)
                                                      ============    ============    ============    ============
Pro forma                                             $      (0.10)   $      (0.11)   $      (0.10)   $      (0.24)
                                                      ============    ============    ============    ============

      The weighted average fair value of options granted during the periods ended June 30, 2003 and 2002 were $1.06 and $1.78, respectively. The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for the periods ended June 30, 2003 and 2002, respectively.

                                 Three Months Ended June 30,       Six Months Ended June 30,
                               -------------------------------  -------------------------------
                                   2003              2002            2003             2002
                               ---------------  --------------  ---------------  --------------
Interest rate                   3.32%-3.84%      2.05%-5.24%     3.32%-3.98%      2.05%-5.24%
Dividend yield                       0%               0%              0%               0%
Expected volatility            136.99%-140.26%  73.71%-146.32%  136.99%-143.05%  73.71%-148.12%
Expected life in years           1-10 Years       1-10 Years      1-10 Years       1-10 Years

3. EQUITY TRANSACTIONS

      From January 1, 2003 through March 31, 2003 the Company sold to accredited investors through a private offering, 20,000 C Units, at a price of fifty cents ($.50) per C Unit, with each C Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of seventy-five cents ($0.75), exercisable until August 30, 2003. In connection with this offering the Company issued 2,000 C Units in commissions and finder's fees. The gross proceeds of the offering were $10,000. The C Unit offering was closed in January 2003. The Company also sold to accredited investors, through a private offering, 402,497 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $16,250 in cash commissions and finders' fees, and 15,151 D Units to be issued to the placement agent. The gross proceeds from the offering were $301,875.

      From January 1, 2003 through March 31, 2003 two consultants exercised options to purchase an aggregate of 19,750 shares of common stock for the aggregate amount of $11,485.

      From April 1, 2003 through June 30, 2003 the Company sold, to accredited investors through a private offering 929,733 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $51,024 in cash commissions and finders' fees and 47,573 D Units to be issued to the placement agent. The gross proceeds from the offering were $697,304.

      From April 1, 2003 through June 30, 2003, one consultant exercised options to purchase 4,000 shares of common stock for an aggregate amount of $2,080.

      From April 1, 2003 through June 30, 2003, one employee exercised a warrant to purchase 300,000 shares of common stock for the aggregate amount of $75,000.

4. WARRANTS AND STOCK OPTIONS

      As of June 30, 2003, the Company had outstanding warrants to purchase up to 4,321,807 shares of common stock and options to purchase up to 4,207,472 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                      Warrants         Stock Options          Total
                                                      --------         -------------          -----
Outstanding at January 1, 2003                        3,267,577          3,384,066          6,651,643
Granted                                               1,354,230          1,025,000          2,379,230
Retired                                                      --           (177,844)          (177,844)
Expired                                                      --                 --                 --
Exercised through cash consideration                   (300,000)           (23,750)          (323,750)
Exercised through non-cash consideration                     --                 --                 --
                                                      ---------          ---------          ---------
Outstanding at June 30, 2003                          4,321,807          4,207,472          8,529,279

5. LEGAL SETTLEMENT

      The Company was a defendant in a case entitled Hubert P. Lauffs et al. v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against the Company for breach of fiduciary duty. The plaintiff purported to base his cause of action on allegations that the Company and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff. In March 2000, we won this case on summary judgment. In April 2000, the plaintiff filed an appeal of the summary judgment ruling. On November 21, 2001, the Fourth District Court of Appeal ruled in our favor by affirming the Superior Court's March 2000 summary judgment. In September 1999, we had filed an action for malicious prosecution against Lauffs and his attorney seeking recovery of the Company's legal fees incurred in connection with the proceedings. We entered into Settlement Agreements in December 2002, pursuant to which the plaintiffs agreed to pay us an aggregate of $400,000. Per an agreement we entered into with our attorneys on or about September 27, 2002, almost all of the money recovered will be paid to our attorneys. From January 1, 2003 through June 30, 2003, we received $17,000 as our portion of the settlement, which was recognized as a gain from legal settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Certain statements contained in this Form 10-QSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company's business and operations, which could cause the Company's financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the Company's technology to work properly, failure to develop commercially viable products or services from the Company's technology, delays or failure in fundraising efforts, delays in or lack of market acceptance, failures to recruit adequate personnel, and problems with protection of intellectual property, among others. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this quarterly Report on Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Company that the Company's objectives or plans will be achieved. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

      The Company is engaged in the development and marketing of proprietary software that it believes can significantly improve performance in applications that require high-speed access to shared, rapidly changing data. ANTs' first product, the ANTs Data Server is a standards-compliant relational database management system based on a high-performance SQL query execution engine that incorporates innovative lock-free operations.

Plan of Operation

      The Company anticipates that, if sufficiently funded, over the next twelve months its focus will be threefold: continued development of the ANTs Data Server ("ADS"), marketing ADS, and supporting customers. The development effort will be focused on enhancing the core technology underlying ADS and developing features that will broaden ADS's market appeal.

      In March 2003, the Company signed a license agreement with Wireless Services Corporation ("WSC"). Under the terms of the license agreement, WSC can incorporate ADS into its Integrated Data eXchange platform. WSC expects to deploy the Integrated Data eXchange platform with ADS in the second half of 2003. Under the terms of the license agreement, the Company will receive revenue once such a deployment occurs.

      The majority of the Company's operating expenses and costs over the next twelve months are expected to be for and in connection with sales and marketing and existing and additional personnel and equipment.

Technology Development

      Over the next twelve months the Company intends to improve and add functionality to ADS, assuming it is sufficiently funded. The Company is actively engaging prospective customers in technical discussions and testing to determine what features are most in demand for the markets the Company is targeting. ADS can be deployed on hardware running either Sun's Solaris operating system or Microsoft's Windows 2000 operating system. The Company intends to port ADS to the Linux operating system in the second half of 2003.

Marketing

      ANTs' product, the ANTs Data Server, is a standards-compliant SQL relational database server. ADS, which incorporates our proprietary lock-free data structure technology solves a fundamental problem that has compromised application performance for years - database locking of rapidly changing, shared data. In internal benchmark testing of key database operations, ADS performed up to 80 times the number of operations as one of the industry's leading database servers (for a full description of the benchmark please visit our web site: www.antssoftware.com). Target markets include: Telecommunications, Financial Services and Logistics/Transportation. Our go-to-market strategy includes establishing OEM relationships with leading vendors in each market and sales directly to end-users. Prospective customers have indicated that they are concerned about our lack of long-term financial resources and will carefully evaluate our financial condition prior to deciding whether to evaluate or purchase ADS.

Selling, General and Administrative

      Selling, general and administrative expenses decreased from $856,595 during the three months ended June 30, 2002 to $504,377 for the three months ended June 30, 2003. General and administrative expenses decreased from $1,449,906 during the six months ended June 30, 2002 to $934,399 for the six months ended June 30, 2003.

Components of selling, general and administrative expenses for the three months ended June 30, 2003 include: salaries and benefits (40%), professional services (38%) and other expenses (22%). Components of selling, general and administrative expenses for the six months ended June 30, 2003 include: salaries and benefits (38%), professional services (41%) and other expenses (21%). Of the $1,449,906 expensed during the six months ending June 30, 2002, approximately $420,000 was a non-cash marketing expense related to the recognition of compensation expense for non-qualified stock option grants that were previously not recognized. The year-over-year decrease during the six months ending June 30, 2003 resulted from a $391,000 decrease in marketing expense (the six months ending June 30, 2002 included an approximately $420,000 non-cash compensation expense for non-qualified stock option grants that were previously not recognized), a $76,000 decrease in legal fees, and a $137,000 decrease in overhead and all other expenses offset by a $56,000 increase in salaries and benefits and a $34,000 increase in travel expense.

      We expect that if we are sufficiently funded, selling, general and administrative expenses will increase moderately over the next twelve months as sales and marketing programs are implemented and additional staff is recruited to sell and support our products.

Research and Development

      Research and development expenses increased from $402,005 during the three months ended June 30, 2002 to $437,765 for the three months ended June 30, 2003. Research and development expenses decreased from $1,380,908 during the six months ended June 30, 2002 to $803,204 for the six months ended June 30, 2003. Salaries and benefits accounted for 71% and other expenses accounted for 29% of the total for the three months ended June 30, 2003. Salaries and benefits accounted for 73% and other expenses accounted for 27% of the total for the six months ended June 30, 2003. Of the $1,380,908 expensed during the six months ended June 30, 2002, $525,000 was a non-cash expense related to the extension of certain options and warrants granted to a former officer and our current Chief Scientist. These expenses are related to the research, testing and product development of our proprietary software. We expect that if we are sufficiently funded, our research and development expenses will increase moderately as additional staff is recruited to customize our products and develop new ones.

Personnel

      The Company currently has 15 full-time employees, two part-time employees, and two full-time consultants. On June 1, 2003 the Company's management team began taking salary deferrals. Currently those deferrals equal 50-75% of base salary. On July 16, 2003 all remaining employees began taking salary deferrals equaling 50% of base salary. The deferred amounts are expensed on the Company's income statement and accrued as a liability on its balance sheet. It is the Company's intention to eliminate some or all deferrals and pay back the deferred amounts should it receive sufficient funding. The Company views the recruitment of additional qualified marketing, sales, and technical personnel as essential to the further development and commercialization of our proprietary technologies. If the Company is sufficiently funded and it is successful in its recruitment efforts, the Company expects that its personnel and other operating costs will increase over current levels.

Appointment of Director

      On June 26, 2003, Mr. Gary Ebersole, the President and Chief Operating Officer of the Company was appointed as a Class 2 director.

Capital and Liquidity Resources

      We anticipate that if we are sufficiently funded, we will increase expenditures moderately to substantially over the next twelve months as we begin to sell product and as we continue to develop our technology. We expect to begin realizing revenues in late 2003. Our cash balance as of June 30, 2003 was approximately $445,000, which we believe will be adequate to fund our activities through mid-September 2003 at our current rate of spending. There can be no assurance that our continued product development and infrastructure development will not require a much higher rate of spending. There can also be no assurance that we will be able to obtain additional capital on acceptable terms.

      To carry out our plan of operation, we anticipate that over the next twelve months we will require approximately $5 million. We will pursue a number of avenues to raise these operating funds: 1) in the past we have been successful in raising funds through private placements of our stock, we will continue to pursue this avenue; 2) we intend to pursue other methods of financing; and 3) we expect to begin generating revenue by the end of this year, which will be a source of operating funds if we are successful. We believe that due to a poor investment climate, securing additional sources of financing which would enable us to complete the development and commercialization of our proprietary technologies will be difficult, and there is no assurance of our ability to secure such financing.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing of this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this quarterly report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this quarterly report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The information is hereby incorporated by reference from the Form 10-KSB filed on March 21, 2003. There have been no other material developments in the period covered by this report.

ITEM 2. CHANGES IN SECURITIES

      From January 1, 2003 through March 31, 2003 the Company sold, to accredited investors through a private offering 20,000 C Units, at a price of fifty cents ($.50) per C Unit, with each C Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of seventy-five cents ($0.75), exercisable until August 30, 2003. In connection with this offering the Company issued 2,000 C Units in commissions and finder's fees. The gross proceeds of the offering were $10,000. The C Unit offering was closed in January 2003. We also sold to accredited investors, through a private offering, 402,497 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $16,250 in cash commissions and finders' fees and 15,151 D Units to be issued to placement agent. The gross proceeds from the offering were $301,875.

      From January 1, 2003 through March 31, 2003 two consultants exercised options to purchase an aggregate of 19,750 shares of common stock for the aggregate amount of $11,485.

      From April 1, 2003 through June 30, 2003 the Company sold, to accredited investors through a private offering 929,733 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $51,024 in cash commissions and finders' fees and 47,573 D Units to be issued to placement agent. The gross proceeds from the offering were $697,304.

      From April 1, 2003 through June 30, 2003, one consultant exercised options to purchase 4,000 shares of common stock for an aggregate amount of $2,080.

      From April 1, 2003 through June 30, 2003, one employee exercised a warrant to purchase 300,000 shares of common stock for the aggregate amount of $75,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      No changes during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its 2003 Annual Meeting of shareholders on May 6, 2003. Two Class 3 directors Francis K. Ruotolo and John R. Gaulding were nominated and re-elected to serve on the board until the annual meeting following the close of the 2005 fiscal year. Class 1 directors Thomas Holt and Papken S. Der Torossian will continue to serve on the board until the annual meeting following the close of the 2003 fiscal year. Class 2 director Homer G. Dunn will serve on the board until the annual meeting following the close of the 2004 fiscal year.

      Shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to authorize 50,000,000 shares of undesignated Preferred Stock, with a par value of $0.0001 per share. Shareholders also approved an amendment to the Company's 2000 Stock Option Plan to increase the shares reserved under the plan by an additional 1,500,000 shares of Common Stock, and ratified the selection of Burr, Pilger & Mayer, LLP as the Company's independent accountant for the calendar year ending December 31, 2003.

      The matters were approved by our shareholders as follows:

DESCRIPTION OF MATTER                          VOTES FOR       VOTES AGAINST    WITHHELD/ABSTENTIONS
----------------------------------------------------------------------------------------------------
Election of Directors:
----------------------------------------------------------------------------------------------------
          Francis K. Ruotolo                   19,974,177                                 95,155
----------------------------------------------------------------------------------------------------
          John R. Gaulding                     19,989,426                                 79,906
----------------------------------------------------------------------------------------------------
Approval of amendment to
Certificate of Incorporation                   13,337,811         432,457                154,475
----------------------------------------------------------------------------------------------------
Approval of amendment to 2000
Stock Option Plan                              13,302,637         454,260                167,846
----------------------------------------------------------------------------------------------------
Ratification of Auditor                        19,961,560          90,729                 17,043
----------------------------------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION

      No changes during the period covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      3.1   Amended and Restated Certificate of Incorporation of the Company.
      3.2 Amended and Restated Bylaws of the Company, as listed in Exhibit 3.2 to the Company's 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
      10.1  2000 Stock Option Plan of the Company, as amended, attached as
            Exhibit 4 to the Company's S-8 filed on May 23, 2003 , is hereby incorporated by reference.
      10.2 Agreement and Plan of Merger dated December 8, 2000 between ANTs software inc. and ANTs software.com, as listed in Exhibit 10.2 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
      10.3 Settlement Agreement and Full Release of All Claims dated January 11, 2001, between the Company and Frederick D. Pettit, as listed in
            Exhibit 10.3 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
      10.4 Separation Agreement dated January 8, 2001, between the Company and Francis K. Ruotolo, as listed in Exhibit 10.4 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
      10.5 Form of Indemnification Agreement signed with officers and directors of the Company, as listed in Exhibit 10.5 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
      10.6 Registration Agreement between the Company and Karen Buechler and Eric Scott Buechler dated September 15, 2000, as listed in Exhibit
            10.6 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.

      10.7 Registration Agreement between the Company and Arcade Investment Limited dated September 7, 2000, as listed in Exhibit 10.7 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
      10.8 Amended Agreement between the Company and Arcade Investment dated October 6, 2000, as listed in Exhibit 10.8 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
      10.9 Form of Registration Agreement between the Company and each of Discount Bank and Trust Company, Lemanik Sicav Convertible Bond, and Pershing Keen Nominees, as listed in Exhibit 10.9 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
      10.10 Employment Agreement dated March 24, 2003, between the Company and Gary Ebersole.
      31.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2  Certification of the Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2  Certification of the Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      During the period covered by this report, we filed the following reports on Form 8-K: on May 6, 2003 we provided an update on our financial status, on June 3, 2003 Francis K. Ruotolo, our Chairman and Chief Executive Officer provided a marketing and financial update in a letter addressed to our shareholders, and on June 25, 2003, Mr. Ruotolo provided a marketing and financial update in a letter addressed to our shareholders.

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

      A failure to obtain additional financing could prevent us from executing our business plan. A failure to raise additional funding could prevent us from continuing our business after mid-September 2003. We anticipate that current cash resources will be sufficient to fund our operations into mid-September 2003 at our current rate of spending . We believe that, due to a poor investment climate, securing additional sources of financing to enable us to complete the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional funding could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of the technology. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs.

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

      Market acceptance of our products and services is not guaranteed. We are at an early stage of development and our earnings will depend upon market acceptance and utilization of our intended products and services. Due to economic conditions potential customers have significantly tightened budgets for evaluating new products and technologies and the evaluation cycles are much longer than in the recent past. There can be no assurance that our product and technology development efforts will result in new products and services, or that they will be successfully introduced. Additionally, prospective customers have indicated that they are concerned about our lack of long-term financial resources and will carefully evaluate our financial condition prior to deciding whether to evaluate or purchase our product.

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

                                           ANTs software inc.

Date: August 14, 2003                 By:  /s/ Francis K. Ruotolo
      ---------------                      -----------------------------------
                                           Francis K. Ruotolo, Chairman and
                                           Chief Executive Officer

Date: August 14, 2003                 By:  /s/ Kenneth Ruotolo
      ---------------                      -----------------------------------
                                           Kenneth Ruotolo
                                           Chief Financial Officer and Secretary