Form 10QSB
period 2003-09-30
ANTS SOFTWARE INC
filed 2003-11-13
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

25,452,316 shares of common stock as of September 30, 2003

        Transitional Small Business Disclosure Format:  Yes [  ]    No [X]

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

Item 1. Legal Proceedings  ............................................. 12
Item 2. Changes in Securities ....................................... 12-13
Item 3. Defaults Upon Senior Securities ................................ 13
Item 4. Submission of Matters to a Vote of Security Holders ............ 13
Item 5. Other Information .............................................. 13
Item 6. Exhibits and Reports on Form 8-K............................. 13-14
Risk Factors ........................................................ 14-17
Signatures ............................................................. 17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ANTs software inc.
CONDENSED BALANCE SHEETS
____________

	Sept 30,	Dec 31,
	2003	2002
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$ 562,405	$ 946,957
Prepaid insurance	86,068	53,597
Prepaid expenses	800	800
Total current assets	649,273	1,001,354

Computers and software	746,003	670,682
Office furniture and fixtures	29,386	29,386
Leasehold improvements	9,000	9,000
Less accumulated depreciation	(444,571)	(326,710)
Property and equipment, net	339,818	382,358
Other assets - security deposits	9,100	5,100
Total assets	$ 998,191	$ 1,388,812
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 113,775	$ 36,263
Deferred salaries payable	281,323	-
Accrued legal fees	18,512	38,736
Deferred revenues	100,000	-
Note payable - former officer, current portion	75,000	75,000
Total current liabilities	588,610	149,999
Long-term liabilities:
Capital lease payable	11,385	-
Convertible promissory notes, net of unamortized discount of $93,653	226,347	-
Note payable - former officer, net of current portion	-	75,000
Total liabilities	$ 826,342	$ 224,999

Commitment and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized,
no shares issued and outstanding.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
25,452,316 and 23,240,788 shares issued and outstanding, respectively.	2,545	2,324
Common stock subscribed not issued	75,000	-
Notes receivable from officer for stock purchases	(45,000)	(90,000)
Additional paid-in capital	29,013,365	27,425,424
Accumulated deficit	(28,874,061)	(26,173,935)
Total stockholders' equity	171,849	1,163,813
Total liabilities and stockholders' equity	$ 998,191	$ 1,388,812
	========	========

The accompanying notes are an integral part of these condensed financial statements.

ANTs software inc.
CONDENSED STATEMENTS OF OPERATIONS
____________

	Three months ended Sept 30,		Nine months ended Sept 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cost of goods sold	$ -	$ -	$ -	$ -
Selling, general and administrative expenses	535,941	459,242	1,470,340	1,909,148
Research and development expenses	450,549	335,480	1,253,754	1,716,388
Loss from operations	(986,490)	(794,722)	(2,724,094)	(3,625,536)

Other income:
Interest and other income	4,689	19,437	24,169	23,216
Interest and other expense	(200)	(6,775)	(200)	(6,775)
Other income, net	4,489	12,662	23,969	16,441
Net loss	$ (982,001)	$ (782,060)	$ (2,700,125)	$ (3,609,095)
	========	========	========	========
Basic and diluted net loss per common share	$ (0.04)	$ (0.04)	$ (0.11)	$ (0.19)
	========	========	========	========
Shares used in computing basic and diluted net
loss per share	25,065,098	19,899,174	24,213,116	18,683,672
	========	========	========	========

The accompanying notes are an integral part of these condensed financial statements.

ANTs software inc.
CONDENSED STATEMENTS OF CASH FLOWS
____________

	Nine months ended Sept 30,
	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (2,700,125)	$ (3,609,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,242	98,333
Compensation expense recognized on options granted to non-employees	98,913	543,269
Compensation expense recognized on option and warrant extensions	-	525,635
Loss on extinguishment of debt	53,386	-
Loss on sale of fixed assets	-	6,775
Write-off of note and interest receivable from officer for stock purchases	45,000	45,000
Changes in operating assets and liabilities:
Prepaid insurance	(32,471)	57,358
Security deposits	(4,000)	-
Accounts payable, accrued expenses and other current liabilities	77,512	(62,706)
Deferred salaries payable	281,323	-
Deferred revenues	100,000	-
Accrued legal fees	(20,224)	62,847
Net cash used in operating activities	(1,979,444)	(2,332,584)
Cash flows from investing activities:
Purchase of property and equipment with cash	(63,935)	(55,670)
Proceeds from sale of fixed assets	-	1,350
Net cash used in investing activities	(63,935)	(54,320)
Cash flows from financing activities:
Proceeds from private placements net of commissions	1,141,512	1,848,866
Common stock subscribed not issued	75,000	-
Proceeds from exercise of options	13,565	25,000
Proceeds from exercise of warrants	108,750	1,200
Proceeds from issuance of convertible promissory notes	320,000	200,000
Cash paid for note payable to former officer	-	(7,000)
Net cash provided by financing activities	1,658,827	2,068,066
Net (decrease) increase in cash	(384,552)	(318,838)
Cash at beginning of period	946,957	734,319
Cash at end of period	$ 562,405	$ 415,481
	=========	=========
Non-cash investing and financing activities:
Conversion of promissory note to common stock	-	$ 200,000
	=========	=========
Conversion of note payable to former officer to common stock	$ 75,000	$ 125,000
	=========	=========
Property and equipment acquired with capital lease	$ 11,385	-
	=========	=========

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

                The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and nine months ended September 30, 2003 and 2002, are not necessarily indicative of the results that may be expected in the future.

                The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

                Management has evaluated the Company's current financial position and its available resources and plans to raise additional funds through the issuance of equity securities during 2003 and possibly thereafter.  Should the Company be unsuccessful in raising additional funds, it is unlikely that the Company will continue operations beyond January 2004.

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Basic Net Loss Per Share - Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period.  Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

                The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net loss	$ (982,001)	$ (782,060)	$ (2,700,125)	$ (3,609,095)
Weighted average shares of common stock outstanding – basic and dilutive	25,065,098	19,899,174	24,213,116	18,683,672

Basic and diluted net loss per share	$ (0.04)	$ (0.04)	$ (0.11)	$ (0.19)

                As of September 30, 2003 and 2002, outstanding options and warrants for the purchase of up to 8,496,160 shares of common stock at prices ranging from $0.52 to $11.63 per share, and 9,631,787 shares of common stock at prices ranging from $0.25 to $11.63 per share, respectively, were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

                Stock-Based Compensation - In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

                At September 30, 2003, the Company had a stock-based employee compensation plan.  The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

                The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$ (982,001)	$ (782,060)	$ (2,700,125)	$ (3,609,095)
Less: Stock-based employee compensation expense determined under the fair-value based method	(100,827)	(528,942)	(755,218)	(2,116,623)
Net loss, pro forma	$ (1,082,828) ===========	$ (1,311,002) ===========	$ (3,455,343) ===========	$ (5,725,718) ===========
Basic and diluted loss per share:
As reported	$ (0.04)	$ (0.04)	$ (0.11)	$ (0.19)
Pro forma	$ (0.04) ===========	$ (0.07) ===========	$ (0.14) ===========	$ (0.31) ===========

                There were no options granted during the three-month period ended September 30, 2003. The weighted average fair value of options granted during the three-month period ended September 30, 2002 was $0.49 per share, and for the nine-month periods ended September 30, 2003 and 2002 was $0.90 and $1.41 per share, respectively. The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for the periods ended September 30, 2003 and 2002, respectively.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2003			2002			2003			2002
Interest rate	2.24%	-	3.00%	3.24%	-	3.85%	2.24%	-	3.00%	2.05%	-	4.68%
Dividend yield	0%			0%			0%			0%
Expected volatility	116.32%	-	123.17%	118.36%	-	120.12%	116.32%	-	123.17%	74.3%	-	122.17%
Expected life in years	5 Years			5 Years			5 Years			5 Years

3.             EQUITY TRANSACTIONS

                From January 1, 2003 through March 31, 2003 the Company sold to accredited investors through a private offering, 20,000 C Units, at a price of fifty cents ($.50) per C Unit, with each C Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of seventy-five cents ($0.75), exercisable until August 30, 2003. In connection with this offering the Company issued 2,000 C Units in commissions and finder's fees. The gross proceeds of the offering were $10,000. The C Unit offering was closed in January 2003. The Company also sold to accredited investors, through a private offering, 402,497 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $16,250 in cash commissions and finders' fees, and will issue 15,151 D Units to the placement agent. The gross proceeds from the offering were $301,875.

                From January 1, 2003 through March 31, 2003 two consultants exercised options to purchase an aggregate of 19,750 shares of common stock for the aggregate amount of $11,485.

                From April 1, 2003 through June 30, 2003 the Company sold, to accredited investors through a private offering 929,733 D Units at a price of seventy-five cents ($0.75) per D Unit. In connection with this offering, the Company paid $51,024 in cash commissions and finders' fees and will issue 47,573 D Units to the placement agent. The gross proceeds from the offering were $697,304.

                From April 1, 2003 through June 30, 2003, one consultant exercised options to purchase 4,000 shares of common stock for an aggregate amount of $2,080.

                From April 1, 2003 through June 30, 2003, one employee exercised a warrant to purchase 300,000 shares of common stock for the aggregate amount of $75,000.

                From July 1, 2003 through September 30, 2003 the Company sold to accredited investors through a private offering, 393,833 D Units. In connection with this offering, the Company paid $20,768 in cash commissions and finders' fees and will issue 19,361 D Units to the placement agent. The gross proceeds from the offering were $295,375. As of September 30, 2003, of the 393,833 D Units sold, 100,000 shares had not yet issued.

                In August 2003, a former officer subscribed for 172,215 units with each unit comprised of (i) one share of common stock of the Company and (ii) a warrant to purchase one share of common stock at a per share price of two dollars ($2.00), exercisable until March 31, 2006 (the "Unit"). The Units were issued in lieu of a $75,000 cash payment due on a note payable to the former officer. This transaction resulted in a loss of approximately $54,000 on extinguishment of the debt payment. The loss was calculated as the difference between the price of the then-current private placement offering ($.75 per D Unit) and the price paid by the former officer ($.435 per Unit) times the 172,215 Units subscribed by the former officer.

                From July 1, 2003 through September 30, 2003, one former employee exercised a warrant to purchase 67,500 shares of common stock for the aggregate amount of $33,750.

4.                WARRANTS AND STOCK OPTIONS

                As of September 30, 2003, the Company had outstanding warrants to purchase up to 4,313,689 shares of common stock and options to purchase up to 4,182,471 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

	Warrants	Stock Options	Total
Outstanding at January 1, 2003	3,267,577	3,384,066	6,651,643
Granted	1,920,278	1,025,000	2,945,278
Retired	-	(202,844)	(202,844)
Expired	(506,666)	-	(506,666)
Exercised through cash consideration	(367,500)	(23,751)	(391,251)

Outstanding at September 30, 2003	4,313,689	4,182,471	8,496,160

5.             LEGAL SETTLEMENT

                The Company was a defendant in a case entitled Hubert P. Lauffs et al. v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against the Company for breach of fiduciary duty.  The plaintiff purported to base his cause of action on allegations that the Company and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff. In March 2000, the Company won this case on summary judgment.  In April 2000, the plaintiff filed an appeal of the summary judgment ruling.  On November 21, 2001, the Fourth District Court of Appeal ruled in the Company's favor by affirming the Superior Court's March 2000 summary judgment. In September 1999, the Company had filed an action for malicious prosecution against Lauffs and his attorney seeking recovery of the Company's legal fees incurred in connection with the proceedings.  The Company entered into Settlement Agreements in December 2002, pursuant to which the plaintiffs agreed to pay the Company an aggregate of $400,000.  Per an agreement the Company entered into with the Company's attorneys on or about September 27, 2002, almost all of the money recovered will be paid to the Company's attorneys. From January 1, 2003 through September 30, 2003, the Company received $17,500 as its portion of the settlement, which was recognized as a gain from legal settlement.

6.                DEFERRED REVENUES

                On or about August 22, 2003 the Company signed a Letter of Intent ("LOI") with Net Soft Systems, Inc. of Vancouver, British Columbia, Canada ("Net Soft"). The LOI includes the following terms:

  Net Soft agreed to pay us $400,000 (non-refundable)
  The Company agreed to negotiate only with Net Soft for the exclusive rights to sell and distribute the ANTs Data Server (the "Rights") in Poland, Russia, the Czech Republic, and the European Common Market
  The negotiation process will determine what additional payments would be required of Net Soft to obtain the Rights
  If, by November 30th, 2003, terms of a deal regarding the Rights have not been agreed to, the Company may negotiate the Rights with any other entity
  The LOI itself contains no grant of Rights

                As of September 30, 2003, the Company had received $100,000 of the $400,000 due pursuant to the LOI. In accordance with Generally Accepted Accounting Principles the Company does not consider the earnings process complete until collection is reasonably assured and all applicable revenue recognition conditions are met according to the Security and Exchange Commission's Staff Accounting Bulletin: No 101 -"Revenue Recognition in Financial Statements."  Therefore, the payments pursuant to the LOI are being recorded as deferred revenue at September 30, 2003.

7.                CONVERTIBLE PROMISSORY NOTES

                On or about August 15, 2003, the Company sold to two accredited investors, through a private offering, one convertible promissory note each, without interest, in principal face amount of $160,000 per note, due on August 15, 2005, convertible at the option of the holder into shares of Common Stock of the Company, at a conversion price of $0.75 per share.Upon conversion of a note, the Company will grant the holder of such note a warrant to purchase 213,333 shares of Common Stock of the Company at a per share price of $2.00, exercisable until March 31, 2006. The notes were initially recorded net of debt discount, which was imputed using an interest rate of 19.80%. The debt discount totaling $97,035 will be amortized monthly over the life of the note. As of September 30, 2003, $3,382 of the debt discount was amortized, and $93,653 was unamortized. The proceeds of the private offering will be used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

ITEM 2.  PLAN OF OPERATION

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

Technology Development

                Over the next twelve months the Company intends to improve and add functionality to ADS, assuming it is sufficiently funded. The Company is actively engaging prospective customers in technical discussions and testing to determine what features are most in demand for the markets the Company is targeting. ADS can be deployed on hardware running either Sun's Solaris operating system or Microsoft's Windows 2000 operating system. The Company intends to port ADS to the Linux operating system in the first quarter of 2004.

                Beginning in December 2000, the Company filed seven patent applications to obtain protection for the intellectual property underlying the ANTs Data Server. In July 2003 the Company received notification that the first of its applications will be granted on payment of the issuance fee (which has been sent to the United States Patent and Trademark Office "PTO").The remaining six applications are pending and the Company awaits the PTO's decision on those.

Marketing

                The Company's product, the ANTs Data Server, is a standards-compliant SQL relational database server.ADS, which incorporates the Company's proprietary lock-free data structure technology solves a fundamental problem that has compromised application performance for years – database locking of rapidly changing, shared data. In internal benchmark testing of key database operations, ADS performed up to 80 times the number of operations as one of the industry's leading database servers (for a full description of the benchmark please visit the Company's web site: www.antssoftware.com). Target markets include: Telecommunications, Financial Services and Logistics/Transportation. The Company's go-to-market strategy includes establishing OEM relationships with leading vendors in each market and sales directly to end-users. Prospective customers have indicated that they are concerned about the Company's lack of long-term financial resources and will carefully evaluate its financial condition prior to deciding whether to evaluate or purchase ADS.

                In March 2003, the Company entered into a license agreement with Wireless Services Corporation ("WSC"). Under the terms of the license agreement, WSC can incorporate ADS into its product, the Integrated Data eXchange platform ("IDE"), and deploy IDE with its customers. Under the terms of the license agreement, the Company will be entitled to receive license fees once a deployment occurs.

                On or about August 22, 2003 the Company signed a Letter of Intent ("LOI") with Net Soft Systems, Inc. of Vancouver, British Columbia, Canada ("Net Soft"). The LOI includes the following terms:

  Net Soft agreed to pay us $400,000 (non-refundable)
  The Company agreed to negotiate only with Net Soft for the exclusive rights to sell and distribute the ANTs Data Server (the "Rights") in Poland, Russia, the Czech Republic, and the European Common Market
  The negotiation process will determine what additional payments would be required of Net Soft to obtain the Rights
  If by November 30th, 2003 terms of a deal regarding the Rights have not been agreed to, the Company may negotiate the Rights with any other entity.
  The LOI itself contains no grant of Rights

                As of November 10, 2003, the Company has received $250,000 of the $400,000 due pursuant to the LOI, and the Company is working with Net Soft to negotiate an agreement regarding the Rights.

                In October 2003, the Company released version 2 of the ANTs Data Server which incorporates a number of new features that prospective customers have requested (for a full description of product features, please visit the Company's web site: www.antssoftware.com).

Selling, General and Administrative

                Selling, general and administrative expenses increased by $76,699, from $459,242 during the three months ended September 30, 2002 to $535,941 for the three months ended September 30, 2003.  General and administrative expenses decreased by $438,808, from $1,909,148 during the nine months ended September 30, 2002 to $1,470,340 for the nine months ended September 30, 2003. Components of selling, general and administrative expenses for the three months ended September 30, 2003 include: salaries and benefits (54%), professional services (34%) and other expenses (12%). Components of selling, general and administrative expenses for the nine months ended September 30, 2003 include: salaries and benefits (43%), professional services (39%) and other expenses (18%). Of the $1,909,148 expensed during the nine months ending September 30, 2002, approximately $460,000 was a non-cash marketing expense related to the recognition of compensation expense for non-qualified stock option grants. The year-over-year decrease during the nine months ending September 30, 2003 resulted from a $403,000 decrease in marketing expense (the nine months ending September 30, 2002 included an approximately $460,000 non-cash compensation expense for non-qualified stock option grants), a $173,000 decrease in legal fees, a $20,500 decrease in public relations expense and a $75,294 decrease in overhead and a $23,000 decrease in rent expense, offset by a $160,000 increase in salaries and benefits, a $53,386 non-cash expense recognized for loss on extinguishment of debt and a $42,600 increase in travel expense.

                The Company expects that if it is sufficiently funded, selling, general and administrative expenses will increase moderately to substantially over the next twelve months as sales and marketing programs are implemented and additional staff is recruited to sell and support its products.

Research and Development

                Research and development expenses increased by $115,069, from $335,480 during the three months ended September 30, 2002 to $450,549 for the three months ended September 30, 2003. Research and development expenses decreased by $462,634, from $1,716,388 during the nine months ended September 30, 2002 to $1,253,754 for the nine months ended September 30, 2003. Salaries and benefits accounted for 79% and other expenses accounted for 21% of the total for the three months ended September 30, 2003. Salaries and benefits accounted for 75% and other expenses accounted for 25% of the total for the nine months ended September 30, 2003. Of the $1,716,388 expensed during the nine months ended September 30, 2002, $525,000 was a non-cash expense related to the extension of certain options and warrants granted to a former officer and the Company's current Chief Scientist.

                These expenses are related to the research, testing and product development of the Company's proprietary software. The Company expects that if it is sufficiently funded, its research and development expenses will increase moderately as additional staff is recruited to customize its products and develop new ones.

Personnel

                The Company currently has 18 full-time employees, 1 part-time employee, and 1 full-time consultant. On June 1, 2003 the Company's management team began taking salary deferrals of 50-75% and on July 16, the remaining employees began taking salary deferrals of 50%. On September 16, 2003, salaries for the Company's management team were increased to 50-85% of base salary (with the difference between 50% of base salary and 85% of base salary being deferred). Also on September 16, 2003, the remaining employees' salaries were increased to 85% of base salary and the deferrals stopped accruing. The deferred amounts are expensed on the Company's income statement and accrued as a liability on its balance sheet. As of September 30, 2003, the Company had a total of $281,000 accrued in salary deferrals. It is the Company's intention to eliminate some or all deferrals and pay back the deferred amounts should it receive sufficient funding. The Company views the recruitment of additional qualified marketing, sales, and technical personnel as essential to the further development and commercialization of its proprietary technologies. If the Company is sufficiently funded and it is successful in its recruitment efforts, the Company expects that its personnel and other operating costs will increase over current levels.

Capital and Liquidity Resources

                The Company anticipates that if it is sufficiently funded, it will increase expenditures moderately to substantially over the next twelve months as it begins to sell product and as it continues to develop its technology. The Company's cash balance as of September 30, 2003 was approximately $562,405, which, when combined with funds received since then, the Company believes will be adequate to fund its activities through January 2004 at its current rate of spending.There can be no assurance that the Company's continued product development and infrastructure development will not require a much higher rate of spending. There can also be no assurance that the Company will be able to obtain additional capital on acceptable terms.

                To carry out the Company's plan of operation, it anticipates that over the next twelve months it will require approximately $5 million. The Company is pursuing a number of avenues to raise these operating funds: 1) in the past the Company has been successful in raising funds through private placements of its stock, it will continue to pursue this avenue; 2) the Company intends to pursue other methods of financing; and 3) the Company expects to begin generating revenue by late 2003 or early 2004, which will be a source of operating funds if it is successful. The Company believes that due to a poor investment climate, securing additional sources of financing which would enable it to complete the development and commercialization of its proprietary technologies will be difficult, and there is no assurance of its ability to secure such financing.

ITEM 3. CONTROLS AND PROCEDURES

                Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time period required for the filing of this quarterly report.

                There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of its internal control performed during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                The information is hereby incorporated by reference from the Form 10-KSB filed on March 21, 2003.  There have been no other material developments in the period covered by this report.

ITEM 2. CHANGES IN SECURITIES

From July 1, 2003 through September 30, 2003 the Company sold, to accredited investors through a private offering 393,833 D Units. In connection with this offering, the Company paid $20,768 in cash commissions and finders' fees and will issue 19,361 D Units to be issued to the placement agent. The gross proceeds from the offering were $295,375. As of September 30, 2003, of the 393,833 D Units sold, 100,000 shares had not yet issued. The proceeds of the private offering will be used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

In August 2003, a former officer subscribed for (i) 172,215 shares of common stock of the Company and (ii) a warrant to purchase 172,215 shares of common stock at a per share price of two dollars ($2.00), exercisable until March 31, 2006. These shares and warrants were issued in lieu of a $75,000 cash payment due on a note payable to the former officer.  The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

                On or about August 15, 2003, the Company sold to two accredited investors, through a private offering, one convertible promissory note each, without interest, in principal face amount of $160,000 per note, due on August 15, 2005, convertible at the option of the holder into shares of Common Stock of the Company, at a conversion price of $0.75 per share.Upon conversion of a note, the Company will grant the holder of such note a warrant to purchase 213,333 shares of Common Stock of the Company at a per share price of $2.00, exercisable until March 31, 2006. The notes were initially recorded net of debt discount, which was imputed using an interest rate of 19.80%. The debt discount totaling $97,035 will be amortized monthly over the life of the note. As of September 30, 2003, $3,382 of the debt discount was amortized, and $93,653 was unamortized. The proceeds of the private offering will be used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

                On or about August 4, 2003, the board of directors of the Company extended the expiration date of 1,561,083 warrants from August 31, 2003 to December 31, 2003. The warrants were issued to private placement investors as part of their purchase of C Units during 2002 and early 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                No changes during the period covered by this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

No changes during the period covered by this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company's 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of the Company, as listed in Exhibit 3.2 to the Company's 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
10.1	2000 Stock Option Plan of the Company, as amended, attached as Exhibit 4 to the Company's S-8 filed on May 23, 2003, is hereby incorporated by reference.
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

10.4	Separation Agreement dated January 8, 2001, between the Company andFrancis K. Ruotolo, as listed in Exhibit 10.4 to the Company' s 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
10.5	Form of Indemnification Agreement signed with officers and directors of the Company, as listed in Exhibit 10.5 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
10.6	Registration Agreement between the Company and Karen Buechler and Eric Scott Buechler dated September 15, 2000, as listed in Exhibit 10.6 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
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

10.10	Employment Agreement dated March 24, 2003, between the Company andGary Ebersole, as listed in Exhibit 10.10 to the Company's 10-QSB filed on May 8, 2003, is hereby incorporated by reference.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

                During the period covered by this report, the Company filed the following reports on Form 8-K:  on July 17, 2003, in a letter to shareholders, the Company provided an update on product progress, finance and an appointment to the board of directors; on August 22, 2003, in a letter to shareholders, the Company disclosed the signing of a letter of intent to pursue a joint venture with Net Soft Systems, Inc.; on September 4, 2003, in a letter to shareholders, the Company disclosed the issuance of two promissory notes; on September 17, 2003; in a letter to shareholders, the Company provided an update on product status, patent status and finances; and on September 30, 2003, the Company provided disclosed that there was a two-day technical due diligence meeting related to the joint venture being contemplated between Net Soft Systems, Inc. and ANTs.

RISK FACTORS

                In addition to other information in this 10-QSB, the following risk factors should be carefully considered in evaluating the Company's business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond its control.  The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on the Company's business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-QSB, and the risks discussed in the Company's other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

                A failure to obtain additional financing could prevent the Company from executing its business plan.  A failure to raise additional funding could prevent the Company from continuing its business after January 2004. The Company anticipates that current cash resources will be sufficient to fund its operations through January 2004at its current rate of spending. The Company believes that, due to a poor investment climate, securing additional sources of financing to enable it to complete the development and commercialization of its proprietary technologies will be difficult and there is no assurance of the Company's ability to secure such financing.  A failure to obtain additional funding could prevent the Company from making expenditures that are needed to pay current obligations, allow it to hire additional personnel and continue development of the technology.  If the Company raises additional funds by selling equity securities, the relative equity ownership of its existing investors could be diluted or the new investors could obtain terms more favorable than previous investors.  If the Company raises additional funds through debt financing, it could incur significant borrowing costs.

                If the Company is unable to protect its intellectual property, its competitive position would be adversely affected.  The Company relies on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with its employees and others to protect its intellectual property.  Despite the Company's precautions, unauthorized third parties may copy its products and services or reverse engineer or obtain and use information that the Company regards as proprietary.  The Company has also filed patent applications and intends to file more. The Company has been notified by the U.S. Patent and Trademark Office ("PTO") that one of its patents will issue. The Company is awaiting the PTO's decision on other patent applications it has filed. The Company does not know if any of its intended future patents will be issued or whether the Company will be successful in prosecuting any additional patents.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.  The Company's means of protecting its proprietary rights may not be adequate and third parties may infringe or misappropriate its patents, copyrights, trademarks and similar proprietary rights.  If the Company fails to protect its intellectual property and proprietary rights, its business, financial condition and results of operations would suffer.  The Company believes that it does not infringe upon the proprietary rights of any third party, and no third party has asserted a patent infringement claim against it.  It is possible, however, that such a claim might be asserted successfully against the Company in the future.  The Company may be forced to suspend its operations to pay significant amounts to defend its rights, and a substantial amount of the attention of its management may be diverted from its ongoing business, which can materially affect its ability to attain and maintain profitability.

                The Company focuses on the research and development of its proprietary technologies and the marketing of its first product. The Company's present focus is on the research and development of its proprietary technologies and the marketing of its first product. The Company believes that these technologies are the basis for highly marketable commercial products.  However, there can be no assurance of this and it is possible that the Company's proprietary technologies and products will have no commercial benefit or potential.  In addition, from the Company's inception to the present, the Company has not recognized any operating revenues

                The Company faces possible competition from large companies. The industry that the Company is in is highly competitive.  Although the Company believes that its technology is unique, can be protected, and, if adopted, will confer benefits that will be otherwise unavailable for some significant time, it faces very large competitors with greater resources who may adopt various strategies to block or slow the Company's market penetration, thereby straining its more limited resources.  They may also seek to hinder the Company's operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by offer of highly competitive terms to potential or newly acquired customers.

                The Company depends on its key personnel and may have difficulty attracting and retaining the skilled staff it needs to execute its growth plans.  The Company's success will be dependent largely upon the personal efforts of its Chairman and Chief Executive Officer, Francis K. Ruotolo, as well as other senior managers.  The loss of key staff could have a material adverse effect on the Company's business and prospects.  To execute its plans, the Company will need to hire additional staff and retain current employees.  If the Company is sufficiently funded, it plans to increase its technical, sales, marketing, and administrative personnel. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense.  The Company may not be successful in attracting or retaining such qualified personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees.   If the Company is unable to hire, train and manage new skilled and experienced employees as needed, it would be unable to support its planned growth and future operations.

                The Company faces rapid technological change.  The market for the Company's products and services is characterized by rapidly changing technologies, extensive research and the introduction of new products and services. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop, manufacture and market new products and services. As a result, the Company expects to continue to make a significant investment in engineering, research and development.  There can be no assurance that the Company will be able to develop and introduce new products and services or enhance its initial intended products and services in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in its target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect the Company's competitive position, financial condition and results of operations.

                The Company may need to manage growth well.  In the event the Company is sufficiently funded, it may experience substantial growth in the size of its staff and the scope of its operations, resulting in increased responsibilities for management.  To manage this possible growth effectively, the Company will need to continue to improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of staff.  The Company expects to experience difficulty in filling its needs for qualified engineers and other personnel.  There can be no assurance that the Company will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on its financial condition and results of operations.

                The Company could face information and product liability risks and may not have adequate insurance.  Because the Company intends to provide database products for critical business and Internet applications, it may become the subject of litigation alleging that its products were ineffective or disruptive in their treatment of data, or in the compilation, processing or manipulation of critical business information.  Thus, the Company may become the targets of lawsuits from injured or disgruntled businesses or other users.  The Company does not presently carry product or information liability or errors and omissions insurance, however it intends to acquire such insurance prior to commencing substantial sales.  In the event that the Company is required to defend more than a few such actions, or in the event that it was found liable in connection with such an action, its business and operations would be severely and materially adversely affected.

                    The Company is dependent on new demand for its products and services.  The success of the Company's business depends upon demand for and use of its technology, products and services in general and the demand for additional computing power, cost effectiveness and speed in particular.  The technology underlying the Company's product is new and although it has thoroughly tested it internally it may encounter substantial market resistance.In the event sufficient demand does not develop, the Company's business and results of operations would be materially adversely affected.  The Company believes that there appears to be increased demand for computing power, cost effectiveness and speed, but if general economic conditions decline or hardware and memory advances make such power, cost effectiveness and speed more readily available, then adoption, use and sales of its products and services may be materially adversely affected.

                The Company will need to continue its product development efforts. The Company believes that its market will be characterized by increasing technical sophistication.  Its also believes that its eventual success will depend on its ability to continue to provide increased and specialized technical expertise.  There is no assurance that the Company will not fall technologically behind competitors with greater resources.  Although the Company believes that it enjoys a significant lead in its product development and introduction, and is hopeful that its patents provide some protection, it will likely need significant additional capital in order to continue to enjoy such a technological lead over competitors with more resources.

                    Market acceptance of the Company's products and services is not guaranteed. The Company is at an early stage of development and its earnings will depend upon market acceptance and utilization of its intended products and services. Due to economic conditions, potential customers have significantly tightened budgets for evaluating new products and technologies and the evaluation cycles are much longer than in the recent past.  There can be no assurance that the Company's product and technology development efforts will result in new products and services, or that they will be successfully introduced. Additionally, prospective customers have indicated that they are concerned about the Company's lack of long-term financial resources and will carefully evaluate its financial condition prior to deciding whether to evaluate or purchase its product.

                Future profitability is not guaranteed.  The Company has not recognized any operating revenues to date.   Assuming the Company is able to secure sufficient financing, it expects to begin recognizing revenues from the sale of products and services in late 2003 or early 2004.  There is no assurance that the Company's plans will be realized, that it will be able to generate revenues in 2003 or that it will achieve profitability in the future.

                Limited market for the Company's common stock.  The Company's common stock is not listed on any exchange and trades in the over-the-counter (the "OTC") market.  As such, the market for the Company's common stock is limited and is not regulated by the authorities of any exchange. Further, the price of the Company's common stock and its volume in the OTC market may be subject to wide fluctuations.

                The Company has a long corporate existence and was inactive during much of its corporate history.   The Company was formed as the Sullivan Computer Corporation, incorporated in Delaware in January 1979.  It was privately owned until late 1986, at which time the Company's common stock began trading in the over-the-counter market.  This was a result of the registration of the Company's common stock pursuant to the merger with CHoPP Computer Corporation,a British Columbia corporation.  During the period from mid-1987 through late 1999, the Company had few or no employees. The Company's operating activities were limited and were largely administered personally by its former Chairman, Donald R. Hutton.  Due to the passage of time and the poor condition of financial and other records, there can be no assurance that all matters have been addressed at this date.

                The Company has indemnified its officers and directors. The Company has indemnified its Officers and Directors against possible monetary liability to the maximum extent permitted under Delaware law.

                Limitation on ability for control through proxy contest. The Company's Bylaws provide for a Board of Directors to be elected in three classes. This classified Board may make it more difficult for a potential acquirer to gain control of the Company by using a proxy contest, since the acquirer would only be able to elect one or two directors out of five directors at each shareholders meeting held for that purpose.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTs software inc.

Date: November 13, 2003                                By:      /s/ Francis K. Ruotolo
                                                                                   Francis K. Ruotolo, Chairman and
                                                                                   Chief Executive Officer

Date: November 13, 2003                                By:      /s/ Kenneth Ruotolo
                                                                                   Kenneth Ruotolo
                                                                                   Chief Financial Officer and Secretary