Form 10KSB
period 2003-12-31
ANTS SOFTWARE INC
filed 2004-03-30
CIK 796655

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
___________________

FORM 10-KSB

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2003

[  ]            Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:  000-16299

ANTS SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware                                      13-3054685
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

Registrant's revenues for the fiscal year ended December 31, 2003 were:  $0

The aggregate market value for the Registrant's voting common stock held by non-affiliates based upon the closing bid price for the common stock on February 2, 2004, as reported on the NASD Bulletin Board system, was approximately $18.8 million.  Shares of common stock held by each officer and director and each person who owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 2, 2004 the Registrant had 26,381,004 shares of common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]    No [X]

TABLE OF CONTENTS

PART I

PART II

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................................14
Item 8A. Controls and Procedures ...........................................................14
PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act  ................................14
Item 10. Executive Compensation  ...........................................................18
Item 11. Security Ownership of Certain Beneficial Owners and Management

Signatures ..............................................................................26-27

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

PART I

Item 1. Description of Business

The Company

ANTs software inc. (sometimes referred to herein as "ANTs" or the "Company") is a Delaware corporation headquartered in Burlingame, California.  The Company's shares trade on the OTC Bulletin Board under the stock symbol ANTS. The Company is the successor to Sullivan Computer Corporation, a Delaware corporation incorporated in January 1979, which, in 1986 changed its name to CHoPP Computer Corporation.   In 1997, the Company reincorporated from Delaware to Nevada, and in February 1999 changed its name from CHoPP Computer Corporation to ANTs software.com. In July 2000, Intellectual Properties and Technologies, Inc., a wholly owned subsidiary with no significant assets, merged into the Company. In December 2000, the Company reincorporated from Nevada to Delaware and changed its name from ANTs software.com to ANTs software inc.

Current and Planned Operations

The Company is engaged in the development and marketing of proprietary software that it believes can dramatically improve performance in applications, which require high-speed access to shared, rapidly changing data. The Company's operations currently consist of: marketing its first product and research and development.  The Company has not realized any revenues to date.As of the filing of this report, the Company believes it has funds for continued operations, at expected spending levels, through 2004.  The Company anticipates that, if sufficiently funded over the next twelve months, its focus will be: marketing its first product, supporting customers, and research and development.

 The Company currently has 17 full-time employees, 1 part-time employee and 1 full-time contractor.  In order for the Company to execute its plans it will ultimately need to hire and retain additional personnel.  The Company plans to increase the number of its technical personnel by three and the number of marketing, sales, and administrative personnel by five by the end of 2004.

Technology and Intellectual Property

Overview

Applications which require access to rapidly changing, shared, data often suffer from poor performance and scalability because of database locking. The Company's core technology, the ANTs Concurrency Engine (ACE), which comprises a highly efficient data-processing engine coupled with lock-free data structures, eliminates virtually all data locking. The Company's first product based on ACE is the ANTs Data Server, a relational database management system (RDBMS). The ANTs Data Server has proven in testing to be five to ten times or more faster than other RDBMS's when processing shared, rapidly changing data. The Company has applied for seven patents on the concepts which underlie ACE, two of which have been approved for issuance by the Patent and Trademark Office.

The ANTs Concurrency Engine (ACE)

ACE consists of two key components:

  A highly efficient data manipulation engine
  Concurrency enabling lock-free data structures

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

The Company's innovative technology allows index operations, which, to its knowledge, are seemingly impossible with existing technology. Without ACE, indexes cannot be modified unless they are locked in whole or part, but with ACE, locking (and lock waiting) is totally unnecessary. Locks not only cause waiting, they also can cause severe cache synchronization conflicts, which ACE also eliminates. Operations that would significantly decrease performance in an index-dependent application, such as adding or modifying items, should, when using ACE, all run concurrently at maximum speed.

 Using ACE, developers can design applications knowing that ACE handles operations under load that are now generally impossible, even when the data are rapidly changing.

 Combining the Technologies

 The Company believes that the Engine processes work very efficiently, providing large performance gains over traditional data manipulation techniques. The lock-free data structures allow for massive parallelism of operations on data items.  Combined, they make up the ANTs' Concurrency Engine.  ACE delivers high performance in normal operating situations, but in contentious high-volume situations, where other mechanisms simply fail, ACE achieves its greatest successes, scaling almost linearly with CPUs.

 Patents

 The Company has developed several proprietary technologies, all of which it believes must be present to achieve results comparable to ACE/ADS. During 2000 and 2001, the Company filed seven patent applications to obtain protection for its intellectual property.In July 2003 and March 2004, the Company received notification that two of its applications will be granted.The remaining five applications are pending and the Company awaits the Patent and Trademark Office's decision on those. The Company also claims certain copyright, trade secret and trademark protection in aspects of its business and technology and new intellectual property is under development on an ongoing basis. The Company has been granted three patents:  U.S. Patents No. 4,484,262 (granted on November 20, 1984) and No. 4,707,781 (granted on November 17, 1987) on its Shared Memory Computer Method and Apparatus, and U.S. Patent No. 5,438,680 (granted on August 1, 1995) on its Method and Apparatus for Enhancing Concurrency in a Parallel Digital Computer. These three patents are related to hardware designs developed during a time when the Company was producing a supercomputer. In January 2003 the Company chose not to pay the maintenance fee for U.S. Patent No. 5,438,680 (granted on August 1, 1995) on its Method and Apparatus for Enhancing Concurrency in a Parallel Digital Computer. The Company's patent protection will therefore lapse. The patent is related to hardware and has no usefulness for any business activity the Company now conducts.

Product, Markets, Product Strategy and Market Entry

ANTs Data Server

The Company's first product based on ACE is the ANTs Data Server (ADS) a standards-compliant SQL relational database server.ADS, which incorporates the Company's lock-free data structure technology solves a fundamental problem that has compromised application performance for years ? database locking of rapidly changing, shared data. As a relational database server, ADS can be implemented standalone, however most customers who have developed high-performance applications have standardized on and built infrastructure around one of the databases from Oracle, IBM or Microsoft - so the Company's approach to the market will be to complement, rather than replace existing databases. In deploying ADS in complement to one of the larger databases, acts as an application "turbocharger", providing higher performance and scalability while at the same time requiring little change to the application, the existing database or the infrastructure. In internal performance testing, ADS successfully processed from 10 to 50 times as many transactions-per-second as one of the industry's leading database servers (for a full description of the testing please visit the Company's web site: www.antssoftware.com). ADS can be deployed on hardware running the Linux, Solaris, and Windows 2000 operating systems.

Please carefully consider the following only in connection with the section entitled "Risk Factors Associated With The Company's Business and Future Operating Results" under Item 6, the cautionary notes therein and the introductory paragraph regarding forward-looking statements on page 3 of this report.

Target Markets

The Company markets ADS to IT managers, Chief Data Architects, CIOs, and CTOs, in industry sectors that have high-performance, high-volume, transaction-intensive IT environments. The Company believes that the ADS offers an attractive cost/performance advantage for existing or new applications that process real-time operational data that businesses depend on. The Company focuses on sectors where performance demands and budget constraints dictate a willingness to look at new solutions. The Company has identified four market segments for which it believes ADS is well suited:

1.        Financial Services - driven by regulatory pressure to decrease turn around time for settling trades - straight through processing (STP) - and the emergence of new, more efficient electronic trading systems (ECNs).

2.        Telecommunications - Wireless Data, Messaging and Billing - The high-volume, high-contention characteristics of wireless messaging make this market a real opportunity. The market is driven by a dramatic increase in digital text volume, the emergence of high bandwidth rich media messaging and new billing revenue opportunities, such as pre-paid mobile services.

3.        On-line Retail - transaction-intensive web sites put tremendous strain on existing database products. The Company believes that ADS can provide faster response times for business managers and customers.

4.        Transportation/Logistics - shipping, logistics, travel and distribution are driven by the need to utilize the huge base of customer data to lower costs and drive additional revenues through new applications that depend on real time information.

Competition

The Company operates in the RDBMS market and competes against high-performance and general-purpose RDBMS's. High-performance competitors include: Kx Systems, Inc., FAME Information Systems, Inc., and TimesTen, Inc. General-purpose competitors include Oracle, Microsoft, IBM, MySQL AB, and Sybase, Inc. Business conditions in the RDBMS market are highly competitive for a number of reasons, some of which include: the market is dominated by very large companies with extensive financial, marketing, and engineering resources; the market is well-established and some customers have built up extensive infrastructure around competitive RDBMS products; the Company's success will likely require that it win business from established competitors, and as a new entrant in the RDBMS market, the Company's product may have less functionality than customers are accustomed to.

Revenue Model

The Company intends to generate revenue primarily through licensing, maintenance, and integration/customization fees. The Company intends to license ADS to Independent Software Vendors ("ISV's") whom it expects will customize it for use with their applications. The Company also intends to license ADS to end-users.

License Agreement

On March 12, 2003, the Company signed a license agreement with Wireless Services Corporation ("WSC"). WSC's Integrated Data eXchange platform provides data services and applications including SMS and Two-Way messaging for carriers supporting over 30 million subscribers worldwide. Under the terms of the license agreement, WSC can incorporate the ANTs Data Server into the Integrated Data eXchange platform.

 Letter of Intent

 On or about August 22, 2003 the Company signed a Letter of Intent ("LOI") with Net Soft Systems, Inc. of Vancouver, British Columbia, Canada ("Net Soft"). The LOI includes the following terms:

  Net Soft agreed to pay the Company $400,000 (non-refundable)
  The Company agreed to negotiate only with Net Soft for the exclusive rights to sell and distribute the ANTs Data Server (the "Rights") in Poland, Russia, the Czech Republic, and the European Common Market
  The negotiation process will determine what additional payments would be required of Net Soft to obtain the Rights
  If by November 30th, 2003 terms of a deal regarding the Rights have not been agreed to, the Company may negotiate the Rights with any other entity.
  The LOI itself contains no grant of Rights

On November 30, 2003 the Company and Net Soft agreed to extend the LOI through January 31, 2004 and on January 31, 2004 the Company and Net Soft agreed to extend the LOI through March 31, 2004. As of December 31, 2003, the Company had received $310,943 of the $400,000 due pursuant to the LOI.

Item 2.  Description of Property.

The Company's headquarters are located at 801 Mahler Road, Suite G, Burlingame, California.  The Company now leases approximately 5000 square feet.  The Company believes that its facilities are adequate for its present needs and its near-term growth, and that additional facilities will be available at acceptable rates as it needs them.

Item 3.  Legal Proceedings.

The Company is not a party to any material pending legal proceeding and, to best of its knowledge, no such action by or against the Company, has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the Company's shareholders from October 1, 2003 to December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

 (a)     Price Range of Common Stock

The Company's common equity is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "ANTS".

The following is the range of high and low closing prices of the Company's stock, for the periods indicated below.  This information was obtained from Yahoo! Finance Historical Quotes, and can be found at the following Internet address:  http://table.finance.yahoo.com/k?s=ants.ob&g=d.

                                               High          Low
Quarter Ended December 31, 2003               $1.40         $.80
Quarter Ended September 30, 2003               1.40          .65
Quarter Ended June 30, 2003                    1.20          .85
Quarter Ended March 31, 2003                   1.29          .85
Quarter Ended December 31, 2002                1.47          .70
Quarter Ended September 30, 2002               1.65          .52
Quarter Ended June 30, 2002                    2.13         1.22
Quarter Ended March 31, 2002                   2.63         1.55

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of February 2, 2004 there were 26,381,004 shares of common stock issued and outstanding and 1,450 holders of record of the Company's common stock.

(b)     Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and it does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

(c)     Recent Sales of Unregistered Securities

From October 1, 2003 through December 31, 2003, the Company sold to accredited investors, through a private offering, 823,688 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one share of Common Stock of the Company and (ii) a warrant to purchase up to one share of Common Stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $48,750 in cash commissions and finders' fees and will issue 45,450 D Units to the placement agent. The gross proceeds from the offering were $617,765. The proceeds of the private offerings will be used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

On or about August 4, 2003, the board of directors of the Company extended the expiration date of 1,561,083 warrants from August 31, 2003 to December 31, 2003. Such warrants had been issued by the Company in private offerings in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

In March 2004, the Company sold to accredited investors, through a private offering, approximately 5.7 million D Units at a price of seventy-five cents ($0.75) per D Unit. The gross proceeds from the offering were approximately $4.3 million.  The Company intends to issue certain D Units to the placement agent and pay cash commissions and finders' fees in connection with this offering. The proceeds of the private offering will be used for sales, marketing and general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Item 6. Management's Plan of Operation.

The Company is engaged in the development and marketing of the ANTs Data Server a software product that is intended to significantly improve the speed at which computers can manipulate data. The Company anticipates that, if sufficiently funded, over the next twelve months its focus will be: marketing its first product, supporting customers, and research and development.

Technology Development

Over the next twelve months the Company intends to continue to improve and add functionality to the ANTs Data Server, assuming the Company is sufficiently funded. The Company has built out the basic functionality to the point where virtually all additional functionality will be driven by partner or customer demand. The Company intends to actively engage prospective partners and customers in technical discussions to determine what features are and will be most in demand for the markets the Company is targeting. The Company intends to then mobilize its engineering resources around developing those features. Once the Company is successful in developing partner or customer relationships, it anticipates that the specific needs of the partner or customer will drive the development of ANTs Data Server functionality.

Marketing

In October 2003, the Company began marketing the first commercial version its first product. The Company's go-to-market strategies include:

  Focus on the high-performance, high-volume, transaction intensive industry segments where cost constraints and performance demands dictate a willingness to adopt new technology. Company and product messaging will focus on the "extreme performance and extraordinary savings" value proposition.
  The Company intends to sell to Independent Software Vendors ("ISV's") and directly to end-users in targeted markets.
  Given the maturity of the RDBMS market and the substantial investment in infrastructure, development, and support, customers have made in the leading RDBMS vendors' products, the Company intends to execute a compatible with, not a replacement of, strategy for the leading RDBMS's such as: Oracle, IBM's DB2, and Microsoft's SQL Server.

Raising Capital

In March 2004, the Company secured approximately $4.3 million in financing through a private offering of Company securities. To carry out its plan of operation, the Company anticipates that over the next twelve months it will require an additional $1 million. The Company will pursue a number of avenues to raise these additional operating funds: 1) in the past the Company has been successful in raising funds through private placements of its stock and anticipates that it will continue to raise funds through private placements, 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and 3) the Company expects to begin generating revenue in 2004, and if successful, this will be a source of operating funds. The Company is pursuing all three avenues, however, it believes, that due to an uncertain investment climate, securing additional investment will be difficult.

The majority of the Company's operating expenses and costs over the next twelve months are expected to be for and in connection with: marketing and selling the ANTs Data Server, continuing technical development, and supporting customers.  The Company currently has 17 full-time employees, 1 part-time employee and 1 full-time consultant. The Company views the recruitment of additional qualified sales, marketing, and technical personnel as essential to the further development and commercialization of its proprietary technologies.  The Company expects its personnel and other operating costs will increase moderately to substantially over current levels.

Selling, General and Administrative

Selling, general and administrative expenses decreased from $2.3 million for the year ended December 31, 2002 to $1.9 million for the year ended December 31, 2003. Approximately $101,000 of the expenses for year ended December 31, 2003 were non-cash equity compensation on the vested portion of non-employee option grants. Approximately $167,000 of the expenses for the year ended December 31, 2003 were non-cash deferred salaries. Components of general and administrative expense for the year ended December 31, 2003 include: salaries and benefits (43.7%), legal (6.5%), other professional services (29.5%) and other expenses (20.3%).The Company expects that its general and administrative expenses will continue to increase moderately as additional staff is recruited to sell and support its products.

Research and Development

Research and development expenses decreased from $2 million for the year ended December 31, 2002 to $1.7 million for the year ended December 31, 2003. Approximately $5,000 of the expenses for the year ended December 31, 2003 were non-cash equity compensation on the vested portion of non-employee option grants. Approximately $173,000 of the expenses for the year ended December 31, 2003 were non-cash deferred salaries. These expenses are related to the research, testing and product development of the ANTs Data Server. Salaries and benefits accounted for 75.4% and other expenses accounted for 24.6% of the total for the year ended December 31, 2003. The Company expects that its research and development expenses will increase moderately as additional staff is recruited to customize its products and develop new ones.

Off Balance Sheet Arrangements

During 2003, the Company entered into an operating lease for certain computer equipment used in the Company's development lab. The total lease obligation is $9,155 and is payable in monthly installments over a three-year period. The outstanding lease obligation is not reported on the balance sheet as title to the equipment remains with the lessor until the Company pays the total obligation and a buyout fee. On December 31, 2003 the outstanding obligation was $8,647. Should the Company default in its lease obligation, the lessor could choose to repossess the computer equipment. Should the lessor repossess, the Company believes it would not have a material effect on the Company's ability to maintain normal business operations.

Critical Accounting Policies

Use of Estimates - The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The company evaluates such estimates and assumptions on an ongoing basis and bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following represents its critical accounting policies:

  Stock-based Compensation
  Income Taxes

Stock-based Compensation - The Company uses the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to value stock options granted to employees and independent consultants. The values are derived from a model which requires historical assumptions and management judgment. Stock-based compensation for employees is disclosed in the pro-forma net loss statement in note 1 of the Company's annual financial statements. Stock-based compensation for independent consultants is expensed in the statement of operations.

Income Taxes - The carrying value of the Company's deferred tax assets are dependent upon the Company's ability to generate sufficient future taxable income in certain tax jurisdictions. Until such time as the Company establishes a taxable income in such jurisdictions, the total amount of the deferred tax assets shall be offset with a valuation allowance.

Recent Accounting Pronouncements - The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, in January 2003 and amended the Interpretation in December 2003.  This Interpretation requires the consolidation of Variable Interest Entities in which a company holds a qualifying variable interest.  The provisions of this Interpretation do not have a significant effect on our financial position or operating results. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  The provisions of this Standard do not have a significant effect on our financial position or operating results.

Notes Receivable from Officer

The Company entered into an agreement with a former officer, effective January 11, 2001, in which the Company agreed to forgive, on August 4, 2001 and on each year anniversary thereafter, $45,000 of the principal amount and all accrued interest on a loan made to the former officer in August 1999 in the original amount of $225,000. In August 2003 the Company forgave $45,000 of the loan balance pursuant to the terms of the agreement. The balance remaining on this note at December 31, 2003 was $45,000.

Capital and Liquidity Resources

The Company anticipates that if sufficiently funded, it will increase expenditures moderately to substantially over the next twelve months as it begins to actively market and sell the ANTs Data Server and hire additional sales, marketing, and technical personnel. The Company's cash balance as of March 23, 2004 was approximately $4 million which, it believes will be adequate to fund its activities through 2004 at its expected rate of spending.  There can be no assurance that the Company's continued product development and infrastructure development will not require a much higher rate of spending. The Company is involved in discussions from time to time with prospective investors in order to raise capital to support its continued operations, although there can be no assurance that it will be able to obtain investments.

Risk Factors Associated With The Company's Business and Future Operating Results

In addition to other information in this 10-KSB, the following risk factors should be carefully considered in evaluating the Company's business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond its control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on the Company's business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-KSB, and the risks discussed in the Company's other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

A failure to obtain additional financing could prevent the Company from executing its business plan.  A failure to raise additional funding could prevent the Company from continuing its business after 2004.  The Company anticipates that current cash resources will be sufficient to fund its operations only through 2004 at its expected rate of spending.  The Company believes that, due to an uncertain investment climate, securing additional sources of financing to enable it to complete the development and commercialization of its proprietary technologies is uncertain and there is no assurance of its ability to secure such financing. A failure to obtain additional funding could prevent the Company from making expenditures that are needed to pay current obligations, allow it to hire additional personnel, continue development of the technology or attract customers who are concerned about its ability to continue operations.  If the Company raises additional funds by selling equity securities, the relative equity ownership of its existing investors could be diluted or the new investors could obtain terms more favorable than previous investors.  If the Company raises additional funds through debt financing, it could incur significant borrowing costs.

 If the Company is unable to protect its intellectual property, its competitive position would be adversely affected.  The Company relies on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with its employees and others to protect its intellectual property.  Despite the Company's precautions, unauthorized third parties may copy its products and services or reverse engineer or obtain and use information that it regards as proprietary.  The Company has filed patent applications and intends to file more.  The Company has been notified that two patent applications have been granted, however the Company does not know if the remaining applications will be granted or whether it will be successful in prosecuting any future patents.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.  The Company's means of protecting its proprietary rights may not be adequate and third parties may infringe or misappropriate its patents, copyrights, trademarks and similar proprietary rights.  If the Company fails to protect its intellectual property and proprietary rights, its business, financial condition and results of operations would suffer.  The Company believes that it does not infringe upon the proprietary rights of any third party, and no third party has asserted a patent infringement claim against it.  It is possible, however, that such a claim might be asserted successfully against the Company in the future.  The Company may be forced to suspend its operations to pay significant amounts to defend its rights, and a substantial amount of the attention of its management may be diverted from its ongoing business, which can materially affect its ability to attain and maintain profitability.

The Company focuses on the research and development of its proprietary technologies and the marketing of its first product. The Company's present focus is on the research and development of its proprietary technologies and the marketing of its first product.  The Company believes that these technologies are the basis for highly marketable commercial products.  However, there can be no assurance of this and it is possible that the Company's proprietary technologies and products will have no commercial benefit or potential.  In addition, from the Company's inception to the present, it has not recognized any operating revenues.

The Company faces possible competition from large companies. The Company operates in a highly competitive industry.  Although the Company believes that its technology is unique, can be protected, and, if adopted, will confer benefits that will be otherwise unavailable for some significant time, it faces very large competitors with greater resources who may adopt various strategies to block or slow its market penetration, thereby straining its more limited resources.  They may also seek to hinder the Company's operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by offer of highly competitive terms to potential or newly acquired customers.

The Company depends on its key personnel and may have difficulty attracting and retaining the skilled staff it needs to execute its growth plans.  The Company's success will be dependent largely upon the personal efforts of its Chairman and Chief Executive Officer, Francis K. Ruotolo, as well as other senior managers.  The loss of key staff could have a material adverse effect on the Company's business and prospects.  To execute its plans, the Company will need to hire additional staff and retain current employees.  If sufficiently funded, the Company plans to increase its technical, marketing, and administrative personnel. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense.  The Company may not be successful in attracting or retaining such qualified personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees.   If the Company is unable to hire, train and manage new skilled and experienced employees as needed, it would be unable to support its planned growth and future operations.

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

The Company may need to manage growth well.  The Company may experience substantial growth in the size of its staff and the scope of its operations, resulting in increased responsibilities for management.  To manage this possible growth effectively, the Company will need to continue to improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of staff.  Due to a competitive employment environment for qualified technical, marketing and sales personnel, the Company expects to experience difficulty in filling its needs for qualified personnel.  There can be no assurance that the Company will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on its financial condition and results of operations.

The Company could face information and product liability risks and may not have adequate insurance.  The Company's product may be used to manage data from critical business applications. The Company may become the subject of litigation alleging that its product was ineffective or disruptive in its treatment of data, or in the compilation, processing or manipulation of critical business information.  Thus, the Company may become the target of lawsuits from injured or disgruntled businesses or other users.  The Company does not presently carry product or information liability or errors and omissions insurance, and although it intends to acquire such insurance prior to commencing substantial sales, such insurance may not be available in an acceptable or affordable form.  In the event that the Company is required to defend more than a few such actions, or in the event that it was found liable in connection with such an action, its business and operations would be severely and materially adversely affected.

The Company is dependent on new demand for its products and services.  The success of the Company's business depends upon demand for and use of its technology, products and services in general and the demand for additional computing power, cost effectiveness and speed in particular.  The Company's product is new and the Company may encounter substantial market resistance.  In the event sufficient demand does not develop, the Company's business and results of operations would be materially adversely affected.  The Company believes that there appears to be increased demand for computing power, cost effectiveness and speed, but if general economic conditions decline or hardware and memory advances make such power, cost effectiveness and speed more readily available, then adoption, use and sales of the Company's products and services may be materially adversely affected.

The Company will need to continue its product development efforts.  The Company believes that its market will be characterized by increasing technical sophistication.  The Company also believes that its eventual success will depend on its ability to continue to provide increased and specialized technical expertise.  There is no assurance that the Company will not fall technologically behind competitors with greater resources.  Although the Company believes that it enjoys a significant lead in its product development and introduction, and is hopeful that its patents provide some protection, it will likely need significant additional capital in order to continue to enjoy such a technological lead over competitors with more resources.

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

Future profitability is not guaranteed.  The Company has not recognized any operating revenues to date. There is no assurance that the Company's plans will be realized, that it will be able to generate revenues or that it will achieve profitability in the future.

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

The Company has a long corporate existence and was inactive during much of its corporate history.   The Company was formed as the Sullivan Computer Corporation, incorporated in Delaware in January 1979.  The Company was privately owned until late 1986, at which time its common stock began trading in the over-the-counter market.  This was a result of the registration of the Company's common stock pursuant to the merger with CHoPP Computer Corporation,a British Columbia corporation.  During the period from mid-1987 through late 1999, the Company had few or no employees. The Company's operating activities were limited and were largely administered personally by its former Chairman. Due to the passage of time and the poor condition of financial and other records, there can be no assurance that all matters have been addressed at this date.

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

Item 7. Financial Statements.

See the Financial Statements annexed hereto.

 Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

The effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this annual report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this annual report is recorded, processed, summarized and reported within the time period required for the filing of this annual report.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of the Company's internal control performed during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth information with respect to the Company's current executive officers, principal employees, consultants and directors.

        Name                             Age      Position
Francis K. Ruotolo....................... 66      Chairman and Chief Executive Officer
                                                  Class 3 Director, term expires in 2006
Papken S. Der Torossian.................. 65      Class 1 Director, term expires in 2004
John R. Gaulding......................... 58      Class 3 Director, term expires in 2006

Homer G. Dunn............................ 63      Class 2 Director, term expires in 2005
Thomas Holt.............................. 58      Class 1 Director, term expires in 2004
Gary Ebersole.............................55      Former President and Chief Operating Officer
                                                  Class 2 Director*
Kenneth Ruotolo...........................43      Chief Financial Officer, Executive Vice President,
                                                  Finance and Operations, and Secretary
Clifford Hersh............................56      Managing Director and Chief Scientist
Jeffrey R. Spirn, Ph.D....................55      Vice President, Research and Development
Girish Mundada............................36      Vice President, Engineering
Steven Messino............................52      Vice President, Sales

* Mr. Ebersole resigned as President, Chief Operating Officer and Director on January 31, 2004.

Francis K. Ruotolo, Age 66
Chairman and Chief Executive Officer

Frank Ruotolo became Chairman of the Board, Chief Executive Officer and President in January 2001.  Prior to that time, he was a member of the Board of Advisors.  Most recently, he was a director in the consulting practice of Deloitte & Touche. Prior to working at Deloitte Consulting Mr. Ruotolo was CEO of The Futures Group, a long term strategic planning consultancy whose clients included: IBM, American Airlines, Monsanto, Ford Motor Co., Pfizer, and numerous departments of the federal government. Mr. Ruotolo was Senior Vice President of Macy's California for seven years and held the same position at Lord & Taylor in New York. Mr. Ruotolo holds a BA degree in English/Journalism from Northeastern University, Boston, MA. Mr. Ruotolo resigned as President of the Company in March 2003.  Mr. Ruotolo has a family relationship with the Corporate Secretary/CFO, Ken Ruotolo, who is his son.

Papken S. Der Torossian, Age 65

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

John R. Gaulding, Age 58

John R. Gaulding joined the Company's Board of Directors in January 2001.  Mr. Gaulding is a private investor and consultant in the fields of strategy and organization. He is an independent director and serves on the audit and compensation committees of Monster Worldwide, Inc. Mr. Gaulding also serves on the board of Yellow Pages Group, Inc., a publicly held company listed on the Toronto Stock Exchange, where he is chairman of the Nominating and Governance Committee. Most recently, Mr. Gaulding served as a Senior Advisor to Deloitte Consulting specializing in e-Business strategy with responsibility for advising such clients as Hewlett Packard, 3Com, Bergen Brunswig, Longs Drugstores, SCE, and PG&E. From 1990-1996, Mr. Gaulding served as President and CEO of ADP's Claims Solutions Group where he was also a member of the Corporate Executive Committee.  From 1983-1985 Mr. Gaulding was Corporate Vice President, Strategy and Development, also serving on the Corporate Executive Committee of Pacific Telesis, Inc. From 1985-1990 Mr. Gaulding was President and CEO of Pacific Bell Directory, the yellow pages publishing unit of Pacific Telesis, Inc.

Homer G. Dunn, Age 63

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

Thomas Holt, Age 58

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

Gary Ebersole, Age 55
Former President and Chief Operating Officer and Director

Gary Ebersole joined ANTs software inc. as President and Chief Operating Officer in March 2003 and was appointed to the Board of Directors in June 2003. Mr. Ebersole resigned as President, Chief Operating Officer and Director effective January 31, 2004.  Mr. Ebersole has over 24 years' experience in enterprise IT technology sales and marketing, the last eight years in increasingly strategic positions with database companies. Most recently, Mr. Ebersole was CEO of Clustra Systems, Inc., developer of a high availability database system. He was instrumental in raising a $22 million series B round of financing. In February of 2002, Mr. Ebersole successfully engineered the acquisition of Clustra by Sun Microsystems, Inc. Prior to Clustra, Mr. Ebersole was VP Marketing for Angara Database Systems, Inc., where he developed and implemented a marketing program that helped establish the in-memory SQL-compliant database market. Prior to Angara, Mr. Ebersole was Director of Technical Services, Global Channels and Partner Marketing for Informix where he established the company's strategy and plan for the Informix Developer Network and key global technical marketing programs.

Kenneth Ruotolo, Age 43
Chief Financial Officer, Executive Vice President, Finance and Administration, and Secretary

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

Clifford Hersh, Age 56
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

Jeffrey R. Spirn, Ph.D., Age 55
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

Girish Mundada, Age 36
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

Steven Messino, Age 52
Vice President, Sales

Mr. Messino joined the Company as a consultant in January 2003. Mr. Messino has more than 25 years of executive management experience in the creation of strategic partnerships, business planning and development, sales, strategic marketing and process implementation as well as customer service both domestic and international.  His focus has been within the computer software industry and its internet and ecommerce derivatives. As a consultant, Mr. Messino has assisted over a dozen companies in an executive capacity with the design, development, financing and implementation of their business. He established a significant number of corporate strategic partnerships, which resulted in technology transfers, new product distribution channels, financings, and M&A. Mr. Messino built his career in sales, marketing and service at Sun Microsystems as a founding member of the SunSoft subsidiary, and at Digital Equipment marketing the #1 multi-function office system in the industry.

Board of Directors

The Company's Bylaws provide that the Board of Directors is divided into three classes, each nearly as equal in number as possible, so that each director will serve for three years, with one class of directors being elected each year. The Board is currently comprised of two Class 1 Directors, one Class 2 Director and two Class 3 Directors.  The terms of the Class 1, Class 2 and Class 3 Directors expire at the end of each respective three-year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each fiscal year.  The term of the present Class 1 Directors ends at the annual meeting of the stockholders for the year ending December 31, 2003.

Board Committees

The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which consists of Thomas Holt and John R. Gaulding.  John R. Gaulding is the chairperson of the committee.  This committee, among other things, reviews the annual audit with the Company's independent accountants.  In addition, the audit committee has the sole authority and responsibility to select, evaluate, and, where appropriate, replace the independent auditors or nominate the independent auditors for shareholder approval. The Company's Board of Directors has determined that the Company has at least one audit committee financial expert on its Audit Committee.  Mr. John Gaulding, the audit committee financial expert, is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

The Company also has a Compensation Committee, which was formed in June 2001 and consists of Homer G. Dunn and John R. Gaulding.  This committee, among other things, reviews the compensation policies applicable to the Company's senior officers.

Compliance with Section 16(a) of the Exchange Act of 1934

To the best of the Company's knowledge, all the Company's officers, directors and 10% shareholders timely filed the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2003, with one exception. In May 2002 Mr. Clifford Hersh, the Company's Chief Scientist, sold 100,000 shares of common stock and filed a Form 4 for 50,000 of the shares in a timely manner. A Form 4 for the sale of the remaining 50,000 shares was filed late.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's employees, directors and officers, including the Company's principal executive officer, principal financial officer, controller or persons deemed to be performing similar critical financial and accounting functions. A copy of the Code of Ethics is attached to this Annual Report as Exhibit 14.

Item 10.  Executive Compensation

Summary Compensation Table

 This Table sets forth the annual compensation for the three most recent completed fiscal years of the named executive officers that were serving as executive officers during the last completed fiscal year or at the end of the last completed fiscal year.

	Annual compensation				Long term compensation

					Award		Payouts

Name and principal position	Year	Salary	Bonus	Other Annual Compensation (1)	Restricted stock award(s)	Securities underlying options/SARs	LTIP Payouts	All other Compensation

Francis K. Ruotolo	2003	$183,333	$ -	$106,667		-
Chief Executive Officer	2002	$194,950	$ -			20,000
and Chairman	2001	$362,473	$400,000			982,500
of the Board

Gary Ebersole	2003	$115,535	$ -	$ 14,214		575,000		$20,140 (2)
Former President, Chief Operating Officer and Director (3)

Clifford Hersh	2003	$110,000	$ -	$ 60,500		-
Managing Director	2002	$128,683	$ -	$ -		20,000
and Chief Scientist	2001	$200,000	$ 10,000	$ -		144,000

Kenneth Ruotolo	2003	$108,333	$ -	$ 46,667		-
Secretary, Chief	2002	$118,389	$ -	$ -		80,680
Financial Officer and	2001	$106,666	$ -	$ -		239,320		$61,600 (4)
Executive Vice
President of Finance and Administration

Jeff Spirn	2003	$ 87,500	$ -	$ 48,125		-
Vice President,	2002	$104,883	$ -	$ -		70,000
Research and	2001	$155,833	$ 2,186	$ -		60,000
Development

(1)     Represents salary that was deferred and which the Company expects to pay back during 2004.
(2)     Represents compensation for consulting services rendered by Mr. Gary Ebersole before he became an employee of the Company.
(3)     Mr. Ebersole resigned as President, Chief Operating Officer and Director effective January 31, 2004.
(4)     Represents compensation for consulting services rendered by Mr. Kenneth Ruotolo before he became an employee of the Company.

Option/SAR grants in the Last Fiscal Year

The following table sets forth certain information concerning grants of options and warrants to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

Name	Number of securities underlying options/ SARs granted	Percent of total options/ SARs granted to employees in fiscal year (1)	Per share exercise price (2)	Expiration date (3)

Gary Ebersole	300,000	30.15	1.12	4/30/04
Gary Ebersole	275,000	27.63	1.10	4/30/04

(1) During the fiscal year ended December 31, 2003, the Company granted to its employees options covering 995,000 shares of Common Stock.
(2) The exercise price is equal to the closing sale price of the Common Stock of the Company traded on the Over the Counter Bulletin Board on the grant date.
(3) This is the date on which Mr. Ebersole will forfeit the right to exercise the vested portion of these option grants. Mr. Ebersole resigned from the Company on January 31, 2004.

Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth information concerning the number and value of shares of common stock underlying the unexercised options and warrants held by the named executive officers as of December 31, 2003. The table also sets forth the value realized upon the exercise of stock options and warrants during the last fiscal year which is calculated based on the fair market value of the Company's common stock on the date of exercise, as determined by the closing price of its common stock as traded on the Over-The-Counter Bulletin Board, less the exercise price paid for the shares. The value of unexercised in-the-money options and warrants represents the positive spread between the exercise price of the stock options and the fair market value of the Company's common stock as of December 31, 2003, which was $.93 per share.

Aggregated Option/Warrant Exercises in 2003 and Fiscal Year-End Option/Warrant Values

	Shares Acquired On Exercise	Value	Number of Securities Underlying Unexercised Options at Year-End(#)		Value of Unexercised In-the-Money Options at Year-End($)(2)
Name	(#)	Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Francis K. Ruotolo.....	-	$ -	1,027,500	-	$ 8,200	$ -
Gary Ebersole.............	-	-	575,000	-	-	-
Kenneth Ruotolo.......	-	-	320,000	-	8,200	-
Clifford Hersh (3).......	300,000	258,000	284,000	-	8,200	-
Jeff Spirn.....................	-	-	190,000	-	8,200	-

(1)  Calculated by multiplying the number of shares acquired on exercise by the difference between the fair market value of the shares on the date of exercise and the exercise price.
(2)  Calculated by determining the difference between the fair market value of the Company's common stock as of December 31, 2003 and the exercise price of the option.
(3)  During the second quarter of 2003, Mr. Hersh exercised a warrant to purchase 300,000 shares of common stock for the aggregate amount of $75,000.

Director Compensation

Directors who are employees of the Company do not receive any compensation for service on the Board.  The Company does not currently pay any cash compensation to non-employee directors.  The Company generally grants options or warrants to purchase up to 75,000 shares of Common Stock to its non-employee directors, subject to a two-year vesting schedule. The Company did not grant options or warrants to its non-employee directors during the fiscal year ended December 31, 2003.

Separation Agreements

On January 8, 2001, the Company entered into a Separation Agreement with Mr. Francis K. Ruotolo pursuant to which it agreed to pay Mr. Ruotolo his salary for a period of six months following the termination of his employment in the event Mr. Ruotolo terminates his employment for Good Cause or in the event the Company terminates Mr. Ruotolo's employment without Cause.  The Company also agreed to continue to pay Mr. Ruotolo his salary for a period of 24 months in the event of a Corporate Transaction (a merger or acquisition in which it is not the surviving entity, the sale of all or substantially all of its assets, or any reverse merger in which it remains the surviving entity) where the consideration received by it is less than five dollars ($5.00) per share on a full dilution and full conversion basis and where the successor company does not offer Mr. Ruotolo a position of similar title, office and responsibilities and equal salary, to the position held and salary received by Mr. Ruotolo with the Company immediately prior to such Corporate Transaction.   Under this Agreement Good Cause is defined as (i) a decrease in Mr. Ruotolo's compensation of greater than twenty-five percent (25%) of his compensation (x) immediately prior to such decrease or (y) in the aggregate over a period not exceeding two years (not including any decrease in compensation that is applied to each of the Company's executive officers equally), (ii) a material change in Mr. Ruotolo's corporate position, title or responsibilities, or (iii) the relocation of its principal offices more than 80 miles from their present location without Mr. Ruotolo's consent.  Termination of Mr. Ruotolo's employment is deemed to be "for Cause" in the event that Mr. Ruotolo (i) violates any material provisions of the Letter Agreement by which he was employed, the Separation Agreement or the Company's standard form of Proprietary Information and Inventions Agreement, (ii) is charged with or indicted for a felony, any criminal act other than minor traffic violations, or (iii) commits any act of willful misconduct, gross negligence, or dereliction of his duties under the Separation Agreement.

On January 14, 2004, the Company entered into a Separation and Settlement Agreement and Full Release of All Claims with Mr. Gary Ebersole in connection with Mr. Ebersole's resignation as President, Chief Operating Officer, officer and a director and agent of the Company.  Each party agreed to release the other of all claims and the Company agreed to (i) waive its rights under Section 14 (non-compete provision) of the Employment Agreement entered into between the parties on or about March 24, 2003 and (ii) pay Mr. Ebersole Forty-nine Thousand, Seven Hundred and Fifty dollars ($49,750).  Such amount is equal to Mr. Ebersole's deferred salary, which had been accruing since June 1, 2003.

Item 11.  Security Ownership of Certain Beneficial Owners Management and Related Stockholder Matters.

Security Ownership by Beneficial Owners

The following table sets forth, as of February 2, 2004, information regarding ownership of the Company's common stock by any person or entity, known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock.  The percentages are calculated on the basis of the amount of outstanding shares of Common Stock on February 2, 2004 which was 26,381,004 plus, for each person, any securities that person has the right to acquire within 60 days following February 2, 2004 pursuant to options or warrants.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Donald R. Hutton, 10995 Boas Road Sidney, B. C. Canada V8L 5J1...................................................	3,502,500 (1)	13.28
Alison B. Hicks, 10995 Boas Road Sidney, B. C. Canada V8L 5J1...................................................	3,502,500 (2)	13.28
Whistler Design, 94 Dowdeswell Street Box N-75-71, Nassau...............................................................	2,502,500	9.49
Perry Logan, PO Box 30370, Las Vegas, NV 89173-0370...................................................	2,135,000 (3)	7.97

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

(3) Includes 160,000 shares of Common Stock owned by Bell Seventh, 1,575,000 shares of Common Stock owned by Mr. Perry Logan and a warrant to purchase up to 400,000 shares of Common Stock held by Mr. Perry Logan.

Security Ownership by Directors and Executive Officers

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of February 2, 2004, by each of the Company's directors and executive officers.  The table also shows the beneficial ownership of the Company's stock by all directors and executive officers as a group.  The table includes the number of shares subject to outstanding options and warrants to purchase shares of Common Stock.  The percentages are calculated on the basis of the amount of outstanding shares of Common Stock on February 2, 2004 which was 26,381,004 plus, for each person, any securities that person has the right to acquire within 60 days following February 2, 2004, pursuant to options or warrants.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percent of Class
Directors and Nominees for Director
Francis K. Ruotolo...................................................................	1,047,500(2)	3.82
Thomas Holt..............................................................................	90,000(3)	*
John R. Gaulding......................................................................	90,000(4)	*
Homer G. Dunn.........................................................................	90,000(5)	*
Papken S. Der Torossian.........................................................	90,000(6)	*
Executive Officers
Gary Ebersole............................................................................	159,873(7)	*
Clifford Hersh............................................................................	604,000(8)	2.26
Jeffrey Spirn..............................................................................	210,000(9)	*
Kenneth Ruotolo......................................................................	340,000(10)	1.27

9 directors and executive officers as a group......................	2,721,373	9.45

* means less than 1%

 (1) Unless otherwise indicated, the address of each director and officer is c/o ANTs software inc., 801 Mahler Road, Suite G, Burlingame, CA 94010.

(2) Includes a Warrant to purchase up to 25,000 shares of Common Stock, an Option to purchase up to 750,000 shares of Common Stock, an Option to purchase up to 155,000 shares of Common Stock, an Option to purchase up to 77,500 shares of Common Stock, an Option to purchase up to 20,000 shares of Common Stock and an Option to purchase up to 20,000 shares of Common Stock. Mr. Ruotolo can acquire 25,000 shares of Common Stock under his Warrant and 1,012,500 shares of Common Stock under his Options in the next 60 days. Mr. Ruotolo may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to the Company's right to repurchase unvested shares.

(3) Includes an Option to purchase up to 50,000 shares of Common Stock, an Option to purchase up to 25,000 shares of Common Stock, and an Option to purchase up to 15,000 shares of Common Stock.  Mr. Holt can acquire 90,000 shares of Common Stock under his Options in the next 60 days.  The address of Mr. Holt is: c/o Lucent Technologies, 600 Mountain Ave, Murray Hill, NJ  07059.

(4) Includes an Option to purchase up to 75,000 shares of Common Stock and an Option to purchase up to 15,000 shares of Common Stock. Mr. Gaulding can acquire 90,000 shares of Common Stock under his Options in the next 60 days. 115 Margarita Dr., San Rafael, CA 94901.

(5) Includes an Option to purchase up to 75,000 shares of Common Stock and an Option to purchase up to 15,000 shares of Common Stock. Mr. Dunn can acquire 90,000 shares of Common Stock from his Options in the next 60 days. The address of Mr. Dunn is: c/o Evant Inc. 235 Montgomery Street, San Francisco, CA  94104.

(6) Includes an Option to purchase up to 75,000 shares of Common Stock and an Option to purchase up to 15,000 shares of Common Stock. Mr. Der Torossian can acquire 90,000 shares of Common Stock under his Options in the next 60 days. The address of Mr. Der Torossian is 21978 Via Regina, Saratoga, CA 95070.

(7) Includes an Option to purchase up to 83,412 shares of Common Stock and an Option to purchase up to 76,461 shares of Common Stock. Mr. Ebersole can acquire 159,873 shares of Common Stock under his Options in the next 60 days. Mr. Ebersole's options will expire on April 30, 2004. The address of Mr. Ebersole is 1775 Beach Street, San Francisco, CA  94123.

(8) Includes 300,000 shares of Common Stock owned as a result of a warrant exercise during the second quarter of 2003 and includes an Option to purchase up to 120,000 shares of Common Stock, an Option to purchase up to 72,000 shares of Common Stock, an Option to purchase up to 72,000 shares of Common Stock, an Option to purchase up to 20,000 shares of Common Stock and an Option to purchase up to 20,000 shares of Common Stock. Mr. Hersh may acquire 294,000 shares of Common Stock under his Options in the next 60 days. Mr. Hersh may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to the Company's right to repurchase unvested shares.

(9) Includes a Warrant to purchase up to 50,000 shares of Common Stock, an Option to purchase up to 10,000 shares of Common Stock, an Option to purchase up to 40,000 shares of Common Stock, an Option to purchase up to 10,000 shares of Common Stock, an Option to purchase up to 10,000 shares of Common Stock, an Option to purchase up to 50,000 shares of Common Stock, an Option to purchase up to 20,000 shares of Common Stock, and an Option to purchase up to 20,000 shares of Common Stock. Mr. Spirn may acquire 50,000 shares of Common Stock under his Warrant in the next 60 days. Mr. Spirn may acquire 183,324 shares of Common Stock under his Options in the next 60 days. Mr. Spirn may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to the Company's right to repurchase unvested shares.

(10) Includes an Option to purchase up to 10,000 shares of Common Stock (of which 660 have been forfeited), an Option to purchase up to 30,000 shares of Common Stock (of which 10,020 have been forfeited), an Option to purchase up to 175,000 shares of Common Stock, an Option to purchase up to 17,500 shares of Common Stock, an Option to purchase up to 17,500 shares of Common Stock, an Option to purchase up to 60,680 shares of Common Stock, an Option to purchase up to 20,000 shares of Common Stock, and an option to purchase up to 20,000 shares of Common Stock. Mr. Ruotolo may acquire 299,993 shares of Common Stock under his Options within the next 60 days.  Mr. Ruotolo may also purchase the remaining shares under his Options at any time during the next 60 days, however such purchase would be subject to the Company's right to repurchase unvested shares.

Securities authorized for issuance under equity compensation plans as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance
Equity compensation plans Approved by security holders	3,841,162	2.00	1,521,488
Equity compensation plans not Approved by security holders	743,546 (1)	3.39	-

Total	4,584,708		1,521,488

(1) Includes warrants to purchase 475,000 shares of Common Stock of the Company which were fully vested upon issuance and have a five year term expiring 2004, warrants to purchase 258,546 shares of Common Stock of the Company with a five year term expiring in 2005, and warrants to purchase 10,000 shares of Common Stock with a five year term expiring in 2006 and subject to the Company's right to repurchase the unvested shares.

Item 12.  Certain Relationships and Related Transactions.

On January 11, 2001, the Company entered into an agreement with Mr. Frederick D. Pettit, its former President and Chief Executive Officer, in connection with which the Company agreed to forgive, on August 4, 2001 and on each year anniversary thereafter, $45,000 of the principal amount and all accrued interest on a loan in the original amount of $225,000 and the Company agreed to pay Mr. Pettit the sum of $300,000, payable $75,000 per year for four (4) years on August 4 of each year.

Item 13.  Exhibits and Reports on form 8-K.

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company's 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of the Company, as listed in Exhibit 3.2 to the Company's 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
10.1	2000 Stock Option Plan of the Company, as amended, attached as Exhibit 4 to the Company's Form S-8 filed on May 23, 2003, is hereby incorporated by reference.
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

10.10	Employment Agreement dated March 24, 2003, between the Company and Gary Ebersole, as listed in Exhibit 10.10 to the Company's 10-QSB filed on May 8, 2003, is hereby incorporated by reference.
10.11	Separation and Settlement Agreement and Full Release of All Claims dated January 14, 2004, between the Company and Gary Ebersole.
14.	Code of Ethics.
23.1	Letter of Consent from Auditor Burr, Pilger & Mayer, LLP.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)       Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period starting October 1, 2003 through December 31, 2003: On October 3, 2003 in a letter to its shareholders, the Company clarified the terms of a Letter of Intent entered into with NetSoft Systems, Inc.; on October 14, 2003 the Company issued a press release announcing the availability of version 2.0 of the ANTs Data Server; on October 21, 2003 in a letter to shareholders, the Company provided an update on sales and marketing, product development and finances and on December 8, 2003 in a letter to shareholders, the Company provided an update on sales and marketing, finances and the extension of the Net Soft Systems, Inc. Letter of Intent.

Item 14. Principal Accountant Fees and Services

Auditor's Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in its quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are as follows:

For the fiscal year ended December 31, 2002: $32,000
Billed and expected billing for the fiscal year ended December 31, 2003: $32,640

Audit-Related Fees

Audit-Related Fees include review of interim financial statements, Form 10-QSB and related financial information. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees" are as follows:

For the fiscal year ended December 31, 2002: $12,367
Billed and expected billing for the fiscal year ended December 31, 2003: $14,390

Tax Fees

Tax Fees include preparation of Federal and State income tax returns for fiscal years ended December 31, 2002 and 2003. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are as follows:

For the fiscal year ending December 31, 2002: $8,345
For the fiscal year ending December 31, 2003: $15,965

All Other Fees

All Other Fees include research, consultation and discussions related to various accounting and tax issues. The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above under "Audit Fees", "Audit Related Fees" and "Tax Fees" are as follows:

For the fiscal year ending December 31, 2002: $18,293
Billed and expected billing for the fiscal year ending December 31, 2003: $8,339

The Company's Audit Committee pre-approved the principal types of services (audit, audit assurance and tax preparation) provided by the principal accountant during the year ended December 31, 2003. 100% of "Audit-Related Fees", 100% of "Tax Fees" and 100% of "All Other Fees" were approved by the Company's Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. The Company's Audit Committee has considered whether the provision of services rendered by its accountants are compatible with maintaining the accountant's independence. The Audit Committee reviews in advance, and grants any appropriate pre-approvals of (i) all auditing services to be provided by the principal accountant and (ii) all non-audit services to be provided by the principal accountant as permitted by Section 10A of the Securities Exchange Act of 1934, and not specifically prohibited under the Sarbanes-Oxley Act of 2002, and in connection therewith approves all fees and other terms of engagement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of the 30th day of March 2004 by the undersigned, thereunto duly authorized.

                                                                                                                     ANTs software inc.

                                                                                                By                /s/ Francis K. Ruotolo
                                                                                                                     Francis K. Ruotolo, Chairman and
                                                                                                                     Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2004.

                                                                                                By                /s/ Francis K. Ruotolo
                                                                                                                     Francis K. Ruotolo, Chairman and
                                                                                                                     Chief Executive Officer

                                                                                                Date             March 30, 2004

                                                                                                By                /s/ Kenneth Ruotolo
                                                                                                                     Kenneth Ruotolo, Secretary and
                                                                                                                     Chief Financial Officer

                                                                                                Date             March 30, 2004

                                                                                                DIRECTORS

                                                                                                By                /s/ Francis K. Ruotolo
                                                                                                                     Francis K. Ruotolo, Chairman of the Board
                                                                                                                     Of Directors

                                                                                                Date             March 30, 2004

                                                                                                By                /s/ Papken S. Der Torossian
                                                                                                                     Papken S. Der Torossian, Director

                                                                                                Date             March 30, 2004

                                                                                                By                /s/ Homer G. Dunn
                                                                                                                     Homer G. Dunn, Director

                                                                                                Date             March 30, 2004

                                                                                                By                /s/ John R. Gaulding
                                                                                                                     John R. Gaulding, Director

                                                                                                Date             March 30, 2004

                                                                                                By                /s/ Thomas Holt
                                                                                                                     Thomas Holt, Director

                                                                                                Date             March 30, 2004