Form 10QSB
period 2004-03-31
ANTS SOFTWARE INC
filed 2004-05-17
CIK 796655

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

     For the quarterly period ended: March 31, 2004

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

             31,726,860 shares of Common Stock as of March 31, 2004

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                          PART I. Financial Information

Item 1.  Financial Statements ...............................................3-9
Item 2.  Management's Plan of Operation.....................................9-12
Item 3.  Controls and Procedures  ............................................12

                           PART II. Other Information

Item 1. Legal Proceedings  ...................................................12
Item 2. Changes in Securities ................................................13
Item 3. Defaults Upon Senior Securities.......................................13
Item 4. Submission of Matters to a Vote of Security Holders...................13
Item 5. Other Information.....................................................13
Item 6. Exhibits and Reports on Form 8-K...................................13-14
Risk Factors...............................................................14-17
Signatures....................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANTs software inc.
                            CONDENSED BALANCE SHEETS
                                                                                     March 31,        Dec. 31,
                                                                                       2004             2003
                                     ASSETS                                        (Unaudited)       (Audited)
                                                                                   ------------    -------------
Current assets:
  Cash                                                                             $ 3,874,730     $    541,725
  Prepaid insurance                                                                      6,375           46,229
  Prepaid expenses                                                                       1,791              800
                                                                                   ------------    -------------
      Total current assets                                                           3,882,896          588,754
                                                                                   ------------    -------------
 Computers and software                                                                811,436          774,441
 Office furniture and fixtures                                                          29,386           29,386
 Leasehold improvements                                                                  9,000            9,000
 Less accumulated depreciation                                                        (532,939)        (489,326)
                                                                                   ------------    -------------
      Property and equipment, net                                                      316,883          323,501
                                                                                   ------------    -------------
Other assets - security deposits                                                         9,100            9,100
                                                                                   ------------    -------------
      Total assets                                                                 $ 4,208,879     $    921,355
                                                                                   ============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                                 $   127,696           83,189
  Deferred salaries                                                                    360,208          340,505
  Deferred revenues                                                                          -          310,943
  Capital lease payable, current portion                                                 3,095            2,310
  Note payable - former officer, current portion                                        75,000           75,000
                                                                                   ------------    -------------
      Total current liabilities                                                        565,999          811,947
                                                                                   ------------    -------------
Long-term liabilities:

  Capital lease payable                                                                  6,365            7,919
  Convertible promissory note, net of unamortized beneficial interest and debt discount of $230,222 and $83,196
   in 2004 and 2003, respectively                                                       89,778          236,804
                                                                                   ------------    -------------

      Total liabilities                                                                662,142        1,056,670
                                                                                   ------------    -------------
Commitment and contingencies

Stockholders' equity:
  Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
   no shares issued and outstanding in 2004 and 2003, respectively                           -                -
  Common stock, $0.0001 par value; 100,000,000 shares authorized;
   31,726,860 and 26,381,004 shares issued and outstanding, respectively.                3,173            2,638
  Notes receivable from officer for stock purchases                                          -          (45,000)
  Additional paid-in capital                                                        33,690,235       29,668,322
  Common stock subscribed, not issued                                                  383,750                -
  Accumulated deficit                                                              (30,530,421)     (29,761,275)
                                                                                   ------------    -------------
      Total stockholders' equity                                                     3,546,737         (135,315)
                                                                                   ------------    -------------
Total liabilities and stockholders' equity                                         $ 4,208,879     $    921,355
                                                                                   ============    =============


      The accompanying notes are an integral part of these condensed financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                    Three months ended March 31,
                                                                                       2004             2003
                                                                                   (Unaudited)      (Unaudited)
                                                                                   ------------     ------------
Cost of goods sold                                                                 $         -      $         -
   General and administrative expenses                                                 346,407          301,382
   Sales and marketing                                                                 145,270          128,640
   Research and development expenses                                                   459,951          365,438
                                                                                   ------------     ------------
          Loss from operations                                                        (951,628)        (795,460)
                                                                                   ------------     ------------

Other income (expense):

   Income earned from expired contract                                                 310,943                -
   Interest income                                                                       2,083            1,685
   Gain on legal settlement                                                              2,000           16,000

   Write-off of officer's note receivable for stock purchases                          (45,000)               -
   Interest expense                                                                    (87,544)               -
                                                                                   ------------     ------------

          Other income, net                                                            182,482           17,685
                                                                                   ------------     ------------

          Net loss                                                                 $  (769,146)     $  (777,775)
                                                                                   ============     ============

Basic and diluted net loss per common share                                        $     (0.03)     $     (0.03)
                                                                                   ============     ============

Shares used in computing basic and diluted net loss per share                       27,561,702       23,381,440
                                                                                   ============     ============


      The accompanying notes are an integral part of these condensed financial statements.

                               ANTs software inc.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Three months ended March 31,
                                                                                       2004             2003
                                                                                    (Unaudited)      (Unaudited)
                                                                                   ------------     ------------
Cash flows from operating activities:
   Net loss                                                                        $  (769,146)     $  (777,775)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                      43,613           38,204
     Amortization of debt discount and beneficial interest                              86,601                -
     Compensation expense recognized on options granted to non-employees                     -           38,733
     Write-off of note receivable to officer for stock purchases                        45,000                -
   Changes in operating assets and liabilities:
     Prepaid expenses and prepaid insurance                                             38,863           46,100
     Accounts payable                                                                   44,508           14,734
     Deferred salaries                                                                  19,703                -
     Deferred revenue                                                                 (310,943)               -
                                                                                   ------------     ------------
          Net cash used in operating activities                                       (801,801)        (640,004)


Cash flows used in investing activities-purchase of property and equipment, net        (36,995)         (39,071)
                                                                                   ------------     ------------

Cash flows from financing activities:
   Proceeds from private placements net of commissions                               4,008,280          295,625
   Proceeds from exercise of options                                                   164,290           11,485
   Payments on capital lease obligations                                                  (769)               -
                                                                                   ------------     ------------
          Net cash provided by financing activities                                  4,171,801          307,110
                                                                                   ------------     ------------
Net increase (decrease) in cash                                                      3,333,005         (371,965)
                                                                                   ------------     ------------
Cash at beginning of period                                                            541,725          946,957
                                                                                   ------------     ------------
Cash at end of period                                                              $ 3,874,730      $   574,992
                                                                                   ============     ============


Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
     Interest                                                                      $       694      $         -
     Taxes                                                                         $     1,945      $         -



      The accompanying notes are an integral part of these condensed financial statements.

                               ANTs software inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements are presented in accordance with the requirements for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the ANTs software inc. (the "Company") Form 10-KSB for the twelve months ended December 31, 2003, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

     The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected in the future.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

     Management has evaluated the Company's current financial position and its available resources and plans to raise additional funds through the issuance of equity securities during 2004 and possibly thereafter. Should the Company be unsuccessful in raising additional funds, it is unlikely that the Company will continue operations beyond December 2004.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basic And Diluted Net Loss Per Share - Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

     The following table presents the calculation of basic and diluted net loss per share:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2004            2003
                                                    ----------------------------
Net loss                                            $ (769,146)     $  (777,775)
Weighted average shares of common stock
outstanding - basic and dilutive                     27,561,702      23,381,440
                                                    ----------------------------
Basic and diluted net loss per share                $     (0.03)    $     (0.03)


     As of March 31, 2004 and 2003, outstanding options and warrants for the purchase of up to 12,379,867 shares of common stock at prices ranging from $0.52 to $11.63 per share, and 7,426,390 shares of common stock at prices ranging from $0.25 to $14.00 per share, respectively, were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

     Stock-Based Compensation - In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company follows APB 25 in accounting for its employee stock options. The disclosure provisions of SFAS 148 have been incorporated into these financial statements and accompanying footnotes.

     At March 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         Three Months Ended
                                                              March 31,
                                                       2004              2003
                                                   -----------------------------
Net loss, as reported                              $   (769,146)   $   (777,775)
Less: Stock-based employee compensation expense
determined under the fair-value based method           (461,660)       (328,599)
                                                   -------------   -------------
Net loss, pro forma                                $ (1,230,806)   $ (1,106,374)
                                                   =============   =============
Basic and diluted loss per share:
As reported                                        $      (0.03)   $      (0.03)
                                                   =============   =============
Pro forma                                          $      (0.04)   $      (0.05)


     There were 405,000 options granted during the three-month period ended March 31, 2004. The weighted average fair value of options granted during the three-month periods ended March 31, 2004 and 2003 were $0.69 and $1.19 per share, respectively. The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for the periods ended March 31, 2004 and 2003, respectively.

                              Three Months Ended March 31,
                               2004                  2003
                        -------------------  ------------------
Interest rate              2.24% -    5.82%     3.83% -   3.98%
Dividend yield                    0%                   0%
Expected volatility      123.18% -  192.12%   141.58% - 143.05%
Expected life in years       1.5-5 Years          1-10 years

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

     Certain reclassifications have been made to conform the prior year financial statements to the presentation of the current period.

3.   EQUITY TRANSACTIONS

     From January 1, 2004 through March 31, 2004, the Company sold to accredited investors, through a private offering, 5,703,159 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one
(1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $269,100 in cash commissions, issued 23,666 D Units to finders, and will issue 239,697 D Units to the placement agent. The gross proceeds from the offering were $4,277,379. As of March 31, 2004, the shares related to 511,664 D Units are unissued and are categorized on the balance sheets as common stock subscribed. The Company expects to issue these shares by June 30, 2004. On or about February 17, 2004, the Company sold to an accredited investor 66 shares of common stock at a price of $.75 per share. The accredited investor paid for the shares by assigning all rights in certain shares of common stock of the Company which had been escheated. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     On or about April 23, 2004, the Company and Gary Ebersole, the Company's former President and Chief Operating Officer, entered into an Amendment Agreement pursuant to which the parties agreed to extend the period during which Mr. Ebersole can exercise the vested portion of his stock options to purchase shares of common stock of the Company until June 30, 2004.

4.   WARRANTS AND STOCK OPTIONS

     As of March 31, 2004, the Company had outstanding warrants to purchase up to 8,699,461 shares of common stock and options to purchase up to 3,680,406 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                         Warrants              Stock Options             Total
                                                        -----------            -------------         ------------
Outstanding at December 31, 2003                         3,484,300               3,841,162             7,325,462
Granted                                                  5,215,161                 405,000             5,620,161
Forfeited                                                        -                (435,127)             (435,127)
Expired                                                          -                       -                     -
Exercised through cash consideration                             -                (130,629)             (130,629)
                                                        -----------            -------------         ------------

Outstanding at March 31, 2004                            8,699,461               3,680,406            12,379,867
                                                        =========================================================

5.   LEGAL SETTLEMENT

     The Company was a defendant in a case entitled Hubert P. Lauffs et al. v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against the Company for breach of fiduciary duty. The plaintiff purported to base his cause of action on allegations that the Company and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff. In March 2000, the Company won this case on summary judgment. In April 2000, the plaintiff filed an appeal of the summary judgment ruling. On November 21, 2001, the Fourth District Court of Appeal ruled in the Company's favor by affirming the Superior Court's March 2000 summary judgment. In September 1999, the Company had filed an action for malicious prosecution against Lauffs and his attorney seeking recovery of the Company's legal fees incurred in connection with the proceedings. The Company entered into Settlement Agreements in December 2002, pursuant to which the plaintiffs agreed to pay the Company an aggregate of $400,000. Per an agreement the Company entered into with the Company's attorneys on or about September 27, 2002, almost all of the money recovered will be paid to the Company's attorneys. From January 1, 2004 through March 31, 2004, the Company received $2,000 as its portion of the settlement, which was recognized as a gain from legal settlement.

6.   DEFERRED REVENUES

     On or about August 22, 2003 the Company signed a Letter of Intent ("LOI") with Net Soft Systems, Inc. of Vancouver, British Columbia, Canada ("Net Soft"). The LOI included the following terms:

          o    Net Soft agreed to pay the Company $400,000 (non-refundable)

          o The Company agreed to negotiate only with Net Soft for the exclusive rights to sell and distribute the ANTs Data Server (the "Rights") in Poland, Russia, the Czech Republic, and the European Common Market

          o The negotiation process would determine what additional payments would be required of Net Soft to obtain the Rights

          o If, by November 30, 2003, terms of a deal regarding the Rights had not been agreed to, the Company could negotiate the Rights with any other entity

          o    The LOI itself contained no grant of Rights

     On November 30, 2003 the Company and Net Soft agreed to extend the LOI through January 31, 2004 and on January 31, 2004 the Company and Net Soft agreed to extend the LOI through March 31, 2004. On March 31, 2004, the LOI terminated and no future agreements between Net Soft and the Company are contemplated. As of March 31, 2004, the Company had received $310,943 of the $400,000 due pursuant to the LOI. The remaining $89,057 is considered uncollectible. In accordance with Generally Accepted Accounting Principles the Company did not consider the earnings process complete until collection was reasonably assured and all applicable revenue recognition conditions were met according to the Security and Exchange Commission's Staff Accounting Bulletin: No 104 -"Revenue Recognition." Therefore, the payments pursuant to the LOI were recorded in prior financial statements as deferred revenue. With the termination of the LOI and no future agreements contemplated, the Company is removing the deferred revenue liability. Since Net Soft did not receive either a license to use the Company's product or services related to the Company's product, the Company has recognized the $310,943 as other income in the statements of operations.

7.   CONVERTIBLE PROMISSORY NOTES

     On or about August 15, 2003, the Company sold to two accredited investors, through a private offering, one convertible promissory note each, without interest, in principal face amount of $160,000 per note, each with maturity on August 15, 2005, and each convertible at the option of the holder into one share of Common Stock of the Company and a warrant to purchase one share of Common Stock of the Company at a per share price of $2.00, exercisable until March 31, 2006. The stated conversion price was $0.75 per share, however, the Company had agreed to set the conversion price at $0.40 per share in the event an anticipated $5 million financing did not close shortly after the note financing. The $5 million financing did not close, accordingly, the active conversion price was $0.40 per share and the Company has agreed to and intends to enter into Amendment Agreements with each convertible promissory note holder setting the conversion price at $0.40 per share. The intrinsic value of the conversion option of $280,000 was recorded to additional paid-in-capital and a corresponding amount recorded as a beneficial interest discount to convertible debt. For the period ended March 31, 2004, beneficial interest discount amounting to $87,500 and imputed interest (classified as debt discount on the balance sheets and statements of cash flows) were amortized as interest expense. The proceeds of the private offering were used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and
Section 4(2) of the Securities Act of 1933.

8.   NOTE RECEIVABLE FROM OFFICER

     The Company entered into an agreement with a former officer, effective January 11, 2001, in which the Company agreed to forgive, on August 4, 2001 and on each year anniversary thereafter, $45,000 of the principal amount and all accrued interest on a loan made to the former officer in August 1999 in the original amount of $225,000. In August 2003 the Company forgave $45,000 of the loan balance pursuant to the terms of the agreement. In light of the fact that the remaining loan balance of $45,000 has been deemed to be uncollectible as of March 31, 2004, the Company has elected to charge the entire $45,000 to other expense as of March 31, 2004.

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

     The Company is engaged in the development and marketing of the ANTs Data Server a software product that is intended to significantly improve the speed at which computers can manipulate data. The Company anticipates that, if sufficiently funded, over the next twelve months its focus will be marketing its first product, supporting customers, and continued research and development.

Technology Development
----------------------

     Over the next twelve months, assuming the Company is sufficiently funded, the Company intends to continue to improve and add functionality to the ANTs Data Server. The Company has built out the basic functionality to the point where it believes that virtually all additional functionality will be driven by partner or customer demand. The Company intends to actively engage prospective partners and customers in technical discussions to determine what features are and will be most in demand for the markets the Company is targeting. The Company intends to mobilize its engineering resources around developing those features.

Marketing
---------

     In October 2003, the Company began marketing the first commercial version of its first product. The Company's go-to-market strategies include:

     o Focus on the high-performance, high-volume, transaction intensive industry segments where cost constraints and performance demands might dictate a willingness to adopt new technology. Company and product messaging will focus on the "high-performance, no compromise" value proposition.

     o Sell to Independent Software Vendors ("ISV's") and directly to end-users in targeted markets.

     o Execute a "compatible with," not a "replacement of," strategy for the leading RDBMS's such as: Oracle, IBM's DB2, and Microsoft's SQL Server, since the RDBMS market is mature and customers have substantial investment in infrastructure, development, and support, in the leading RDBMS vendors' products.

Raising Capital
---------------

     During February and March 2004, the Company raised approximately $4.3 million in financing through a private offering of Company securities. To carry out its plan of operations, the Company anticipates that, over the next twelve months, it will require an additional $2 million. The Company intends to pursue a number of avenues to raise these additional operating funds: 1) in the past the Company has been successful in raising funds through private placements of its stock and anticipates that it will continue to raise funds through private placements, 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and 3) the Company expects to begin generating revenue in 2004 and, if successful, this should be a source of some operating funds. The Company is pursuing all three avenues, but believes that securing additional capital will be difficult.

Personnel
---------

     The Company currently has 17 full-time employees and 2 full-time consultants. The Company views the recruitment of additional qualified marketing, sales, and technical personnel as essential to the further development and commercialization of its proprietary technologies. If the Company is sufficiently funded and it is successful in its recruitment efforts, the Company expects that its personnel and other operating costs will increase moderately over current levels. During 2003 and through February 29, 2004, to conserve cash, all employees agreed to reduce their salary to 85% of their then-current salary ("New Salary") and the employees further agreed to defer part of their New Salary. In connection with this deferral the Company agreed to accrue the difference between the New Salary and the employees' actual pay, until the Company received sufficient funding. During February and March 2004, the Company raised approximately $4.3 million. On March 1, 2004, the salary accruals and deferrals were discontinued. The total accrued salary on March 1, 2004 was $462,589. On March 31st, 2004 the Company paid employees $102,381 in accrued salary and expects to pay the remaining accrued salary, totaling approximately $360,208, by the end of June 2004.

     The majority of the Company's operating expenses and costs over the next twelve months are expected to be for and in connection with: marketing and selling the ANTs Data Server, continuing technical development, and supporting customers.

Sales and Marketing Expenses
----------------------------

     Marketing and sales expenses consist primarily of employee salaries and consultant fees, travel, marketing programs (trade shows, public relations, lead generation programs) and marketing and sales literature and presentations. Marketing and sales expenses increased from $128,640 for the quarter ended March 31, 2003 to $145,270, for the quarter ended March 31, 2004, an increase of $16,630 or 13%. The change from 2003 to 2004 resulted primarily from increased expenditures on events and promotions, sales-related travel and marketing-related communications in 2004.

     Marketing and sales expenses for the quarter ended March 31, 2004 include salaries, benefits and consultant costs (78%), travel (8%), marketing programs (3%) and other expenses (11%). The Company expects that its marketing and sales expenses will continue to increase moderately to substantially as additional staff is recruited and as marketing sales programs are implemented.

Research and Development Expenses
---------------------------------

     Research and development expenses consist primarily of employee salaries and consultant fees, equipment and software purchases and depreciation. Research and development expenses increased from $365,438 for the quarter ended March 31, 2003 to $459,951 for the quarter ended March 31, 2004, an increase of $94,513, or 26%. The increase results primarily from an increase in salaries and benefits of $86,537 in 2004. Three new engineers were added to the team in the first quarter of 2004.

     Components of research and development expense for the quarter ended March 31, 2004 include salaries and benefits (79%), equipment, software and depreciation (8%), and other expenses (13)%. The Company expects that its research and development expenses will increase moderately as additional staff is recruited to customize its product.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses consist primarily of salaries, legal and audit fees, facilities, and insurance. General and administrative expenses increased from $301,382 for the quarter ended March 31, 2003 to $346,407, an increase of $45,025, or 15%, for the quarter ended March 31, 2004. The increase is largely due to an increase in legal fees of $50,006 related to private placement activity in 2004, an increase in investor relations consulting fees of $22,951, both partially offset by a reduction of $23,436 in salaries and benefits expense in the first quarter of 2004.

     Components of general and administrative expense for the quarter ended March 31, 2004 include salaries and benefits (35%), legal (19%), audit (12%), business liability insurance (11%), and other expenses such as facilities, supplies and travel (23%). The Company expects that its general and administrative expenses will increase moderately as the Company expands.

Critical Accounting Policies
----------------------------

     Use of Estimates - The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company evaluates such estimates and assumptions on an ongoing basis and bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and probably will differ from these estimates under different assumptions or conditions.

     The Company believes the following represents its critical accounting policies:

     o    Stock-based Compensation
     o    Income Taxes

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

Capital and Liquidity Resources
-------------------------------

     The Company intends to increase expenditures moderately to substantially over the next twelve months as it actively markets and sells the ANTs Data Server and hires additional sales, marketing, and technical personnel. The Company's cash balance as of March 23, 2004 was approximately $4 million which it believes, will be adequate to fund its activities through 2004 at its expected rate of spending. There can be no assurance that the Company's continued product development and infrastructure development will not require a much higher rate of spending. The Company is involved in discussions from time to time with prospective investors in order to raise capital to support its continued operations, although there can be no assurance that it will be able to obtain investment proceeds on acceptable terms, or at all.

ITEM 3. CONTROLS AND PROCEDURES

     The effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time period required for the filing of this quarterly report.

     There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of the Company's internal control performed during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceeding and, to best of its knowledge, no such action by or against the Company, has been threatened.

ITEM 2. CHANGES IN SECURITIES

     From January 1, 2004 through March 31, 2004, the Company sold to accredited investors, through a private offering, 5,703,159 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one
(1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $269,100 in cash commissions, issued 23,666 D Units to finders, and will issue 239,697 D Units to the placement agent. The gross proceeds from the offering were $4,277,379. As of March 31, 2004, the shares related to 511,664 D Units are unissued and are categorized on the balance sheets as common stock subscribed. The Company expects to issue these shares by June 30, 2004. The proceeds of the private offering will be used for sales, marketing and general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     On or about August 15, 2003, the Company sold to two accredited investors, through a private offering, one convertible promissory note each, without interest, in principal face amount of $160,000 per note, each with maturity on August 15, 2005, and each convertible at the option of the holder into one share of Common Stock of the Company and a warrant to purchase one share of Common Stock of the Company at a per share price of $2.00, exercisable until March 31, 2006. The stated conversion price was $0.75 per share, however, the Company had agreed to set the conversion price at $0.40 per share in the event an anticipated $5 million financing did not close shortly after the note financing. The $5 million financing did not close, accordingly, the active conversion price was $0.40 per share and the Company has agreed to and intends to enter into Amendment Agreements with each convertible promissory note holder setting the conversion price at $0.40 per share. The intrinsic value of the conversion option of $280,000 was recorded to additional paid-in-capital and a corresponding amount recorded as a beneficial interest discount to convertible debt. For the period ended March 31, 2004, beneficial interest discount amounting to $87,500 and imputed interest (classified as debt discount on the balance sheets and statements of cash flows) were amortized as interest expense. The proceeds of the private offering were used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and
Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        No changes during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

     On or about April 23, 2004, the Company and Gary Ebersole, the Company's former President and Chief Operating Officer, entered into an Amendment Agreement pursuant to which the parties agreed to extend the period during which Mr. Ebersole can exercise the vested portion of his Stock Options to Purchase Shares of Common Stock of the Company until June 30, 2004.

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

               10.11 Separation and Settlement Agreement and Full Release of All
                     Claims dated January 14, 2004, between the Company and Gary Ebersole, as listed in Exhibit 10.11 to the Company's 10-KSB filed on March 30, 2004, is hereby incorporated by reference.

               14. Code of Ethics, as listed in Exhibit 14 to the Company's 10-KSB filed on March 30, 2004, is hereby incorporated by reference.

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

     During the period covered by this report, the Company filed the following reports on Form 8-K: (i) on January 14, 2004, the Company announced that Gary Ebersole was going to resign as President, COO and a Director of the Company at the end of January 2004, (ii) on February 24, 2004, the Company provided an update on product progress, status of potential sales, Wireless Services Corporation and Net Soft Systems, Inc. and (iii) on March 22, 2004, the Company announced that it raised four million dollars in a private offering.

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

     The Company has a long corporate existence and was inactive during much of its corporate history. The Company was formed as the Sullivan Computer Corporation, incorporated in Delaware in January 1979. The Company was privately owned until late 1986, at which time its common stock began trading in the over-the-counter market. This was a result of the registration of the Company's common stock pursuant to the merger with CHoPP Computer Corporation, a British Columbia corporation. During the period from mid-1987 through late 1999, the Company had few or no employees. The Company's operating activities were limited and were largely administered personally by its former Chairman. Due to the passage of time and the poor condition of financial and other records, there can be no assurance that all matters have been addressed at this date.

     The Company has indemnified its officers and directors. The Company has indemnified its Officers and Directors against possible monetary liability to the maximum extent permitted under Delaware law.

     Limitation on ability for control through proxy contest. The Company's Bylaws provide for a Board of Directors to be elected in three classes. This classified Board may make it more difficult for a potential acquirer to gain control of the Company by using a proxy contest, since the acquirer would only be able to elect one or two directors out of four directors at each shareholders meeting held for that purpose.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ANTs software inc.


Date: May 17, 2004                     By: /s/ Francis K. Ruotolo
                                           -------------------------------------
                                           Francis K. Ruotolo, Chairman and
                                           Chief Executive Officer





Date: May 17, 2004                     By: /s/ Kenneth Ruotolo
                                           -------------------------------------
                                           Kenneth Ruotolo
                                           Chief Financial Officer and Secretary