Form 10QSB
period 2004-06-30
ANTS SOFTWARE INC
filed 2004-08-12
CIK 796655

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

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

              32,792,397 shares of common stock as of June 30, 2004

     Transitional Small Business Disclosure Format:  Yes [  ]    No [X]

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                          PART I. Financial Information

Item 1.  Financial Statements .............................................3-10
Item 2.  Management's Plan of Operation  .................................10-13
Item 3.  Controls and Procedures  ........................................13-14

                          PART II. Other Information

Item 1. Legal Proceedings  ..................................................14
Item 2. Changes in Securities ...............................................14
Item 3. Defaults Upon Senior Securities......................................15
Item 4. Submission of Matters to a Vote of Security Holders..................15
Item 5. Other Information....................................................15
Item 6. Exhibits and Reports on Form 8-K..................................15-16
Risk Factors..............................................................16-19
Signatures...................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               ANTS SOFTWARE INC.
                            CONDENSED BALANCE SHEETS

                                                        June 30,      Dec. 31,
                                                          2004          2003
                        ASSETS                        (Unaudited)    (Audited)
                                                      ------------  ------------
Current assets:
  Cash                                                $ 2,669,235   $   541,725
  Prepaid insurance                                        64,125        46,229
  Prepaid expenses                                         16,745           800
                                                      ------------  ------------
        Total current assets                            2,750,105       588,754
                                                      ------------  ------------
Computers and software                                    901,099       774,441
Office furniture and fixtures                              29,386        29,386
Leasehold improvements                                     16,675         9,000
  Less accumulated depreciation                          (578,095)     (489,326)
                                                      ------------  ------------
        Property and equipment, net                       369,065       323,501
                                                      ------------  ------------
Other assets - security deposits                            9,100         9,100
                                                      ------------  ------------
        Total assets                                  $ 3,128,270   $   921,355
                                                      ============  ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $    96,563   $    83,189
  Deferred salaries                                             -       340,505
  Deferred revenues                                             -       310,943
  Capital lease payable, current portion                    2,100         2,310
  Note payable - former officer, current portion           75,000        75,000
                                                      ------------  ------------
        Total current liabilities                         173,663       811,947
                                                      ------------  ------------
Long-term liabilities:
  Capital lease payable                                     5,882         7,919
  Convertible promissory note, net of unamortized
   beneficial interest and debt discount of $189,585
   and $83,196 in 2004 and 2003, respectively             130,415       236,804
                                                      ------------  ------------
        Total liabilities                                 309,960     1,056,670
                                                      ------------  ------------
Commitment and contingencies

Stockholders' equity/(deficit):
  Preferred stock, $0.0001 par value; 50,000,000
   shares authorized, no shares issued and outstanding
   in 2004 and 2003, respectively                               -             -
  Common stock, $0.0001 par value; 100,000,000 shares
   authorized; 32,792,397 and 26,381,004 shares issued
   and outstanding, respectively                            3,279         2,638
  Notes receivable from officer for stock purchases             -       (45,000)
  Additional paid-in capital                           34,677,275    29,668,322
  Accumulated deficit                                 (31,862,244)  (29,761,275)
                                                      ------------  ------------
        Total stockholders' equity/(deficit)            2,818,310      (135,315)
                                                      ------------  ------------
Total liabilities and stockholders' equity            $ 3,128,270   $   921,355
                                                      ============  ============

    The accompanying notes are an integral part of these condensed financial statements.


                                     ANTS SOFTWARE INC.
                             CONDENSED STATEMENTS OF OPERATIONS

                                           Three Months ended June 30,          Six Months ended June 30,
                                              2004              2003              2004              2003
                                          (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                       ----------------  ----------------  ----------------  ----------------
Cost of goods sold                     $             -   $             -   $             -   $             -
General and administrative expenses            409,511           310,498           755,918           611,879
Sales and marketing                            312,287           193,879           457,557           322,519
Research and development expenses              577,501           437,765         1,037,452           803,204
                                       ----------------  ----------------  ----------------  ----------------
        Loss from operations                (1,299,299)         (942,142)       (2,250,927)       (1,737,602)
                                       ----------------  ----------------  ----------------  ----------------

Other income (expense):
  Income earned from expired
   contract                                          -                 -           310,943                 -
  Interest income                                7,063               794             9,146             2,478
  Gain on legal settlement                       1,500             1,000             3,500            17,000
  Write-off of officer's note
   receivable for stock purchases                    -                 -           (45,000)                -
  Interest expense                             (41,087)                -          (128,631)                -
                                       ----------------  ----------------  ----------------  ----------------
        Other income, net                      (32,524)            1,794           149,958            19,478
                                       ----------------  ----------------  ----------------  ----------------
        Net loss                       $    (1,331,823)  $      (940,348)  $    (2,100,969)  $    (1,718,124)
                                       ================  ================  ================  ================

Basic and diluted net loss per
 common share                          $         (0.04)  $         (0.04)  $         (0.07)  $         (0.07)
                                       ================  ================  ================  ================
Shares used in computing basic and
 diluted net loss per share                 32,311,854        24,192,811        30,274,355        23,787,125
                                       ================  ================  ================  ================

    The accompanying notes are an integral part of these condensed financial statements.

                               ANTS SOFTWARE INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended June 30,
                                                          2004          2003
                                                      (Unaudited)   (Unaudited)
                                                      ------------  ------------
Cash flows from operating activities:
  Net loss                                            $(2,100,969)  $(1,718,124)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                          88,769        77,294
     Amortization of debt discount and beneficial
      interest                                            127,238             -
     Compensation expense recognized on options
      granted to non-employees                             29,498        69,054
     Write-off of note receivable to officer for stock
      purchases                                            45,000             -
  Changes in operating assets and liabilities:
     Prepaid insurance and expenses                       (33,841)      (76,310)
     Accounts payable                                      13,374        97,808
     Deferred salaries                                   (340,505)       66,376
     Deferred revenue                                    (310,943)            -
                                                      ------------  ------------
        Net cash used in operating activities          (2,482,379)   (1,483,902)
                                                      ------------  ------------

Cash flows used in investing activities:
  Purchase of property and equipment, net                (134,333)      (48,236)
                                                      ------------  ------------

Cash flows from financing activities:
  Proceeds from private placements net of commissions   4,443,279       941,905
  Proceeds from exercise of options                       303,190        13,565
  Proceeds from exercise of warrants                            -        75,000
  Payments on capital lease obligations                    (2,247)            -
                                                      ------------  ------------
        Net cash provided by financing activities       4,744,222     1,030,470
                                                      ------------  ------------
Net increase (decrease) in cash                         2,127,510      (501,668)
                                                      ------------  ------------
Cash at beginning of period                               541,725       946,957
                                                      ------------  ------------
Cash at end of period                                 $ 2,669,235   $   445,289
                                                      ============  ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                         $     1,146   $         -
     Taxes                                                      -             -

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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected in the future.

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

     The following table presents the calculation of basic and diluted net loss per share:

                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                               -----------------------------------------------------------------------
                                                     2004              2003              2004              2003
                                               -----------------------------------------------------------------------
Net loss                                       $   (1,331,823)   $     (940,348)   $   (2,100,969)   $   (1,718,124)

Weighted average shares of common stock
outstanding - basic and dilutive                   32,311,854        24,192,811        30,274,355        23,787,125
                                               -----------------------------------------------------------------------
Basic and diluted net loss per share           $        (0.04)   $        (0.04)   $        (0.07)   $        (0.07)


     As of June 30, 2004 and 2003, outstanding options and warrants for the purchase of up to 13,474,330 shares of common stock at prices ranging from $0.52 to $11.63 per share, and 8,529,279 shares of common stock at prices ranging from $0.25 to $11.63 per share, respectively, were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

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

     At June 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                Three Months ended June 30,            Six Months ended June 30,
                                            ----------------------------------    ----------------------------------
                                                  2004              2003                2004              2003
                                            ----------------------------------    ----------------------------------

Net loss, as reported                       $   (1,331,823)   $     (940,348)     $   (2,100,969)   $   (1,718,124)
Less: Stock-based employee compensation
 expense determined under the fair-value
 based method                                     (218,523)         (329,535)           (680,183)         (654,391)
                                            ----------------  ----------------    ----------------  ----------------

Net loss, pro forma                         $   (1,550,346)   $   (1,269,883)     $   (2,781,152)   $   (2,372,515)
                                            ================  ================    ================  ================
Basic and diluted net loss per share:


   As reported                              $        (0.04)   $        (0.04)     $        (0.07)   $        (0.07)
                                            ================  ================    ================  ================
   Pro forma
                                            $        (0.05)   $        (0.05)     $        (0.09)   $        (0.10)
                                            ================  ================    ================  ================

     Employee options for the purchase of up to 335,000 and 610,000 shares of common stock were granted during the three-month periods ended June 30, 2004 and 2003, respectively. The weighted average fair value of employee options granted during the three-month periods ended June 30, 2004 and June 30, 2003 was $1.64 and $0.95 per share, respectively. Employee options for the purchase of up to 740,000 and 970,000 shares of common stock were granted during the six-month periods ended June 30, 2004 and 2003, respectively. The weighted average fair value of employee options granted during the six-month periods ended June 30, 2004 and 2003 was $1.12 and $0.96 per share, respectively.

     The pro forma amounts for net loss per share in the table above were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods ended June 30, 2004 and 2003, respectively.


                        Three Months ended June 30,   Six Months ended June 30,
                        ---------------------------  ---------------------------
                             2004         2003            2004         2003
                        ---------------------------  ---------------------------

Interest rate                 3.22%        2.53%           3.19%        2.69%
Dividend yield                0.00%        0.00%           0.00%        0.00%
Expected volatility         126.00%      134.01%         124.46%      135.98%
Expected life in years        5.00         5.00            5.00         5.00


     Recent Accounting Pronouncements - The Financial Accounting Standards Board
(FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, in January 2003 and amended the Interpretation in December 2003. This Interpretation requires the consolidation of Variable Interest Entities in which a company holds a qualifying variable interest. The provisions of this Interpretation do not have a significant effect on the Company's [to be consistent] financial position or operating results. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The provisions of this Standard do not have a significant effect on the Company's financial position or operating results.

     Certain reclassifications have been made to conform the prior year financial statements to the presentation of the current period.

3.   EQUITY TRANSACTIONS

     From January 1, 2004 through March 31, 2004, the Company sold to accredited investors, through a private offering, 5,703,159 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one
(1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $269,100 in cash commissions, issued 33,666 D Units to finders, and will issue 239,697 D Units to the placement agent. The gross proceeds from the offering were $4,277,379. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     On or about February 17, 2004, the Company sold to an accredited investor 66 shares of common stock at a price of $.75 per share. The accredited investor paid for the shares by assigning all rights in certain shares of common stock of the Company, which shares had been escheated.

     On or about May 31, 2004, the Company sold to one accredited investor, through a private offering, 400,000 E units at a price of one dollar and twenty-five cents ($1.25) per E unit for gross proceeds of $500,000, with each E Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars and fifty cents ($2.50), exercisable until May 31, 2007. In connection with this offering, the Company paid $65,000 in cash commissions and will issue 36,363 E Units to the placement agent. The sale of these securities was made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     During the six months ended June 30, 2004, 274,502 shares of common stock of the Company were purchased through the exercise of stock options. Total proceeds to the Company were $303,190.

     On or about April 23, 2004, the Company and Gary Ebersole, its former President and Chief Operating Officer, agreed to amend Mr. Ebersole's Stock Option Agreements to extend the period during which Mr. Ebersole could exercise the vested portion of his stock options from April 30, 2004 to June 30, 2004. The Company recognized non-employee compensation expense of $29,498 in the statement of operations (included in general and administrative expenses) related to this transaction. As of June 30, 2004, Mr. Ebersole had exercised all his vested stock options.

4.   WARRANTS AND STOCK OPTIONS

     As of June 30, 2004, the Company had outstanding warrants to purchase up to 9,621,125 shares of common stock and options to purchase up to 3,853,205 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.


                                                          Stock
                                           Warrants      Options        Total
                                           --------      -------        -----

Outstanding at December 31, 2003          3,484,300     3,841,162     7,325,462

Granted                                   6,136,825       740,000     6,876,825

Retired/forfeited                                 -      (453,455)     (453,455)

Expired                                           -             -             -

Exercised through cash consideration              -      (274,502)     (274,502)
                                        ------------  ------------  ------------
Outstanding at June 30, 2004              9,621,125     3,853,205    13,474,330
                                        ------------  ------------  ------------

5.   LEGAL SETTLEMENT

     The Company was a defendant in a case entitled Hubert P. Lauffs et al. v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against the Company for breach of fiduciary duty. The plaintiff purported to base his cause of action on allegations that the Company and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff. In March 2000, the Company won this case on summary judgment. In April 2000, the plaintiff filed an appeal of the summary judgment ruling. On November 21, 2001, the Fourth District Court of Appeal ruled in the Company's favor by affirming the Superior Court's March 2000 summary judgment. In September 1999, the Company had filed an action for malicious prosecution against Lauffs and his attorney seeking recovery of the Company's legal fees incurred in connection with the proceedings. The Company entered into Settlement Agreements in December 2002, pursuant to which the plaintiffs agreed to pay the Company an aggregate of $400,000. Per an agreement the Company entered into with the Company's attorneys on or about September 27, 2002, almost all of the money recovered will be paid to the Company's attorneys. From January 1, 2004 through June 30, 2004, the Company received $3,500 as its portion of the settlement, which was recognized as a gain from legal settlement.

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

     o If, by November 30, 2003, terms of a deal regarding the Rights had not been agreed to, the Company could negotiate the Rights with any other entity

     o    The LOI itself contained no grant of Rights

     On November 30, 2003 the Company and Net Soft agreed to extend the LOI through January 31, 2004 and on January 31, 2004 the Company and Net Soft agreed to extend the LOI through March 31, 2004. On March 31, 2004, the LOI terminated and on that date, no future agreements between Net Soft and the Company were contemplated in connection with such LOI. As of March 31, 2004, the Company had received $310,943 of the $400,000 due pursuant to the LOI. The remaining $89,057 was considered uncollectible. In accordance with Generally Accepted Accounting Principles the Company did not consider the earnings process complete until collection was reasonably assured and all applicable revenue recognition conditions were met according to the Security and Exchange Commission's Staff Accounting Bulletin: No 104 -"Revenue Recognition." Therefore, the payments pursuant to the LOI were recorded in the financial statements prior to January 1, 2004 as deferred revenue. With the termination of the LOI and no future agreements contemplated in connection with such LOI at the time of termination, the Company was under no obligation to return the monies to Net Soft. Since Net Soft did not receive either a license to use the Company's product or services related to the Company's product, the Company has recognized the $310,943 as other income in the statements of operations and has eliminated the deferred revenue liability.

7.   CONVERTIBLE PROMISSORY NOTES

     On or about August 15, 2003, the Company sold to two accredited investors, through a private offering, one convertible promissory note each, without interest, in principal face amount of $160,000 per note, each maturing on August 15, 2005, and each convertible at the option of the holder into shares of Common Stock of the Company, at a conversion price of $0.75 per share. The Company had agreed to grant the holder of each note, upon conversion of the note, a warrant to purchase 213,333 shares of Common Stock of the Company at a per share price of $2.00, exercisable until March 31, 2006. The stated conversion price of the notes was $0.75 per share, however, the Company had agreed to set the conversion price at $0.40 per share in the event an anticipated $5 million financing did not close shortly after the note financing, and, since the intent of the agreement was for the conversion price to include one share of common stock and a warrant to purchase another share of common stock, the Company further agreed to increase the number of shares of Common Stock underlying each warrant to be granted upon conversion of the notes from 213,333 to 400,000. The $5 million financing did not close, accordingly, the Company entered into Amendment Agreements with each convertible promissory note holder, setting the conversion price at $0.40 per share and increasing the number of shares of Common Stock underlying the warrant to be granted upon conversion of each note from 213,333 to 400,000. Since, for accounting purposes, the active conversion price was $0.40 per share, the intrinsic value of the conversion option of $280,000 was recorded both in additional paid-in capital and as a beneficial interest debt discount to the convertible debt. For the six month period ended June 30, 2004, beneficial interest discount amounting to $122,500, and imputed interest of $4,738 attributable to the interest-rate-related debt discount, were both amortized to interest expense. The proceeds of the private offering were used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933. On or about July 14, 2004, the noteholders elected to convert their convertible promissory notes. The Company will therefore issue 400,000 shares of Common Stock and a warrant to purchase up to 400,000 shares of Common Stock to each noteholder.

8.   NOTE RECEIVABLE FROM OFFICER

     The Company entered into an agreement with a former officer, effective January 11, 2001, in which the Company agreed to forgive, on August 4, 2001 and on each year anniversary thereafter, $45,000 of the principal amount and all accrued interest on a loan made to the former officer in August 1999 in the original amount of $225,000. In August 2003 the Company forgave $45,000 of the loan balance pursuant to the terms of the agreement. In light of the fact that the remaining loan balance of $45,000 has been deemed to be uncollectible as of March 31, 2004, the Company has elected to charge the entire $45,000 to general and administrative expense as of March 31, 2004.

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

Raising Capital
---------------

     During February and March 2004, the Company raised approximately $4 million (net of placement agent fees and commissions) in financing through a private offering of Company securities. In May 2004, an additional $435,000 (gross proceeds of $500,000 less placement agent fees and commissions of $65,000) in financing was raised through a private offering of Company securities to one accredited investor. To carry out its plan of operations, the Company anticipates that, over the next twelve months, it will require an additional $2 million. The Company intends to pursue a number of avenues to raise these additional operating funds: 1) in the past the Company has been successful in raising funds through private placements of its stock and anticipates that it will continue to raise funds through private placements, 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and 3) the Company expects to begin generating revenue in 2004 and, if successful, this should be a source of some operating funds. The Company is pursuing all three avenues, but believes that securing additional capital will be difficult.

Personnel
---------

     The  Company   currently  has  22  full-time   employees  and  3  full-time
consultants. The Company views the recruitment of additional qualified marketing, sales, and technical personnel as essential to the further development and commercialization of its proprietary technologies. If the Company is sufficiently funded and it is successful in its recruitment efforts, the Company expects that its personnel and other operating costs will increase moderately over current levels. During 2003, to conserve cash, all employees agreed to reduce their salary to 85% of their then-current salary ("New Salary") and the employees further agreed to defer part of their New Salary. In addition, as of January 16, 2004, Francis K. Ruotolo agreed to reduce his salary to 50% of his starting salary (such new salary shall be referred to herein as "Salary") and defer part of his Salary. In connection with these deferrals the Company agreed to accrue the difference between the New Salary or the Salary, as applicable, and the employees' actual pay, until the Company received sufficient funding. During February and March 2004, the Company raised approximately $4 million (net of placement agent fees and commissions). On March 1, 2004, the salary accruals and deferrals were discontinued. As of June 30, 2004, all accrued salaries had been fully repaid. The total amount paid in salary deferrals during the six months ended June 30, 2004 was $478,655.

     The majority of the Company's operating expenses and costs over the next twelve months are expected to be for, and related to, marketing and selling the ANTs Data Server, continuing technical development, and supporting customers.

Patents
-------

     On July 6, 2004, the United States Patent and Trademark Office ("PTO") issued patent 6,760,726 for the ANTs System and Method of Managing Concurrent Operations on Linked Lists and on July 13, 2004, the PTO issued patent 6,763,447 for the ANTs Lock-Free List for use with Computer System Utilizing FIFO Queue for Tracking Order of Various Sublists. The Company is awaiting the PTO's response regarding an additional five patent applications, which were filed at approximately the same time as the two issued patents. Subsequent to June 30, 2004, the Company filed an additional patent application.

Sales and Marketing Expenses
----------------------------

     Sales and marketing expenses consist primarily of employee salaries, benefits, consultant fees, travel, marketing programs (trade shows, public relations, lead generation programs) and marketing and sales literature and presentations. Marketing and sales expenses increased from $193,879 for the quarter ended June 30, 2003 to $312,287 for the quarter ended June 30, 2004, an increase of $118,408 or 61%. This increase results from the Company shifting its focus from research and development to sales and marketing. For the six-month periods ended June 30, 2004 and 2003, marketing and sales expenses were $457,557 and $322,519, respectively, an increase of $135,038 or 42%. The changes from 2003 to 2004 resulted from increased expenditures on events and promotions, sales-related travel and marketing communications in 2004.

     Marketing and sales expenses for the six months ended June 30, 2004 and 2003 break out as follows: salaries, benefits and consultant costs (60% and 85% of the total, respectively), travel (12% and 3%, respectively), marketing programs (17% and 6%, respectively) and other expenses (11% and 6%, respectively). The Company expects that its marketing and sales expenses will continue to increase moderately to substantially as additional staff is recruited and as marketing and sales programs are implemented.

Research and Development Expenses
---------------------------------

     Research and development expenses consist primarily of employee salaries, benefits, consultant fees, equipment and software purchases and depreciation. Research and development expenses increased from $437,765 for the quarter ended June 30, 2003 to $577,501 for the quarter ended June 30, 2004, an increase of $139,736 or 32%. For the six months ended June 30, 2004 and 2003, these expenses were $1,037,452 and $803,204, respectively, an increase in 2004 of $234,248, or 29%. The changes from 2003 to 2004 resulted largely from an increase in: 1) salaries and benefits related to the hiring of additional engineering personnel and consulting fees, which together represented 80% of the increase; 2) allocated overhead expenses which represented 10% of the increase; 3) other operating expenses such as computer supplies which represented 4% of the increase and 4) depreciation expense for new equipment purchased during the six-month period ended June 30, 2004 which represented 6% of the increase.

     Research and development expenses for the six months ended June 30, 2004 and 2003 break out as follows: salaries, benefits and consulting fees (82% and 82% of the total, respectively), equipment, software and depreciation (9% and 8%, respectively), and other expenses (9% and 10%, respectively). The Company expects that its research and development expenses will increase moderately as additional staff is recruited to customize its product for potential customers.

General and Administrative Expenses:
------------------------------------

     General and administrative expenses consist primarily of salaries, benefits, consulting fees, legal, investor relations and audit fees, facilities, and insurance. General and administrative expenses increased from $310,498 for the quarter ended June 30, 2003 to $409,511 for the quarter ended June 30, 2004, an increase of $99,013, or 32%. For the six months ended June 30, 2004 and 2003, these expenses were $755,918 and $611,879, respectively, an increase in 2004 of $144,039, or 24%. The changes from 2003 to 2004 resulted primarily from an increase in the first quarter of 2004 in legal and investor relations fees of $108,142 related to the Company's financing activities and its annual meeting, proxy and voting process and from an increase in salaries, benefits and consulting fees of $53,751, of which $29,498 is non-employee stock-based compensation expense related to the extension of the period during which Mr. Gary Ebersole, the Company's former President and Chief Operating Officer, could exercise his stock options.

     Components of general and administrative expense for the six months ended June 30, 2004 and 2003 break out as follows: salaries, benefits and consulting fees (44% and 46% of the total, respectively), legal and investor relation fees (28% and 17%, respectively), audit fees (6% and 7%, respectively), insurance (9% and 14%, respectively), and other expenses such as facilities, supplies and travel (13% and 16%, respectively). The Company expects that its general and administrative expenses will increase moderately as the Company expands.

Off-Balance Sheet Arrangements
------------------------------

     During 2003, the Company entered into an operating lease for certain computer equipment used in the Company's development lab. The total original lease obligation was $9,155 and is payable in monthly installments of $254 over a three-year period. The outstanding lease obligation is not reported on the balance sheet, as title to the equipment remains with the lessor until the Company pays the total obligation and a buyout fee. As of June 30, 2004, the outstanding obligation was $6,604. Should the Company default in its lease obligation, the lessor could choose to repossess the computer equipment. Should the lessor do so, it would not have a material effect on the Company's ability to maintain normal business operations.

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

     The Company believes the following represents its critical accounting policies:

     o    Stock-based compensation

     o    Income taxes

     Stock-based Compensation - The Company uses the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to value stock options granted to employees and independent consultants. The values are derived from a model, which requires historical assumptions and management judgment. Stock-based compensation for employees is disclosed in the pro-forma net loss statement in note 1 of the Company's annual financial statements. Stock-based compensation for independent consultants is expensed in the statement of operations.

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

Capital and Liquidity Resources
-------------------------------

     The Company intends to increase expenditures moderately to substantially over the next twelve months as it actively markets and sells the ANTs Data Server and hires additional sales, marketing, and technical personnel. The Company's cash balance as of June 30, 2004 was approximately $2.7 million, which it believes will be adequate to fund its activities through 2004 at its expected rate of spending. There can be no assurance that the Company's continued product development and infrastructure development will not require a much higher rate of spending. The Company is involved in discussions from time to time with prospective investors in order to raise capital to support its continued operations, although there can be no assurance that it will be able to obtain investment proceeds on acceptable terms, or at all.

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

ITEM 2. CHANGES IN SECURITIES

     From January 1, 2004 through March 31, 2004, the Company sold to accredited investors, through a private offering, 5,703,159 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one
(1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $269,100 in cash commissions, issued 33,666 D Units to finders, and will issue 239,697 D Units to the placement agent. The gross proceeds from the offering were $4,277,379. The proceeds of the private offering are being used for sales, marketing and general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     On or about February 17, 2004, the Company sold to an accredited investor 66 shares of common stock at a price of $.75 per share. The accredited investor paid for the shares by assigning all rights in certain shares of common stock of the Company, which had been escheated.

     On May 31, 2004, the Company sold to one accredited investor, through a private offering, 400,000 E units at a price of one dollar and twenty-five cents ($1.25) per E unit, with each E Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars and fifty cents ($2.50), exercisable until May 31, 2007. In connection with this offering, the Company paid $65,000 in cash commissions and will issue 36,363 E Units to the placement agent. The gross proceeds from the offering were $500,000. The proceeds are being used for sales, marketing and general working capital purposes. The sale of these securities was made in reliance upon Rule 506 and
Section 4(2) of the Securities Act of 1933.

     On or about August 15, 2003, the Company sold to two accredited investors, through a private offering, one convertible promissory note each, without interest, in principal face amount of $160,000 per note, each maturing on August 15, 2005, and each convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $0.75 per share. The Company had agreed to grant the holder of each note, upon conversion of the note, a warrant to purchase 213,333 share of Common Stock of the Company at a per share price of $2.00, exercisable until March 31, 2006. The stated conversion price of the notes was $0.75 per share, however, the Company had agreed to set the conversion price at $0.40 per share in the event an anticipated $5 million financing did not close shortly after the note financing, and, since the intent of the agreement was for the conversion price to include one share of common stock and a warrant to purchase another share of common stock, the Company further agreed to increase the number of shares of Common Stock underlying each warrant to be granted upon conversion of the notes from 213,333 to 400,000. The $5 million financing did not close, accordingly, the Company entered into Amendment Agreements with each convertible promissory noteholder, setting the conversion price at $0.40 per share and increasing the number of shares of Common Stock underlying each warrant to be granted upon conversion of each note from 213,333 to 400,000. The proceeds of the private offering were used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933. On or about July 14, 2004, the note holders elected to convert their convertible promissory notes. The Company will therefore issue 400,000 shares of Common Stock and a warrant to purchase up to 400,000 shares of Common Stock to each noteholder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     No changes during the period covered by this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 2004 Annual Meeting of shareholders on May 6, 2004. One Class 1 director, Thomas Holt, was nominated and re-elected to serve on the board until the annual meeting following the close of the 2006 fiscal year. Papken Der Torossian chose not to serve as Class 1 director following the expiration of his term and therefore was not up for re-election at the 2004 Annual Meeting. Class 2 director Homer G. Dunn will serve on the board until the annual meeting following the close of the 2004 fiscal year. Class 3 directors Francis K. Ruotolo and John R. Gaulding will continue to serve on the board until the annual meeting following the close of the 2005 fiscal year.

     Shareholders ratified the selection of Burr, Pilger & Mayer, LLP as the Company's independent accountant for the calendar year ending December 31, 2004.

     The Company's shareholders voted upon the matters as follows:

------------------------ ---------------- --------------- ----------------------
 DESCRIPTION OF MATTER      VOTES FOR      VOTES AGAINST   WITHHELD/ABSTENTIONS
------------------------ ---------------- --------------- ----------------------
Election of Class 1
 Director:
------------------------ ---------------- --------------- ----------------------
     Thomas Holt            20,110,153           -                 48,616
------------------------ ---------------- --------------- ----------------------

------------------------ ---------------- --------------- ----------------------
Ratification of Auditor     20,001,668         53,496             103,605
------------------------ ---------------- --------------- ----------------------


ITEM 5.  OTHER INFORMATION

     On or about April 23, 2004, the Company and Gary Ebersole, its former President and Chief Operating Officer, agreed to amend Mr. Ebersole's Stock Option Agreements to extend the period during which Mr. Ebersole could exercise the vested portion of his stock options from April 30, 2004 to June 30, 2004. As of June 30, 2004, Mr. Ebersole had exercised all his vested stock options.

     The Company and Francis K. Ruotolo, its Chief Executive Officer, entered into a Deferred Salary Agreement and an Amendment Agreement to such Deferred Salary Agreement, on or about March 31, 2004 and June 30, 2004 respectively, pursuant to which Mr. Ruotolo acknowledged and agreed that as of January 16, 2004 his salary was set at Two Hundred Thousand dollars ($200,000) per annum, subject to the Company's withholding obligations.


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

              10.12 Deferred Salary Agreement dated March 31, 2004 between the Company and Francis K. Ruotolo.

              10.13 Amendment Agreement dated June 30, 2004 between the Company and Francis K. Ruotolo.

              14. Code of Ethics, as listed in Exhibit 14 to the Company's 10-KSB filed on March 30, 2004, is hereby incorporated by reference.

              31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

     During the period covered by this report, the Company filed the following reports on Form 8-K: (i) on April 14, 2004, the Company clarified the date on which its annual shareholder meeting was being held, and (ii) on May 6, 2004, the Company announced that: (a) the ANTs Data Server ("ADS") had been ported to 11 platforms, (b) the Company was porting ADS to the 64-bit Linux platform, (c) internal testing demonstrated that ADS running on the Linux platform had the same high performance as ADS running on the Windows and Solaris platforms, (d) the Company would be exhibiting for a second year at the Securities Industry Association Technology Management Conference, and that (e) the independent analyst David Rogers, of Standard Investment Chartered, Inc. (Member NASD SIPC), had initiated coverage of the Company.

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

     If the Company is unable to protect its intellectual property, its competitive position would be adversely affected. The Company relies on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with its employees and others to protect its intellectual property. Despite the Company's precautions, unauthorized third parties may copy its products and services or reverse engineer or obtain and use information that it regards as proprietary. The Company has filed patent applications and intends to file more. Two patent applications have been granted and issued; however, the Company does not know if the remaining applications will be granted or whether it will be successful in prosecuting any future patents. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. The Company's means of protecting its proprietary rights may not be adequate and third parties may infringe or misappropriate its patents, copyrights, trademarks and similar proprietary rights. If the Company fails to protect its intellectual property and proprietary rights, its business, financial condition and results of operations would suffer. The Company believes that it does not infringe upon the proprietary rights of any third party, and no third party has asserted a patent infringement claim against it. It is possible, however, that such a claim might be asserted successfully against the Company in the future. The Company may be forced to suspend its operations to pay significant amounts to defend its rights, and a substantial amount of the attention of its management may be diverted from its ongoing business, which can materially affect its ability to attain and maintain profitability.

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

     In the event that the Company experiences growth, the Company will need to manage such growth well. The Company may experience substantial growth in the size of its staff and the scope of its operations, resulting in increased responsibilities for management. To manage this possible growth effectively, the Company will need to continue to improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of staff. Due to a competitive employment environment for qualified technical, marketing and sales personnel, the Company expects to experience difficulty in filling its needs for qualified personnel. There can be no assurance that the Company will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on its financial condition and results of operations.

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


                                                 ANTs software inc.


Date: August 12, 2004                  By: /s/ Francis K. Ruotolo
                                           -------------------------------------
                                           Francis K. Ruotolo, Chairman and
                                           Chief Executive Officer





Date: August 12, 2004                  By: /s/ Kenneth Ruotolo
                                           -------------------------------------
                                           Kenneth Ruotolo
                                           Chief Financial Officer and Secretary