Form 10QSB
period 2004-09-30
ANTS SOFTWARE INC
filed 2004-11-12
CIK 796655

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           34,137,717 shares of common stock as of September 30, 2004

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------



                          PART I. Financial Information

Item 1.  Financial Statements .............................................3-10
Item 2.  Management's Plan of Operation ..................................10-14
Item 3.  Controls and Procedures ............................................14

                           PART II. Other Information

Item 1.  Legal Proceedings ..................................................15
Item 2.  Unregistered Sales of Equity Securities ............................15
Item 3.  Defaults Upon Senior Securities ....................................15
Item 4.  Submission of Matters to a Vote of Security Holders ................16
Item 5.  Other Information ..................................................16
Item 6.  Exhibits ...........................................................16
Risk Factors .............................................................16-19
Signatures ..................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANTS SOFTWARE INC.
                            CONDENSED BALANCE SHEETS

                                                     Sept. 30,        Dec. 31,
                                                        2004            2003
                      ASSETS                        (Unaudited)      (Audited)
                                                   -------------   -------------
Current assets:
  Cash                                             $  1,500,221    $    541,725
  Prepaid insurance                                      42,750          46,229
  Prepaid expenses                                       33,676             800
                                                   -------------   -------------
       Total current assets                           1,576,647         588,754
                                                   -------------   -------------
   Computers and software                               912,015         774,441
   Office furniture and fixtures                         29,386          29,386
   Leasehold improvements                                16,675           9,000
   Less accumulated depreciation                       (623,913)       (489,326)
                                                   -------------   -------------
       Property and equipment, net                      334,163         323,501
                                                   -------------   -------------
Other assets - security deposits                          9,100           9,100
                                                   -------------   -------------
       Total assets                                $  1,919,910    $    921,355
                                                   =============   =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued expenses      $    146,823    $     83,189
  Deferred salaries                                           -         340,505
  Deferred revenues                                           -         310,943
  Capital lease payable, current portion                  2,100           2,310
  Note payable - former officer, current portion              -          75,000
                                                   -------------   -------------
       Total current liabilities                        148,923         811,947
                                                   -------------   -------------
Long-term liabilities:
  Capital lease payable                                   5,121           7,919
  Convertible promissory note, net of unamortized
   beneficial interest and debt discount of
   $83,196 in 2003                                            -         236,804
                                                   -------------   -------------
       Total liabilities                                154,044       1,056,670
                                                   -------------   -------------
Commitment and contingencies

Stockholders' equity:
  Preferred stock, $0.0001 par value; 50,000,000
   shares authorized, no shares issued and
   outstanding in 2004 and 2003, respectively                 -               -
  Common stock, $0.0001 par value; 100,000,000
   shares authorized; 34,137,717 and 26,381,004
   shares issued and outstanding, respectively.           3,414           2,638
  Notes receivable from officer for stock
   purchases                                                  -         (45,000)
  Additional paid-in capital                         34,981,049      29,668,322
  Accumulated deficit                               (33,218,597)    (29,761,275)
                                                   -------------   -------------
       Total stockholders' equity                     1,765,866        (135,315)
                                                   -------------   -------------
Total liabilities and stockholders' equity         $  1,919,910    $    921,355
                                                   =============   =============

    The accompanying notes are an integral part of these condensed financial statements.

                               ANTS SOFTWARE INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                 2004         2003         2004         2003
                             (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                             ------------ ------------ ------------ ------------

Cost of goods sold           $         -  $         -  $         -  $         -
General and administrative
 expenses                        317,770      326,421    1,078,294      938,300
Sales and marketing              477,659      156,335      933,824      478,854
Research and development
 expenses                        560,646      450,549    1,594,884    1,253,753
                             ------------ ------------ ------------ ------------
       Loss from operations   (1,356,075)    (933,305)  (3,607,002)  (2,670,907)
                             ------------ ------------ ------------ ------------

Other income (expense):
  Income earned from expired
   contract                            -            -      310,943            -
  Interest income                  5,289        4,190       14,435        6,668
  Gain on legal settlement         1,500          500        5,000       17,500
  Loss on extinguishment of
   debt                                -      (53,386)           -      (53,386)
  Write-off of officer's note
   receivable for stock
   purchases                           -            -      (45,000)           -
  Interest expense                (7,067)           -     (135,698)           -
                             ------------ ------------ ------------ ------------
       Other income, net            (278)     (48,696)     149,680      (29,218)
                             ------------ ------------ ------------ ------------
       Net loss              $(1,356,353) $  (982,001) $(3,457,322) $(2,700,125)
                             ============ ============ ============ ============

Basic and diluted net loss
 per common share            $     (0.04) $     (0.04) $     (0.11) $     (0.11)
                             ============ ============ ============ ============
Shares used in computing
 basic and diluted net loss
 per share                    33,891,287   25,065,098   31,819,854   24,213,116
                             ============ ============ ============ ============

    The accompanying notes are an integral part of these condensed financial statements.

                               ANTS SOFTWARE INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended Sept. 30,
                                                        2004            2003
                                                    (Unaudited)     (Unaudited)
                                                   -------------   -------------
Cash flows from operating activities:
  Net loss                                         $ (3,457,322)   $ (2,700,125)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                       134,587         121,242
    Amortization of debt discount and beneficial
     interest                                           134,306               -
    Compensation expense recognized on options
     granted to non-employees                            36,560          98,913
    Loss on extinguishment of debt                            -          53,386
    Write-off of note receivable to officer for
     stock purchases                                     45,000          45,000
  Changes in operating assets and liabilities:
    Prepaid insurance and expenses                      (29,397)        (36,471)
    Accounts payable and other accrued expenses          63,635          57,288
    Deferred salaries                                  (340,505)        281,323
    Deferred revenue                                   (310,943)        100,000
                                                   -------------   -------------
        Net cash used in operating activities        (3,724,079)     (1,979,444)

Cash flows used in investing activities:
  Purchase of property and equipment, net              (145,249)        (63,935)

Cash flows from financing activities:
  Proceeds from private placements net of
   commissions                                        4,443,279       1,141,512
  Common stock subscribed, not issued                                    75,000
  Proceeds from exercise of options                     387,553          13,565
  Proceeds from exercise of warrants                          -         108,750
  Proceeds from convertible promissory note                             320,000
  Payments on capital lease obligations                  (3,008)              -
                                                   -------------   -------------
        Net cash provided by financing activities     4,827,824       1,658,827
                                                   -------------   -------------
Net increase (decrease) in cash                         958,496        (384,552)
                                                   -------------   -------------
Cash at beginning of period                             541,725         946,957
                                                   -------------   -------------
Cash at end of period                              $  1,500,221    $    562,405
                                                   =============   =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                       $      1,393    $          -
    Taxes                                                     -               -

Non-cash investing and financing activities:
  Purchase of property and equipment with capital
   lease                                           $          -    $     11,809
  Conversion of convertible promissory note into
   common stock, net                                    182,518               -
  Issuance of common stock in settlement of note
   payable to former officer                             75,000          75,000

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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected in the future.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

     Management has evaluated the Company's current financial position and its available resources and plans to raise additional funds through the issuance of equity securities during 2004 and possibly thereafter. Should the Company be unsuccessful in raising additional funds, it is unlikely that the Company will continue operations beyond December 31, 2004.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basic And Diluted Net Loss Per Share - Basic net loss per share is calculated in accordance with FASB 128 using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

     The following table presents the calculation of basic and diluted net loss per share:


                                                       Three Months ended                      Nine Months ended
                                                          September 30,                          September 30,
                                                ----------------------------------    ----------------------------------
                                                     2004              2003                2004                2003
                                                ----------------------------------    ----------------------------------


Net loss                                        $ (1,356,353)     $   (982,001)       $ (3,457,322)       $ (2,700,125)
Weighted average shares of common stock
 outstanding - basic and dilutive                 33,891,287        25,065,098          31,819,854          24,213,116
                                                ----------------------------------    ---------------------------------

Basic and diluted net loss per share            $      (0.04)     $      (0.04)       $      (0.11)       $      (0.11)
                                                ==================================    =================================

     As of September 30, 2004 and 2003, outstanding options and warrants for the purchase of up to 13,043,192 shares of common stock at prices ranging from $0.52 to $11.63 per share, and 8,496,160 shares of common stock at prices ranging from $0.25 to $11.63 per share, respectively, were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

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

     At September 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                     Three Months ended                   Nine Months ended
                                                       September 30,                        September 30,
                                            ------------------------------------- ----------------------------------
                                                2004               2003                 2004              2003
                                            ------------------------------------- ----------------------------------

Net loss, as reported                       $ (1,356,353)     $   (982,001)        $  (3,457,322)  $   (2,700,125)
Less: Stock-based employee compensation
  expense determined under the fair-
  value based method                            (173,147)         (100,827)             (787,047)        (755,218)
                                            --------------- --------------------- ----------------- ----------------


Net loss, pro forma                         $ (1,529,500)     $ (1,082,828)        $  (4,244,369)   $  (3,455,343)
                                            =============== ===================== ================= ==============
Basic and diluted net loss per share:

   As reported                              $      (0.04)     $      (0.04)        $       (0.11)   $       (0.11)
                                            =============== ===================== ================= ================
   Pro forma                                $      (0.05)     $      (0.04)        $       (0.13)   $       (0.14)



     Employee options for the purchase of up to an aggregate of 396,186 and 0 shares of common stock were granted during the three-month periods ended September 30, 2004 and 2003, respectively. The weighted average fair value of employee options granted during the three-month period ended September 30, 2004 was $1.55.

     Employee options for the purchase of up to an aggregate of 1,107,936 and 1,000,000 shares of common stock were granted during the nine-month periods ended September 30, 2004 and 2003, respectively. The weighted average fair value of employee options granted during the nine-month periods ended September 30, 2004 and 2003 was $1.27 and $0.96 per share, respectively.

     The pro forma amounts for net loss per share in the table above were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods ended September 30, 2004 and 2003, respectively.



                                     Three Months ended               Nine Months ended
                                       September 30,                    September 30,
                               -------------------------------  ------------------------------
                                    2004            2003             2004           2003
                               -------------------------------  ------------------------------

        Interest rate                    3.85%          1.95%            1.91%          2.11%
        Dividend yield                   0.00%          0.00%            0.00%          0.00%
        Expected volatility            121.59%         97.98%          107.06%        117.51%
        Expected life in years            5.00           2.57             2.56           3.56


     Recent Accounting Pronouncements - The Financial Accounting Standards Board
(FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, in January 2003 and amended the Interpretation in December 2003. This Interpretation requires the consolidation of Variable Interest Entities in which a company holds a qualifying variable interest. The provisions of this Interpretation do not have a significant effect on the Company's financial position or operating results. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The provisions of this Standard do not have a significant effect on the Company's financial position or operating results.

     Certain reclassifications have been made to conform the prior year financial statements to the presentation of the current period.

3.   EQUITY TRANSACTIONS

     From January 1, 2004 through March 31, 2004, the Company sold to accredited investors, through a private offering, 5,703,159 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one
(1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. The gross proceeds from the offering were $4,277,379. In connection with this offering, the Company issued 33,666 D Units to finders and paid $269,100 in cash commissions. The Company issued an aggregate of 367,240 D Units to the placement agent in connection with the private offering of D Units that commenced in the first quarter of 2003 and closed at the end of the first quarter of 2004. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     On or about February 17, 2004, the Company sold to an accredited investor 66 shares of common stock at a price of $.75 per share. The accredited investor paid for the shares by assigning all rights in certain shares of common stock of the Company, which shares had been escheated.

     On or about May 31, 2004, the Company sold to one accredited investor, through a private offering, 400,000 E units at a price of one dollar and twenty-five cents ($1.25) per E unit for gross proceeds of $500,000, with each E Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars and fifty cents ($2.50), exercisable until May 31, 2007. In connection with this offering, the Company paid $65,000 in cash commissions and issued 36,363 E Units to the placement agent. The sale of these securities was made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

     On or about July 14, 2004, the holders of two convertible promissory notes elected to convert such notes. Pursuant to the terms of the notes, the company issued each noteholder 400,000 shares of Common Stock of the Company and a warrant to purchase 400,000 shares of Common Stock of the Company at a per share exercise price of $2.00, exercisable until March 31, 2006.

     In August 2004, a former officer purchased 60,000 E Units. The E Units were issued in lieu of a $75,000 cash payment due on August 4, 2004 on a note payable to the former officer. The sale of these securities was made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     During the nine months ended September 30, 2004, a total of 356,219 shares of common stock of the Company were purchased through the exercise of stock options resulting in proceeds to the Company of $387,553.

4.   WARRANTS AND STOCK OPTIONS

     As of September 30, 2004, the Company had outstanding warrants to purchase up to 9,146,125 shares of common stock and options to purchase up to 3,897,067 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.


                                                                      Stock
                                                      Warrants       Options           Total
                                                      --------       -------           -----
      Outstanding at December 31, 2003                3,484,300      3,841,162       7,325,462
            Granted                                   6,136,825      1,107,936       7,244,761
            Retired/forfeited                                 -       (695,812)       (695,812)
            Expired                                    (475,000)             -        (475,000)
            Exercised                                         -       (356,219)       (356,219)
                                                --------------------------------------------------
      Outstanding at September 30, 2004               9,146,125      3,897,067      13,043,192
                                                ==================================================

5.   LEGAL SETTLEMENT

     The Company was a defendant in a case entitled Hubert P. Lauffs et al. v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against the Company for breach of fiduciary duty. The plaintiff purported to base his cause of action on allegations that the Company and others caused the shareholders of Mosaic Multisoft Corporation ("Mosaic") to elect outside directors to its board of directors who subsequently voted to remove Mosaic's president from office, thus interfering with Mosaic's ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff. In March 2000, the Company won this case on summary judgment. In April 2000, the plaintiff filed an appeal of the summary judgment ruling. On November 21, 2001, the Fourth District Court of Appeal ruled in the Company's favor by affirming the Superior Court's March 2000 summary judgment. In September 1999, the Company had filed an action for malicious prosecution against Lauffs and his attorney seeking recovery of the Company's legal fees incurred in connection with the proceedings. The Company entered into Settlement Agreements in December 2002, pursuant to which the plaintiffs agreed to pay the Company an aggregate of $400,000. Per an agreement the Company entered into with the Company's attorneys on or about September 27, 2002, almost all of the money recovered will be paid to the Company's attorneys. From January 1, 2004 through September 30, 2004, the Company received $5,000 as its portion of the settlement, which was recognized as a gain from legal settlement.

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

7.   CONVERTIBLE PROMISSORY NOTES

     On or about August 15, 2003, the Company sold to two accredited investors, through a private offering, one convertible promissory note each, without interest, in principal face amount of $160,000 per note, each maturing on August 15, 2005, and each convertible at the option of the holder into shares of Common Stock of the Company, at a conversion price of $0.75 per share. The Company had agreed to grant the holder of each note, upon conversion of the note, a warrant to purchase 213,333 shares of Common Stock of the Company at a per share price of $2.00, exercisable until March 31, 2006. The stated conversion price of the notes was $0.75 per share, however, the Company had agreed to set the conversion price at $0.40 per share in the event an anticipated $5 million financing did not close shortly after the note financing, and, since the intent of the agreement was for the conversion price to include one share of common stock and a warrant to purchase another share of common stock, the Company further agreed to increase the number of shares of Common Stock underlying each warrant to be granted upon conversion of the notes from 213,333 to 400,000. The $5 million financing did not close, accordingly, the Company entered into Amendment Agreements with each convertible promissory note holder, setting the conversion price at $0.40 per share and increasing the number of shares of Common Stock underlying the warrant to be granted upon conversion of each note from 213,333 to 400,000. Since, for accounting purposes, the active conversion price was $0.40 per share, the intrinsic value of the conversion option of $280,000 was recorded both in additional paid-in capital and as a beneficial interest debt discount to the convertible debt. For the nine month period ended September 30, 2004, beneficial interest discount amounting to $128,334, and imputed interest of $5,972 attributable to the interest-rate-related debt discount, were both amortized to interest expense. The proceeds of the private offering were used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933. On or about July 14, 2004, the noteholders elected to convert their convertible promissory notes. Pursuant to the terms of the notes, the company issued each noteholder, 400,000 shares of Common Stock of the Company and a warrant to purchase 400,000 shares of Common Stock of the Company at a per share exercise price of $2.00, exercisable until March 31, 2006.

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

     The Company is engaged in the development and marketing of the ANTs Data Server, a software product that is intended to significantly improve the speed at which computers can manipulate data. The Company anticipates that, if sufficiently funded, over the next twelve months its focus will be marketing its first product, supporting customers, and continued research and development.

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

Marketing

     In October 2003, the Company began marketing the first commercial version of the ANTs Data Server. The Company's go-to-market strategies include:

     o Focus on the high-performance, high-volume, transaction intensive industry segments where cost constraints and performance demands might dictate a willingness to adopt new technology. Messaging will feature the "high-performance, no compromise" value proposition.

     o Execute a "compatible with," not a "replacement of," strategy for the leading RDBMS's such as: Oracle, IBM's DB2, and Microsoft's SQL
          Server, since the RDBMS market is mature and customers have substantial investment in infrastructure, development, and support, in the leading RDBMS vendors' products.

     o    Sell the ANTs Data Server through three sales channels;

          o    Direct sales to end-users

          o    Through   Independent   Software   Vendors   ("ISV's")  who  will
               incorporate the ANTs Data Server with their own product which they will sell to their customers

          o Through Value Added Resellers ("VARs") - companies which generally have deep expertise in certain vertical markets and who integrate the best products to develop complete solutions for their customers.

Raising Capital

     To carry out its plan of operations, the Company anticipates that, over the next twelve months, it will require an additional $5 million. The Company intends to pursue a number of avenues to raise these additional operating funds:
1) in the past the Company has been successful in raising funds through private placements of its stock and anticipates that it will continue to raise funds through private placements, 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and 3) the Company expects to begin generating revenue during the next twelve months and, if successful, this should be a source of some operating funds. The Company intends to pursue all three avenues, but believes that securing additional capital will be difficult.

Personnel and Appointment of Officers

     The Company currently has 24 full-time employees, 1 full-time and 3 part-time consultants. The Company views the recruitment of additional qualified marketing, sales, and technical personnel as essential to the further development and commercialization of its proprietary technologies. If the Company is sufficiently funded and it is successful in its recruitment efforts, the Company expects that its personnel and other operating costs will increase moderately over current levels.

     As previously reported by the Company on Form 8-K filed on October 20, 2004 and November 2, 2004 respectively, the Company appointed Mr. Boyd Pearce as President and Chief Operating Officer of the Company effective October 18, 2004 and designated Mr. Girish Mundada, the Company's Vice President of Engineering, as an officer of the Company effective November 1, 2004.

     On October 29, 2004, the Company entered into a Salary Agreement with each of the following persons: Francis K. Ruotolo, the Company's Chief Executive Officer and Chairman, Boyd Pearce, the Company's President and Chief Operating Officer, Kenneth Ruotolo, the Company's Chief Financial Officer and Secretary, Clifford Hersh, the Company's Chief Scientist, Girish Mundada, the Company's Vice President, Engineering and Jeffrey R. Spirn, Ph.D., the Company's Vice President of Research and Development (each an "Officer"). Pursuant to such Salary Agreements, each Officer's salary was reduced, effective October 16, 2004, to 50 percent of his then current salary. The Company agreed to pay each Officer a contingent bonus equal to such Officer's new monthly salary times the number of full months from October 16, 2004 until the date of payment of such bonus, in the event the Company raises $2.5 million (net of commissions) between November 1, 2004 and February 1, 2005 and in the event such Officer is still employed by the Company at such time. As of October 31, 2004 the aggregate total of the contingent bonuses was approximately $25,000.

Patents

     On July 6, 2004, the United States Patent and Trademark Office ("PTO") issued patent 6,760,726 for the ANTs System and Method of Managing Concurrent Operations on Linked Lists and on July 13, 2004, the PTO issued patent 6,763,447 for the ANTs Lock-Free List for use with Computer System Utilizing FIFO Queue for Tracking Order of Various Sublists. The Company is awaiting the PTO's response regarding an additional five patent applications, which were filed at approximately the same time as the two issued patents. During the quarter ending September 30, 2004, the Company filed an additional patent application bringing the total number of applications pending to six.

Operating Expenses

     Operating expenses for the three and nine-month periods ending September 30, 2004 and 2003 break out as follows:




                                            Operating Expenses - Three Months ended September 30,
                                                    2004                                  2003
                                                    ----                                  ----
                                                                % Change vs.
                                    $ in 000's    % of Total     Prior Period      $ in 000's     % of Total
                                    ----------                   ------------      ----------
      Sales and marketing            $    478         35%             206%             $ 156            17%
      Research and development            561         41%              24%               451            48%
      General and administrative          317         24%             (3)%               326            35%
                                  ----------------------------------------------------------------------------
         Total operating expenses  $ (1,356)       100%              45%             $ (933)         100%
                                  ============================================================================




                                              Operating Expenses - Nine Months ended September 30,
                                                     2004                                    2003
                                                     ----                                    ----
                                                                 % Change vs.
                                     $ in 000's   % of Total      Prior Period      $ in 000's     % of Total
      Sales and marketing              $   934         26%             95%              $ 479          18%
      Research and development           1,595         44%             27%              1,254          47%
      General and administrative         1,078         30%             15%                938          35%
                                   ----------------------------------------------------------------------------
           Total operating expenses  $ (3,607)        100%             35%            $ (2,671)       100%
                                   ============================================================================



Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of employee salaries and benefits, consultant fees, travel, marketing programs (trade shows, public relations, lead generation programs) and marketing and sales literature and presentations. As shown in the tables above, there was a significant increase in sales and marketing expenses over the prior periods resulting primarily from an increase in marketing programs, an increase in sales and marketing related travel and the addition of personnel.

     The Company expects that, if sufficiently funded, its marketing and sales expenses will continue to increase moderately to substantially as more marketing and sales programs are implemented.

Research and Development Expenses

     Research and development expenses consist primarily of employee salaries and benefits, fees to consultants, depreciation on equipment and software, and allocation of corporate overhead. As shown in the tables above, there was a moderate increase in research and development expenses over the prior periods resulting primarily from the addition of personnel and an increase in depreciation expense related to new equipment purchased for the Company's development lab.

     The Company expects that, if sufficiently funded, its research and development expenses will increase moderately as additional staff is recruited to customize its product for potential customers.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and benefits, consultant fees, legal and investor relation fees, recruiting fees, facility rental and insurance. As shown in the tables above, there was a small to moderate increase in general and administrative expenses over the prior periods resulting primarily from an increase in legal and investor relations fees related to capital raising activity in the first quarter of 2004 and an increase in recruiting expense related to the hiring of personnel in the research and development and general and administrative functions.

     The  Company  expects  that,  if  sufficiently   funded,  its  general  and
administrative expenses will increase moderately as the Company expands.

     The majority of the Company's operating expenses and costs over the next twelve months are expected to be for, and related to, marketing and selling the ANTs Data Server, continuing technical development, and supporting customers.

Off-Balance Sheet Arrangements

     During 2003, the Company entered into an operating lease for certain computer equipment used in the Company's development lab. The total original lease obligation was $9,155 and is payable in monthly installments of $254 over a three-year period. The outstanding lease obligation is not reported on the balance sheet, as title to the equipment remains with the lessor until the Company pays the total obligation and a buyout fee. As of September 30, 2004, the total outstanding obligation was $5,841. Should the Company default in its lease obligation, the lessor could choose to repossess the computer equipment. Should the lessor do so, it would not have a material effect on the Company's ability to maintain normal business operations.

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

Capital and Liquidity Resources

     If sufficiently funded, the Company intends to increase expenditures moderately to substantially over the next twelve months as it actively markets and sells the ANTs Data Server and hires additional sales, marketing, and technical personnel. The Company's cash balance as of September 30, 2004 was approximately $1.5 million, which it believes will be adequate to fund its activities through 2004 at its expected rate of spending. There can be no assurance that the Company's continued product development and infrastructure development will not require a much higher rate of spending. The Company is involved in discussions from time to time with prospective investors in order to raise capital to support its continued operations, although there can be no assurance that it will be able to obtain investment proceeds on acceptable terms, or at all.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceeding and, to the best of its knowledge, no such action by or against the Company, has been threatened.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     From January 1, 2004 through March 31, 2004, the Company sold to accredited investors, through a private offering, 5,703,159 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one
(1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. The gross proceeds from the offering were $4,277,379. In connection with this offering, the Company issued 33,666 D Units to finders and paid $269,100 in cash commissions. The Company issued an aggregate of 367,240 D Units to the placement agent in connection with the private offering of D Units that commenced in the first quarter of 2003 and closed at the end of the first quarter of 2004. The proceeds of the private offering are being used for sales, marketing and general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and
Section 4(2) of the Securities Act of 1933.

     On May 31, 2004, the Company sold to one accredited investor, through a private offering, 400,000 E units at a price of one dollar and twenty-five cents ($1.25) per E unit, with each E Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars and fifty cents ($2.50), exercisable until May 31, 2007. In connection with this offering, the Company paid $65,000 in cash commissions and issued 36,363 E Units to the placement agent. The gross proceeds from the offering were $500,000. The proceeds are being used for sales, marketing and general working capital purposes. The sale of these securities was made in reliance upon Rule 506 and
Section 4(2) of the Securities Act of 1933.

     On or about August 15, 2003, the Company sold to two accredited investors, through a private offering, one convertible promissory note each, without interest, in principal face amount of $160,000 per note, each maturing on August 15, 2005, and each convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $0.75 per share. The Company had agreed to grant the holder of each note, upon conversion of the note, a warrant to purchase 213,333 share of Common Stock of the Company at a per share price of $2.00, exercisable until March 31, 2006. The stated conversion price of the notes was $0.75 per share, however, the Company had agreed to set the conversion price at $0.40 per share in the event an anticipated $5 million financing did not close shortly after the note financing, and, since the intent of the agreement was for the conversion price to include one share of common stock and a warrant to purchase another share of common stock, the Company further agreed to increase the number of shares of Common Stock underlying each warrant to be granted upon conversion of the notes from 213,333 to 400,000. The $5 million financing did not close, accordingly, the Company entered into Amendment Agreements with each convertible promissory noteholder, setting the conversion price at $0.40 per share and increasing the number of shares of Common Stock underlying each warrant to be granted upon conversion of each note from 213,333 to 400,000. The proceeds of the private offering were used for general working capital purposes. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933. On or about July 14, 2004, the holders of the two convertible promissory notes elected to convert such notes. Pursuant to the terms of the notes, the company issued each noteholder 400,000 shares of Common Stock of the Company and a warrant to purchase 400,000 shares of Common Stock of the Company at a per share exercise price of $2.00, exercisable until March 31, 2006.

     In August 2004, a former officer purchased 60,000 E Units. The E Units were issued in lieu of a $75,000 cash payment due on August 4, 2004 on a note payable to the former officer. The sale of these securities was made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No changes during the period covered by this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

         3.1 Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company's 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
         3.2   Amended and Restated Bylaws of the Company,  as listed in Exhibit
               3.2 to the Company's 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
         10.1 Letter Agreement between the Company and Boyd Pearce, as listed in Exhibit 10.1 to the Company's Form 8-K filed on October 20, 2004, is hereby incorporated by reference.
         10.2 Salary Agreement between the Company and Francis K. Ruotolo, as listed in Exhibit 10.1 to the Company's Form 8-K filed on November 1, 2004, is hereby incorporated by reference.
         10.3 Salary Agreement between the Company and Boyd Pearce, as listed in Exhibit 10.2 to the Company's Form 8-K filed on November 1, 2004, is hereby incorporated by reference.
         10.4 Salary Agreement between the Company and Kenneth Ruotolo, as listed in Exhibit 10.3 to the Company's Form 8-K filed on November 1, 2004, is hereby incorporated by reference.
         10.5 Salary Agreement between the Company and Clifford Hersh, as listed in Exhibit 10.4 to the Company's Form 8-K filed on November 1, 2004, is hereby incorporated by reference.
         10.6 Salary Agreement between the Company and Jeffrey R. Spirn, Ph.D, as listed in Exhibit 10.5 to the Company's Form 8-K filed on November 1, 2004, is hereby incorporated by reference.
         10.7 Salary Agreement between the Company and Girish Mundada, as listed in Exhibit 10.1 to the Company's Form 8-K filed on November 2, 2004, is hereby incorporated by reference
         14.   Code of Ethics,  as listed in Exhibit 14 to the Company's  10-KSB filed on March 30, 2004, is hereby incorporated by reference.
         31.1  Certification  of the Chief  Executive  Officer  required by Rule
               13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     The Company will need to continue its product development efforts. The Company believes that its market will be characterized by increasing technical sophistication. The Company also believes that its eventual success will depend on its ability to continue to provide increased and specialized technical expertise. There is no assurance that the Company will not fall technologically behind competitors with greater resources. Although the Company believes that it enjoys a significant lead in its product development, and is hopeful that its patents provide some protection, it will likely need significant additional capital in order to continue to enjoy such a technological lead over competitors with more resources.

     If the  Company  is  unable  to  protect  its  intellectual  property,  its competitive position would be adversely affected. The Company relies on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with its employees and others to protect its intellectual property. Despite the Company's precautions, unauthorized third parties may copy its products and services or reverse engineer or obtain and use information that it regards as proprietary. The Company has filed patent applications with the United States Patent and Trademark Office and intends to file more. Two patent applications have been granted and issued; however, the Company does not know if the remaining applications will be granted or whether it will be successful in prosecuting any future patents. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. The Company's means of protecting its proprietary rights may not be adequate and third parties may infringe or misappropriate its patents, copyrights, trademarks and similar proprietary rights. If the Company fails to protect its intellectual property and proprietary rights, its business, financial condition and results of operations would suffer. The Company believes that it does not infringe upon the proprietary rights of any third party, and no third party has asserted a patent infringement claim against it. It is possible, however, that such a claim might be asserted successfully against the Company in the future. The Company may be forced to suspend its operations to pay significant amounts to defend its rights, and a substantial amount of the attention of its management may be diverted from its ongoing business, which can materially affect its ability to attain and maintain profitability.

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

                                   SIGNATURES


     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ANTs software inc.


Date:   November 12, 2004              By: /s/ Francis K. Ruotolo
                                           --------------------------------
                                           Francis K. Ruotolo, Chairman and
                                           Chief Executive Officer





Date:   November 12, 2004              By: /s/ Kenneth Ruotolo
                                           --------------------------------
                                           Kenneth Ruotolo
                                           Chief Financial Officer and Secretary