Form 10KSB
period 2004-12-31
ANTS SOFTWARE INC
filed 2005-03-14
CIK 796655

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐	Transition Report Under to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:  000-16299

ANTS SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3054685
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

801 Mahler Road, Suite G, Burlingame, CA 94010
(Address of principal executive offices including zip code)

Issuer’s Telephone Number:  (650) 692-0240

Securities registered under Section 12(b) of the Act:  None

Securities Registered under Section 12(g) of the Act:  Common Stock, $0.0001 par value

                    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes      ☐  No

                    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☒

                    Issuer’s revenues for its most recent fiscal year, ended December 31, 2004 were:  $0

                    The aggregate market value of the voting and non-voting common stock held by non-affiliates based upon the closing bid price for the common stock on February 23, 2005, as reported on the NASD Bulletin Board system, was approximately $77 million.  Shares of common stock held by each officer and director and each person who owns more than 5% of the outstanding common stock have been excluded based upon a determination that such persons are, or may be deemed to be, affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

                    The issuer had 36,559,997 shares of common stock outstanding of February 23, 2005.

                    Transitional Small Business Disclosure Format:  Yes  ☐    No  ☒

                    Certain statements contained in this Form 10-KSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, that there will be no material adverse change in the Company’s operations or business, and that the Company will be able to continue to attract and retain skilled employees necessary for its business, among other things. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All of these assumptions are difficult or impossible to predict accurately and many are beyond the Company’s control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company’s business and operations, which could cause the Company’s financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the ANTs technology to work properly, failure to develop commercially viable products or services from the ANTs technology, delays or failure in fundraising efforts, delays in or lack of market acceptance, failures to recruit adequate personnel, and problems with protection of intellectual property, among others. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company’s results of operations. In light of significant uncertainties inherent in forward-looking information included in this Annual Report on Form 10-KSB, the inclusion of such information should not be regarded as a representation by the Company that the Company’s objectives or plans will be achieved.  The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

Item 1. Description of Business

The Company

                    ANTs software inc. (sometimes referred to herein as “ANTs” or the “Company”) is a Delaware corporation headquartered in Burlingame, California.  The Company’s shares trade on the OTC Bulletin Board under the stock symbol ANTS. The Company is the successor to Sullivan Computer Corporation, a Delaware corporation incorporated in January 1979, which, in 1986 changed its name to CHoPP Computer Corporation.   In 1997, the Company reincorporated from Delaware to Nevada, and in February 1999 changed its name from CHoPP Computer Corporation to ANTs software.com. In July 2000, Intellectual Properties and Technologies, Inc., a wholly owned subsidiary with no significant assets, merged into the Company. In December 2000, the Company reincorporated from Nevada to Delaware and changed its name from ANTs software.com to ANTs software inc.

Current and Planned Operations

                    The Company is engaged in the development and marketing of proprietary software that it believes can dramatically improve performance in applications, which require high-speed access to shared, rapidly changing data. The Company’s operations currently comprise active marketing of its product, and research and development related to testing and refining the product as requested by various potential customers.  The Company has not realized any revenue through December 31, 2004. As of the filing of this report, the Company believes it has funds for continued operations, at expected spending levels, through September 2005.  The Company anticipates that, if sufficiently funded over the next twelve months, its focus will be: marketing its first product, supporting customers, and research and development.

                    The Company currently has 22 full-time employees and two part-time employees.  In order for the Company to execute its plans it will need to hire and retain additional personnel.  The Company plans to increase the number of its: technical personnel by five, sales, marketing and support personnel by twelve and administrative personnel by three by the end of 2005.

Technology and Intellectual Property

Overview

                    Applications which require access to rapidly changing, shared, data often suffer from poor performance and scalability because of database locking. The Company’s core technology, the ANTs Concurrency Engine (ACE), which comprises a highly efficient data-processing engine coupled with lock-free data structures, eliminates virtually all data locking. The Company’s first product based on ACE is the ANTs Data Server, a relational database management system (RDBMS). The ANTs Data Server has proven in testing to be five to fifteen times faster than other RDBMS’s. The Company has applied for eight patents on the concepts which underlie ACE, two of which have been granted by the Patent and Trademark Office.

The ANTs Concurrency Engine (ACE)

                    ACE consists of two key components:

•	A highly efficient data processing engine
•	Concurrency enabling lock-free data structures

The Engine

                    For many years, shared data manipulation due to locking at the database has been the bottleneck in application performance and scalability. ANTs studied this problem and developed a revolutionary way of organizing the work associated with manipulating data. The data processing engine at the heart of the ANTs Data Server reorganizes tasks so as to avoid locking. The result is an entirely new approach to the process by which data is managed.

Lock-Free Data Structures

                    Contention for shared data produces two significant performance bottlenecks in data-intensive applications:

•	The necessity of locking records, and in some cases entire indexes, to ensure data integrity. This results in significant delays due to lock waiting.
•	Cache synchronization conflicts that occur when shared data is distributed in multiple caches or multiple clients

                    The Company’s innovative lock-free data structure technology, which virtually eliminates index-locking, allows index operations which, to the Company’s knowledge, are not possible with existing RDBMS’s. Locks not only cause waiting, they also can cause severe cache synchronization conflicts, which ACE also eliminates. Operations that would significantly decrease performance in an index-dependent application, such as adding or modifying items, should, when using the ANTs Data Server, execute concurrently at maximum speed.

                    Using the ANTs Data Server, developers can design applications knowing that they will handle operations under loads that are now generally impossible, even when the data are rapidly changing. The Company has several patent-pending designs for the implementation and deployment of lock-free data structures.

Combining the Technologies

                    The Company believes that the Engine processes work very efficiently, providing large performance gains over traditional data manipulation techniques. The lock-free data structures allow for massive parallelism of operations on data items.  Combined, they make up the ANTs’ Concurrency Engine.  ACE delivers high performance in normal operating situations, but in contentious high-volume situations, where other mechanisms simply fail, ACE achieves its greatest successes, scaling almost linearly with CPUs.

Patents

                    The Company has developed several proprietary technologies, all of which it believes must be present to achieve results comparable to the ANTs Data Server. During 2000 and 2001, the Company filed eight patent applications to obtain protection for its intellectual property. The Company has been granted two patents, U.S. Patent No. 6,760,726 (granted on July 6, 2004) on its System and Method of Managing Concurrent Operations on Linked Lists and U.S. Patent No. 6,763,447 (granted on July 13, 2004) on its Lock-Free List for Use with Computer System Utilizing FIFO Queue for Tracking Order of Various Sublists. The remaining six applications are pending and the Company awaits the Patent and Trademark Office’s action and decision on those. The Company also claims certain copyright, trade secret and trademark protection in aspects of its business and technology and new intellectual property is under development on an ongoing basis. The Company was granted three patents related to hardware designs developed during a time when the Company was producing a supercomputer: U.S. Patents No. 4,484,262 (granted on November 20, 1984) and No. 4,707,781 (granted on November 17, 1987) on its Shared Memory Computer Method and Apparatus, and U.S. Patent No. 5,438,680 (granted on August 1, 1995) on its Method and Apparatus for Enhancing Concurrency in a Parallel Digital Computer. In April 2001, U.S. Patent No. 4,484,262 expired, in January 2003, the Company chose not to pay the maintenance fee for U.S. Patent No. 5,438,680 and in November 2004, U.S. Patent No. No. 4,707,781 expired. These three patents were related to hardware and had no usefulness for any business activity the Company now conducts.

Product, Markets, Product Strategy and Market Entry

ANTs Data Server

                    The Company’s first product is the ANTs Data Server (ADS) a standards-compliant SQL relational database management system (RDBMS). ADS, which incorporates the Company’s lock-free data structure technology solves a fundamental problem that has compromised application performance for years – database locking of rapidly changing, shared data. ADS can be implemented standalone or as a helper database. In deploying ADS as a helper to another database, ADS acts as an application “turbocharger”, providing higher performance and scalability while at the same time requiring little change to the application, the existing database or the infrastructure. In internal performance testing and in testing performed for customers, ADS typically provides a five to fifteen times performance improvement. ADS can be deployed on hardware running the Solaris operating system and various versions of the Linux, and Windows operating systems.

                    Please carefully consider the following only in connection with the section entitled “Risk Factors Associated With The Company’s Business and Future Operating Results” under Item 6, the cautionary notes therein and the introductory paragraph regarding forward-looking statements on page 3 of this report.

Target Markets

                    The Company markets ADS to IT managers, Application Developers, Database Architects, CIOs, and CTOs, in industry sectors that have high-performance, high-volume application requirements. The Company believes that ADS offers an attractive cost/performance advantage for existing or new applications that process real-time operational data that businesses depend on. The Company focuses on sectors where performance demands dictate a willingness to look at new solutions. The Company has identified four market segments for which it believes ADS is well suited:

1.

Financial Services - Competitive and regulatory pressures to decrease turn around time for settling trades, monitoring transactions through their life-cycle and gaining competitive advantage lead to  applications that consistently push the database performance envelope.

2.

Telecommunications - Wireless Data, Messaging and Billing - The high-volume, high-contention characteristics of wireless messaging make this market opportune. The market is driven by a dramatic increase in digital text volume, the emergence of high bandwidth rich media messaging and new billing revenue opportunities, such as pre-paid mobile services.

3.

On-line Retail & Hosted Applications – Transaction-intensive web sites either retail or with hosted applications put tremendous strain on existing database products. The Company believes that ADS can provide faster response times for customers.

4.

Transportation/Logistics - Shipping, logistics, travel and distribution are driven by the need to utilize the huge base of customer data to lower costs and drive additional revenues through new applications that depend on real time information.

Competition

                    The Company operates in the RDBMS segment of the software market and competes against high-performance and general-purpose RDBMS’s. High-performance competitors include: Kx Systems, Inc., FAME Information Systems, Inc., and TimesTen, Inc. General-purpose competitors include Oracle, Microsoft, IBM, MySQL AB, InterSystems Corporation and Sybase, Inc. Business conditions in the RDBMS market are highly competitive for a number of reasons, some of which include: the market is dominated by very large companies with extensive financial, marketing, and engineering resources; the market is well-established and some customers have built up extensive infrastructure around competitive RDBMS products; the Company’s success will likely require that it win business from established competitors, and as a new entrant in the RDBMS market, the Company’s product may have less functionality than customers are accustomed to.

Revenue Model

                    The Company intends to generate revenue primarily through licensing, maintenance, and integration/customization fees. The Company intends to license ADS to Independent Software Vendors (“ISV’s”) whom it expects will customize it for use with their applications. The Company also intends to license ADS to end-users and to sell ADS through re-sellers and system integrators.

Letter of Intent

                    On or about August 22, 2003 the Company signed a Letter of Intent (“LOI”) with Net Soft Systems, Inc. of Vancouver, British Columbia, Canada (“Net Soft”). The LOI included the following terms:

•	Net Soft agreed to pay the Company $400,000 (non-refundable)
•

The Company agreed to negotiate only with Net Soft for the exclusive rights to sell and distribute the ANTs Data Server (the “Rights”) in Poland, Russia, the Czech Republic, and the European Common Market

•	The negotiation process would determine what additional payments would be required of Net Soft to obtain the Rights
•	If by November 30th, 2003 terms of a deal regarding the Rights had not been agreed to, the Company could negotiate the Rights with any other entity.
•	The LOI itself contained no grant of Rights

                    On November 30, 2003 the Company and Net Soft agreed to extend the LOI through January 31, 2004 and on January 31, 2004 further agreed to extend the LOI through March 31, 2004. On March 31, 2004, the LOI terminated and on that date, no future agreements between Net Soft and the Company were contemplated in connection with such LOI. As of March 31, 2004, the Company had received $310,943 of the $400,000 due pursuant to the LOI.  The remaining $89,057 was considered uncollectible.  In accordance with Generally Accepted Accounting Principles the Company did not consider the earnings process complete until collection was reasonably assured and all applicable revenue recognition conditions were met according to the Security and Exchange Commission’s Staff Accounting Bulletin: No 104 -“Revenue Recognition.”  Therefore, the payments pursuant to the LOI were recorded in the financial statements prior to January 1, 2004 as deferred revenue.  With the termination of the LOI and no future agreements contemplated in connection with such LOI at the time of termination, the Company was under no obligation to return the monies to Net Soft.  Since Net Soft did not receive either a license to use the Company’s product or services related to the Company’s product, in 2004 the Company recognized the $310,943 as other income in the statements of operations and eliminated the deferred revenue liability.

License Agreements

                    On March 12, 2003, the Company signed a license agreement with Wireless Services Corporation (“WSC”). WSC’s Integrated Data eXchange platform provides data services and applications including SMS and Two-Way messaging for carriers supporting over 30 million subscribers worldwide. Under the terms of the license agreement, WSC can incorporate the ANTs Data Server into the Integrated Data eXchange platform.

                    On December 28, 2004, the Company signed a license agreement with Grupo S&C, Inc. (Grupo) a system integrator and application developer. Grupo has licensed the ANTs Data Server for use with two applications written and hosted by Grupo in its data center.

Item 2.  Description of Property.

                    The Company’s headquarters are located at 801 Mahler Road, Suite G, Burlingame, California.  The Company now leases approximately 5000 square feet.  To accommodate expected growth, the Company anticipates that it will move into larger facilities, totaling 10,000-15,000 square feet, during the first half of 2005. The Company expects to incur costs associated with the move and anticipates that its rent will approximately triple.

Item 3.  Legal Proceedings.

                    The Company is not a party to any material pending legal proceeding and, to best of its knowledge, no such action by or against the Company has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

                    There were no matters submitted to the Company’s shareholders for a vote from October 1, 2004 to December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)	Price Range of Common Stock

                    The Company’s common equity is traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “ANTS”.

                    The following is the range of high and low closing prices of the Company’s stock, for the periods indicated below.  This information was obtained from Yahoo! Finance Historical Quotes, and can be found at the following Internet address: http://finance.yahoo.com/q/hp?s=ANTS.OB.

	High	Low

Quarter Ended December 31, 2004	$2.02	$1.04
Quarter Ended September 30, 2004	2.17	1.60
Quarter Ended June 30, 2004	2.25	1.80
Quarter Ended March 31, 2004	.80	2.95
Quarter Ended December 31, 2003	$1.40	$.80
Quarter Ended September 30, 2003	1.40	.65
Quarter Ended June 30, 2003	1.20	.85
Quarter Ended March 31, 2003	1.29	.85

                    The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                    As of February 23, 2005 there were 36,559,997 shares of common stock issued and outstanding and 8,001 holders of record of the Company’s common stock.

(b)	Dividend Policy

                    The Company has not declared or paid cash dividends or made distributions in the past, and it does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

(c)	Recent Sales of Unregistered Securities

                    From November 12, 2004 through January 12, 2005, the Company sold to accredited investors, through a private offering, 2,123,000 “F Units”” at a price of one dollar ($1.00) per F Unit, with each F Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of two dollars ($2.00), exercisable until November 12, 2007. The gross proceeds from this offering were $2,123,000, of which $1,160,000 was received by December 31, 2004 and $963,000 was received in January 2005. The Company paid $90,350 in cash commissions and issued 63,181 F Units to the placement agent in January 2005 in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

                    From February 1, 2005 through February 28, 2005, warrantholders exercised warrants for an aggregate of 1,987,782 shares of common stock of the Company. Gross proceeds from the exercises were $2,782,896. The Company paid $104,550 in cash commissions related to the warrant exercises to the placement agent in March 2005. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Item 6. Management’s Plan of Operation.

                    The Company is engaged in the development and marketing of the ANTs Data Server a software product that is intended to significantly improve the speed of applications connected to it. The Company anticipates that, if sufficiently funded, over the next twelve months its focus will be: marketing its first product, supporting customers, and research and development.

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

Marketing

                    In October 2003, the Company began marketing the first commercial version of the ANTs Data Server.  The Company’s go-to-market strategies include:

•	Focus on industry segments where high-performance applications demand a high-performance database. Messaging will feature the “high-performance, no compromise” value proposition.

•

Execute a “compatible with,” not a “replacement of,” strategy for the leading RDBMS’s such as: Oracle, IBM’s DB2, and Microsoft’s SQL Server, since the RDBMS market is mature and customers have substantial investment in infrastructure, development, and support, in the leading RDBMS vendors’ products.

•	Sell the ANTs Data Server through three sales channels;
	•	Direct sales to end-users
	•	Through Independent Software Vendors who will incorporate the ANTs Data Server with their own product which they will sell to their customers
•

Through Value Added Resellers and System Integrators – companies which generally have deep expertise in certain vertical markets and who integrate the best products to develop complete solutions for their customers.

Raising Capital

                    During 2004, the Company secured approximately $5.6 million in financing through three private offerings of Company securities and approximately $380,000 through exercises of stock options. To carry out its plan of operation, the Company anticipates that over the next twelve months it will require an additional $5 million. The Company will pursue a number of avenues to raise these additional operating funds: 1) in the past the Company has been successful in raising funds through private placements of its stock and anticipates that it will continue to raise funds through private placements, 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and 3) the Company expects to begin generating revenue in 2005, and if successful, this will be a source of operating funds. The Company is pursuing all three avenues, however, it believes, that due to an uncertain investment climate, securing additional investment will be difficult.

                    The majority of the Company’s operating expenses and costs over the next twelve months are expected to be for and in connection with, marketing and selling the ANTs Data Server, continuing technical development, and supporting customers.  The Company currently has 22 full-time employees and two part-time employees. The Company views the recruitment of additional qualified sales, marketing, and technical personnel as essential to the further development and commercialization of its proprietary technologies.  The Company expects its personnel and other operating costs will increase moderately to substantially over current levels.

Operating Expenses

                    Operating expenses for the years ending December 31, 2004 and 2003 break out as follows:

	Operating Expenses – Year Ended December 31,

	2004			2003

	$ in 000’s	% of Total	% Change vs. Prior Period	$ in 000’s	% of Total

Sales and marketing	$1,564	31%	154%	$616	17%
Research and development	2,109	42%	22%	1,731	49%
General and administrative	1,387	27%	15%	1,202	34%

Total operating expenses	$5,060	100%	42%	$3,549	100%

Sales and Marketing Expenses

                    Sales and marketing expenses consist primarily of employee salaries and benefits, consultant fees, travel, marketing programs (trade shows, public relations, lead generation programs), marketing and sales literature and presentations and allocation of corporate overhead. Total marketing expenses increased by 154% from 2003 to 2004 as follows.

                    During 2004, there was a significant increase in sales and marketing expenses over the prior period ($948,000 or 154%), resulting primarily from: 1) a $505,000 increase in compensation and benefits expense related to an increase from one to seven sales and sales support personnel and fees paid to marketing consultants; 2) an increase of $155,000 in implementing marketing programs (trade shows, lead generation and public relations programs); 3) an increase of $135,000 in sales and marketing related travel; 4) an increase of $50,000 in recruiting expense related to the search for new sales personnel, and; 5) an increase of $103,000 in other sales and marketing expenses.

                    The Company expects that, if sufficiently funded, its marketing and sales expenses will continue to increase moderately to substantially as more marketing and sales staff are hired and more programs are implemented.

Research and Development Expenses

                    Research and development (“R&D”) expenses consist primarily of employee salaries and benefits, fees to consultants, depreciation on equipment and software, and allocation of corporate overhead. The overall increase in R&D expenses of $378,000 or 22%, was significantly lower than the increase in marketing expenses of 154%, reflecting the Company’s shift in focus from pure R&D to marketing. The majority of the R&D efforts in 2004 were devoted to testing, and to refining the product in conjunction with feedback from potential customers.

                    During 2004, R&D compensation expense increased by $375,000 or 27%. Over the year, three new engineers were hired to support refinement and testing of the product.   Depreciation expense increased by $19,000 or 13%, as the Company purchased $182,000 of new equipment (primarily servers and air conditioning) to support the quality control testing.

                    The Company expects that, if sufficiently funded, its research and development expenses will increase moderately over the next twelve months as additional staff is recruited and additional hardware is purchased to add functionality to and test its product.

General and Administrative Expenses

                    General and administrative expenses consist primarily of salaries and benefits, consultant fees, legal and investor relation fees, recruiting fees, facility rental and insurance. During 2004, the number of administrative personnel remained level at five people, despite a significant increase in the Company’s overall activities.

                    Total expense increased by $185,000 or 15%.  The majority of the increase in 2004 arose from an increase of $105,000, or 50%, in legal and stock transfer agent fees, and an increase of $88,000, or 627%, in recruiting expense.  Legal and stock transfer agent fees were significantly higher in 2004 due to three private placement offerings as compared to one such offering in 2003.  Recruiting expense rose in 2004 from fees paid to an outside consultant to recruit the Company’s current Chief Executive Officer.

                    The Company expects that, if sufficiently funded, its general and administrative expenses will increase moderately as the Company expands.

                    The majority of the Company’s operating expenses and costs over the next twelve months are expected to be for, and related to, marketing, selling the ANTs Data Server, continuing technical development, and supporting customers.

Interest Expense

                    On or about August 15, 2003, the Company sold to two accredited investors, through a private offering, one convertible promissory note each, without interest, in principal face amount of $160,000 per note, each maturing on August 15, 2005, and each convertible at the option of the holder into shares of Common Stock of the Company, at a conversion price of $0.75 per share.  The Company had agreed to grant the holder of each note, upon conversion of the note, a warrant to purchase 213,333 shares of Common Stock of the Company at a per share price of $2.00, exercisable until March 31, 2006.  The stated conversion price of the notes was $0.75 per share; however, the Company had agreed to set the conversion price at $0.40 per share in the event an anticipated $5 million financing did not close shortly after the note financing, and, since the intent of the agreement was for the conversion price to include one share of common stock and a warrant to purchase another share of common stock, the Company further agreed to increase the number of shares of Common Stock underlying each warrant to be granted upon conversion of the notes from 213,333 to 400,000. The $5 million financing did not close, and, accordingly, in July 2004, the Company entered into Amendment Agreements with each convertible promissory note holder, setting the conversion price at $0.40 per share and increasing the number of shares of Common Stock underlying the warrant to be granted upon conversion of each note from 213,333 to 400,000. Since, for accounting purposes, the active conversion price was $0.40 per share, the intrinsic value of the conversion option of $280,000 was recorded both in additional paid-in capital and as interest expense. A debt discount account in the amount of $50,662 was also recorded in additional paid-in capital, assuming the Company’s market rate of interest for this debt was 9%.

                    Interest expense related to the conversion option and interest-rate-related debt discounts totaled $285,973 and $13,839 in fiscal years 2004 and 2003, respectively.

                    On or about July 14, 2004, the noteholders elected to convert their convertible promissory notes. Pursuant to the terms of the notes, the company issued to each noteholder 400,000 shares of Common Stock of the Company and a warrant to purchase 400,000 shares of Common Stock of the Company at a per share exercise price of $2.00, exercisable until March 31, 2006.  In accordance with the guidance set out in Emerging Issues Task Force No. 98-5 (“EITF 98-5”), the Company charged the unamortized balance of $151,667 in the beneficial interest debt discount to interest expense when the notes were converted.  The unamortized balance of $30,851 in the interest-rate-related debt account was charged to additional paid-in capital upon conversion.

Income from Expired Contract

                    On or about August 22, 2003 the Company signed a Letter of Intent (“LOI”) with Net Soft Systems, Inc. of Vancouver, British Columbia, Canada (“Net Soft”). The LOI included the following terms:

•	Net Soft agreed to pay the Company $400,000 (non-refundable)
•

The Company agreed to negotiate only with Net Soft for the exclusive rights to sell and distribute the ANTs Data Server (the “Rights”) in Poland, Russia, the Czech Republic, and the European Common Market

•	The negotiation process would determine what additional payments would be required of Net Soft to obtain the Rights
•	If by November 30th, 2003 terms of a deal regarding the Rights had not been agreed to, the Company could negotiate the Rights with any other entity.
•	The LOI itself contained no grant of Rights

On November 30, 2003 the Company and Net Soft agreed to extend the LOI through January 31, 2004 and on January 31, 2004 further agreed to extend the LOI through March 31, 2004. On March 31, 2004, the LOI terminated and on that date, no future agreements between Net Soft and the Company were contemplated in connection with such LOI. As of March 31, 2004, the Company had received $310,943 of the $400,000 due pursuant to the LOI.  The remaining $89,057 was considered uncollectible.  In accordance with Generally Accepted Accounting Principles the Company did not consider the earnings process complete until collection was reasonably assured and all applicable revenue recognition conditions were met according to the Security and Exchange Commission’s Staff Accounting Bulletin: No 104 -“Revenue Recognition.”  Therefore, the payments pursuant to the LOI were recorded in the financial statements prior to January 1, 2004 as deferred revenue.  With the termination of the LOI and no future agreements contemplated in connection with such LOI at the time of termination, the Company was under no obligation to return the monies to Net Soft.  Since Net Soft did not receive either a license to use the Company’s product or services related to the Company’s product, in 2004 the Company recognized the $310,943 as other income in the statements of operations and eliminated the deferred revenue liability.

Off Balance Sheet Arrangements

                    During 2003, the Company entered into an operating lease for certain computer equipment used in the Company’s development lab. The original lease obligation was $9,155 and is payable in monthly installments over a three-year period. The outstanding lease obligation is not reported on the balance sheet as title to the equipment remains with the lessor until the Company pays the total obligation and a buyout fee. On December 31, 2004 the outstanding obligation was $5,595. Should the Company default in its lease obligation, the lessor could choose to repossess the computer equipment. Should the lessor repossess, the Company believes it would not have a material effect on the Company’s ability to maintain normal business operations.

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

                    The Company believes the following represents its critical accounting policies:

•	Stock-based Compensation
•	Income Taxes

                    Stock-based Compensation – The Company uses the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to value stock options granted to employees and independent consultants. The values are derived from a model which requires historical assumptions and management judgment. Stock-based compensation for employees is disclosed in the pro-forma net loss statement in note 1 of the Company’s annual financial statements. Stock-based compensation for independent consultants is expensed in the statement of operations.

                    Income Taxes – The carrying value of the Company’s deferred tax assets are dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Until such time as the Company establishes a taxable income in such jurisdictions, the total amount of the deferred tax assets shall be offset with a valuation allowance.

                    Recent Accounting Pronouncements - On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, (“SAB 104”), which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was effectively superseded as a result of the issuance of Emerging Issues Task Force Consensus No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  As the Company had no revenues during 2004 or 2003, SAB 104 had no effect on our financial position or operating results.

                    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) replaces SFAS 123 and supersedes APB 25.  SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements.  SFAS 123(R) applies to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date.  SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Notes Receivable from Officer

                    The Company entered into an agreement with a former officer, effective January 11, 2001, in which the Company agreed to forgive, on August 4, 2001 and on each year anniversary thereafter, $45,000 of the principal amount and all accrued interest on a loan made to the former officer in August 1999 in the original amount of $225,000. In August 2004 the Company forgave the final $45,000 of the loan balance pursuant to the terms of the agreement. There was no balance remaining on the note at December 31, 2004.

Capital and Liquidity Resources

                    The Company anticipates that if sufficiently funded, it will increase expenditures moderately to substantially over the next twelve months as it begins to actively market, sell and support the ANTs Data Server and hire additional sales, marketing, and technical personnel. The Company’s cash balance as of March 7, 2004 was approximately $3.7 million which, it believes will be adequate to fund its activities through September 2005 at its expected rate of spending.  There can be no assurance that the Company’s continued product development and infrastructure development will not require a much higher rate of spending. The Company will pursue a number of avenues to raise additional operating funds: 1) in the past the Company has been successful in raising funds through private placements of its stock and anticipates that it will continue to raise funds through private placements, 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and 3) the Company expects to begin generating revenue in 2005, and if successful, this will be a source of operating funds. The Company is pursuing all three avenues, however, it believes, that due to an uncertain investment climate, securing additional investment will be difficult.

Risk Factors Associated With The Company’s Business and Future Operating Results

                    In addition to other information in this 10-KSB, the following risk factors should be carefully considered in evaluating the Company’s business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond its control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on the Company’s business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-KSB, and the risks discussed in the Company’s other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

                    A failure to obtain additional financing could prevent the Company from executing its business plan.  A failure to raise additional funding could prevent the Company from continuing its business after September 2005.  The Company anticipates that current cash resources will be sufficient to fund its operations only through September 2005 at its expected rate of spending.  The Company believes that, due to an uncertain investment climate, securing additional sources of financing to enable it to complete the development and commercialization of its proprietary technologies is uncertain and there is no assurance of its ability to secure such financing. A failure to obtain additional funding could prevent the Company from making expenditures that are needed to pay current obligations, allow it to hire additional personnel, continue development of the technology or attract customers who are concerned about its ability to continue operations.  If the Company raises additional funds by selling equity securities, the relative equity ownership of its existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. In the past, the Company has sold restricted shares of common stock in private offerings at a price discounted from that of the then current market price for freely tradable stock, which could increase this dilutive affect. If the Company raises additional funds through debt financing, it could incur significant borrowing costs.

                    If the Company is unable to protect its intellectual property, its competitive position would be adversely affected.  The Company relies on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with its employees and others to protect its intellectual property.  Despite the Company’s precautions, unauthorized third parties may copy its products and services or reverse engineer or obtain and use information that it regards as proprietary.  The Company has filed patent applications and intends to file more.  The Company has been granted two patents, however the Company does not know if the pending applications will be granted or whether it will be successful in prosecuting any future patents.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.  The Company’s means of protecting its proprietary rights may not be adequate and third parties may infringe or misappropriate its patents, copyrights, trademarks and similar proprietary rights.  If the Company fails to protect its intellectual property and proprietary rights, its business, financial condition and results of operations would suffer.  The Company believes that it does not infringe upon the proprietary rights of any third party, and no third party has asserted a patent infringement claim against it.  It is possible, however, that such a claim might be asserted successfully against the Company in the future.  In such an event, the Company may be forced to suspend its operations to pay significant amounts to defend its rights, and a substantial amount of the attention of its management may be diverted from its ongoing business, which can materially affect its ability to attain and maintain profitability.

                    The Company focuses on the research and development of its proprietary technologies and the marketing of its first product. The Company’s present focus is on the marketing and sales of its first product and on research and development of its proprietary technologies.  The Company believes that these technologies are the basis for highly marketable commercial products.  However, there can be no assurance that a commercial market will develop in the future, and it is possible that the Company’s proprietary technologies and products will have no commercial benefit or potential.  In addition, from the Company’s inception to through December 31, 2004, it has not recognized any operating revenues.

                    The Company faces possible competition from large companies.  The Company operates in a highly competitive industry.  Although the Company believes that its technology is unique, can be protected, and, if adopted, will confer benefits that will be otherwise unavailable for some significant time, it faces very large competitors with greater resources who may adopt various strategies to block or slow its market penetration, thereby straining its more limited resources.  They may also seek to hinder the Company’s operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by offer of highly competitive terms to potential or newly acquired customers.

                    The Company depends on its key personnel and may have difficulty attracting and retaining the skilled staff it needs to execute its growth plans.  The Company’s success will be dependent largely upon the personal efforts of its Chairman, Francis K. Ruotolo, Chief Executive Officer, Boyd Pearce and other senior managers.  The loss of key staff could have a material adverse effect on the Company’s business and prospects.  To execute its plans, the Company will need to hire additional staff and retain current employees.  If sufficiently funded, the Company plans to increase its technical, marketing, and administrative personnel. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense.  The Company may not be successful in attracting or retaining such qualified personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees.   If the Company is unable to hire, train and manage new skilled and experienced employees as needed, it would be unable to support its planned growth and future operations.

                    The Company faces rapid technological change.  The market for the Company’s products and services is characterized by rapidly changing technologies, extensive research and the introduction of new products and services. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop, manufacture and market new products and services. As a result, the Company expects to continue to make a significant investment in engineering, research and development.  There can be no assurance that the Company will be able to develop and introduce new products and services or enhance its initial intended products and services in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in its target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect the Company’s competitive position, financial condition and results of operations.

                    If growth occurs, The Company will need to manage it well.  The Company may experience substantial growth in the size of its staff and the scope of its operations, resulting in increased responsibilities for management.  To manage this possible growth effectively, the Company will need to continue to improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of staff.  Due to a competitive employment environment for qualified technical, marketing and sales personnel, the Company expects to experience difficulty in filling its needs for qualified personnel.  The Company expects that during the next six months, it will need to move into a larger office and there may be significant cost associated with the move and with improvements that may be needed. There can be no assurance that the Company will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on its financial condition and results of operations.

                    The Company could face information and product liability risks and may not have adequate insurance.  The Company’s product may be used to manage data from critical business applications. The Company may become the subject of litigation alleging that its product was ineffective or disruptive in its treatment of data, or in the compilation, processing or manipulation of critical business information.  Thus, the Company may become the target of lawsuits from injured or disgruntled businesses or other users.  The Company does not presently carry product or information liability or errors and omissions insurance, and although it intends to acquire such insurance prior to commencing substantial sales, such insurance may not be available in an acceptable or affordable form.  In the event that the Company is required to defend more than a few such actions, or in the event that it was found liable in connection with such an action, its business and operations would be severely and materially adversely affected.

                    The Company is dependent on new demand for its products and services.  The success of the Company’s business depends upon demand for and use of its technology, products and services in general and the demand for additional computing power, cost effectiveness and speed in particular.  The Company’s product is new and the Company may encounter substantial market resistance.  In the event sufficient demand does not develop, the Company’s business and results of operations would be materially adversely affected.  The Company believes that there appears to be increased demand for computing power, cost effectiveness and speed, but if general economic conditions decline or hardware and memory advances make such power, cost effectiveness and speed more readily available, then adoption, use and sales of the Company’s products and services may be materially adversely affected.

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

                    Market acceptance of the Company’s products and services is not guaranteed. The Company is at an early stage of development and its earnings will depend upon market acceptance and utilization of its intended products and services. Due to economic conditions potential customers have significantly tightened budgets for evaluating new products and technologies and the evaluation cycles are much longer than in the recent past. There can be no assurance that the Company’s product and technology development efforts will result in new products and services, or that they will be successfully introduced.

                    Future profitability is not guaranteed.   The Company has not recognized any operating revenues as of December 31, 2004. There is no assurance that the Company’s plans will be realized, that it will be able to generate revenues or that it will achieve profitability in the future.

                    Limited market for the Company’s common stock.  The Company’s common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market.  As such, the market for the Company’s common stock is limited and is not regulated by an exchange. Further, the price of the Company’s common stock and its volume in the OTC market may be subject to wide fluctuations.

                    The Company has a long corporate existence and was inactive during much of its corporate history.   The Company was formed as the Sullivan Computer Corporation, incorporated in Delaware in January 1979.  The Company was privately owned until late 1986, at which time its common stock began trading in the over-the-counter market.  This trading was a result of the registration of the Company’s common stock pursuant to the merger with CHoPP Computer Corporation, a British Columbia corporation.  During the period from mid-1987 through late 1999, the Company had few or no employees. The Company’s operating activities were limited and were largely administered personally by its former Chairman. Due to the passage of time and the poor condition of financial and other records, there can be no assurance that all matters which should have received attention during this period of inactivity have been addressed at this date.

                    The Company has indemnified its officers and directors.  The Company has indemnified its Officers and Directors against, and has limited their exposure to, possible monetary liability, all to the maximum extent permitted under Delaware law.

                    Limitation on ability for control through proxy contest.  The Company’s Bylaws provide for a Board of Directors to be elected in three classes.  This classified Board may make it more difficult for a potential acquirer to gain control of the Company by using a proxy contest, since the acquirer would only be able to elect two or three directors, of the seven directors currently serving, at each shareholders meeting held for that purpose.

Item 7. Financial Statements.

                    See the Financial Statements annexed hereto.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                    None

Item 8A. Controls and Procedures

                   The effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this annual report is recorded, processed, summarized and reported within the time period required for the filing of this annual report.

                   There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of the Company’s internal control performed during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

                    None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

                              The following table sets forth information with respect to the Company’s current executive officers, principal employees, consultants and directors.

Name	Age	Position

Francis K. Ruotolo	67	Chairman, Class 3 Director, term expires in 2006

Boyd Pearce	60	President, Chief Executive Officer, Class 1 Director, term expires in 2007

Homer G. Dunn	64	Class 2 Director, term expires in 2005

John R. Gaulding	59	Class 3 Director, term expires in 2006

Thomas Holt	59	Class 1 Director, term expires in 2007

Robert Henry Kite	50	Class 2 Director, term expires in 2005

Richard LaBarbera	56	Class 1 Director, term expires in 2007

Clifford Hersh	57	Managing Director and Chief Scientist

Kenneth Ruotolo.	44	Chief Financial Officer, Executive Vice President, Finance and Administration, and Secretary

Jeffrey R. Spirn, Ph.D.	56	Vice President, Research and Development

Girish Mundada.	37	Vice President, Engineering

Francis K. Ruotolo, Age 67

                    Francis Ruotolo is Chairman of the Board of the Company.  Mr. Ruotolo became Chairman of the Board, Chief Executive Officer and President in January 2001.  Prior to that time, he was a member of the Board of Advisors.  Most recently, he was a director in the consulting practice of Deloitte & Touche.  Prior to working at Deloitte Consulting Mr. Ruotolo was CEO of The Futures Group, a long term strategic planning consultancy whose clients included: IBM, American Airlines, Monsanto, Ford Motor Co., Pfizer, and numerous departments of the federal government.  Mr. Ruotolo was Senior Vice President of Macy’s California for seven years and held the same position at Lord & Taylor in New York.  Mr. Ruotolo holds a BA degree in English/Journalism from Northeastern University, Boston, MA.  Mr. Ruotolo resigned as President of the Company in March 2003 and resigned as the Company’s Chief Executive Officer effective January 31, 2005.  Mr. Ruotolo is the father of the Corporate Secretary and CFO, Kenneth Ruotolo.

Boyd Pearce, Age 60

                    Boyd Pearce joined the Company’s Board of directors in January 2005.  Mr. Pearce also serves as the Company’s President and Chief Executive Officer.  Prior to joining the Company in October 2004, Mr. Pearce was an Independent Consultant from October 2002 through October 2004; Chief Sales and Marketing Officer at CoVia from October 2001 through September 2002; CEO of eSOLD.com from March-September 2001; VP and General Manager USA, Hitachi Data Systems from March 1999 through February 2001.  Mr. Pearce completed a Bachelor of Arts from the University of Kansas in 1967, majoring in Chemistry and Mathematics.  He has also attended executive management programs at Harvard, Dartmouth and Penn State Universities.  Mr. Pearce resigned as the Company’s Chief Operating Officer effective February 1, 2005.

Homer G. Dunn, Age 64

                    Homer G. Dunn joined the Company’s Board of Directors in January 2001. Mr. Dunn has almost 35 years of business experience encompassing sales, marketing, product management, and consulting.  At present, he is Chairman and Founder of Evant Inc. (previously NONSTOP Solutions), a leading provider of demand chain optimization technology, information and services solutions to manufacturers, wholesale distributors and retailers.

John R. Gaulding, Age 59

                    John R. Gaulding joined the Company’s Board of Directors in January 2001.  Mr. Gaulding is a private investor and consultant in the fields of strategy and organization. He is an independent director and serves on the audit and compensation committees of Monster Worldwide, Inc. Mr. Gaulding also serves on the board of Yellow Pages Group, Inc., a publicly held company listed on the Toronto Stock Exchange, where he is chairman of the Nominating and Governance Committee. Most recently, Mr. Gaulding served as a Senior Advisor to Deloitte Consulting specializing in e-Business strategy with responsibility for advising such clients as Hewlett Packard, 3Com, Bergen Brunswig, Longs Drugstores, SCE, and PG&E. From 1990-1996, Mr. Gaulding served as President and CEO of ADP’s Claims Solutions Group where he was also a member of the Corporate Executive Committee.  From 1983-1985 Mr. Gaulding was Corporate Vice President, Strategy and Development, also serving on the Corporate Executive Committee of Pacific Telesis, Inc. From 1985-1990 Mr. Gaulding was President and CEO of Pacific Bell Directory, the yellow pages publishing unit of Pacific Telesis, Inc.

Thomas Holt, Age 59

                    Thomas Holt joined the Company’s Board of Directors in November 2000. Mr. Holt is currently Vice President IT Architecture and Strategy for Lucent’s Services organization.  Mr. Holt was VP of Information Services and Chief Information Officer at International Network Services (“INS”) from May 1997 before its merger with Lucent.  He has also acted as VP of MIS and CIO at Informix and held senior positions at Motorola after starting his career with IBM.

Robert Henry Kite, Age 50

                    Mr. Kite joined the Company’s Board of directors in January 2005.  Since 1981, Mr. Kite has been President and C.O.O. of Kite Family Co., Inc. and the Managing General Partner of KFT LLLP, a family owned company whose assets and operations include, but are not limited to, commercial and industrial buildings, land holdings, stocks, bonds, commodities, MRI clinics, hotel and retail development.  Mr. Kite currently is a member of the Board of Directors of National Energy Group, a publicly traded oil and gas company in Dallas TX; and Locate Plus, a publicly traded internet-accessible database of public information in Boston, Massachusetts.  Mr. Kite is also a director of E2020, a privately held internet education company in Scottsdale, AZ, Financialz, a privately held accounting software company in Tempe, AZ, and Child Help USA, a charitable organization.  Mr. Kite graduated from Southern Methodist University (SMU) in 1977, with Bachelor of Science, Political Science and Psychology Minor in Business.

Richard LaBarbera, Age 56

                    Richard LaBarbera joined the Company’s Board of directors in November 2004.  Mr. LaBarbera currently serves as an advisor and executive consultant to numerous technology companies including Xinify, Value Stream Group, Front Range Solutions and Echopass.  Previously Mr. LaBarbera was president of Niku Corporation, a leading provider of IT management and governance solutions and winner of the Gartner “Best Vendor” award for excellence in Project Portfolio Management.  Mr. LaBarbera served as Sybase’s senior vice president and general manager for its enterprise solutions division, with direct responsibility for product development, worldwide sales, support, education and global professional services functions.  Prior to Niku, Mr. LaBarbera held positions at IBM, Storage Technology, Siemens/Siemens Pyramid and Amdahl where he served as vice president, worldwide services with responsibility for support, education and consulting services.  Mr. LaBarbera holds an MBA from Georgia State University.

Clifford Hersh, Age 57
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

Kenneth Ruotolo, Age 44
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

Jeffrey R. Spirn, Ph.D., Age 56
Vice President, Research and Development

                    Dr. Spirn joined ANTs software inc. March 2000, and became Director of Engineering in February 2001 and was promoted to Vice President of Research and Development in September 2001. Before joining ANTs, Dr. Spirn was a software architect at Oracle, where he worked on application server, naming, and multithreading issues. Prior to that, Dr. Spirn worked for Sun Microsystems and in the HP and DEC research labs. Before his industrial career, Dr. Spirn was a Computer Science Professor at Brown and Penn State Universities, and held visiting positions at Bell Laboratories and the University of Hawaii. During this period, he published one book and many technical articles on network and operating system design and performance modeling. Dr. Spirn holds a Ph.D. in Electrical Engineering/Computer Science from Princeton University, and a B.S. in Electrical Engineering from M.I.T.

Girish Mundada, Age 37
Vice President, Engineering

                    Mr. Mundada joined the Company in September 2001.  Prior to joining ANTs, he was a Senior Vice President and General Manager at NetSol International. Mr. Mundada has also held positions at Informix Corporation, including those in development, management and senior management.  Mr. Mundada completed a bachelor degree in Computer Science from the University of Pune, India, and obtained an MBA from the University of California at Berkeley.

Board of Directors

                    The Company’s Bylaws provide that the Board of Directors is divided into three classes, each nearly as equal in number as possible, so that each director will serve for three years, with one class of directors being elected each year. The Board is currently comprised of three Class 1 Directors, two Class 2 Directors and two Class 3 Directors.  The terms of the Class 1, Class 2 and Class 3 Directors expire at the end of each respective three-year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each fiscal year.  The term of the present Class 2 Directors ends at the annual meeting of the stockholders for the year ending December 31, 2004.

Board Committees

                    The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which consists of Thomas Holt and John R. Gaulding.  John R. Gaulding is the chairperson of the committee.  This committee, among other things, reviews the annual audit with the Company’s independent accountants.  In addition, the audit committee has the sole authority and responsibility to select, evaluate, and, where appropriate, replace the independent auditors or nominate the independent auditors for shareholder approval.  The Company’s Board of Directors has determined that the Company has at least one audit committee financial expert on its Audit Committee.  Mr. John Gaulding, the audit committee financial expert, is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

                    The Company also has a Compensation Committee, which was formed in June 2001 and consists of Homer G. Dunn and John R. Gaulding.  This committee, among other things, reviews the compensation policies applicable to the Company’s senior officers.

Compliance with Section 16(a) of the Exchange Act of 1934

                    To the best of the Company’s knowledge, all the Company’s officers, directors and 10% shareholders timely filed the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2004, with one exception.

Code of Ethics

                    The Company has adopted a Code of Ethics that applies to the Company’s employees, directors and officers, including the Company’s principal executive officer, principal financial officer, controller and persons deemed to be performing similar critical financial and accounting functions. Our Code of Ethics is posted on our website at www.ants.com/coe.pdf

Item 10.  Executive Compensation

Summary Compensation Table

                    This Table sets forth the annual compensation for the three most recent completed fiscal years of the named executive officers that were serving as executive officers during the last completed fiscal year or at the end of the last completed fiscal year.

	Annual compensation				Long term compensation

					Award		Payouts

Name and principal position	Year	Salary	Bonus	Other Annual Compensation (1)	Restricted stock award(s)	Securities underlying options/SARs	LTIP Payouts	All other Compensation

Francis K. Ruotolo (3) Chairman of the board	2004	$181,250		$106,667
	2003	$183,333
	2002	$194,950				20,000
Boyd Pearce (2) Chief Executive Officer and Director	2004	$25,001				750,000
	2003
	2002
Clifford Hersh Managing Director and Chief Scientist	2004	$170,958		$60,500		20,000
	2003	$110,000				—
	2002	$128,683				20,000
Kenneth Ruotolo Secretary, Chief Financial Officer and Executive Vice President of Finance and Administration	2004	$155,416		$46,667		130,000
	2003	$108,333				—
	2002	$118,389				80,680

Jeffrey Spirn Vice President, Research and Development	2004	135,990		$48,125		20,000
	2003	$87,500				—
	2002	$104,883				70,000
Girish Mundada Vice President, Engineering	2004	$160,313	$25,000			130,000
	2003	$124,323	$25,675			150,000
	2002	$135,379	$10,000			87,500

(1)	Represents salary that was deferred during 2003 and which the Company paid back during 2004.
(2)	Mr. Pearce joined the Company as President and Chief Operating Officer in October 2004 and was named Chief Executive Officer and appointed to the board of directors in February 2005.
(3)	Mr. Ruotolo has been Chairman of the Board since January 2001 and also held the position of Chief Executive Officer from January 2001 through January 2005.

Option/SAR grants in the Last Fiscal Year

                    The following table sets forth certain information concerning grants of options and warrants to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

Name	Number of securities underlying options/ SARs granted	Percent of total options/ SARs granted to employees in fiscal year (1)	Per share exercise price (2)	Expiration date

Francis K. Ruotolo	20,000	1.03	$0.81	1/29/14
Boyd Pearce	750,000	38.76	$1.45	10/18/14
Clifford Hersh	20,000	1.03	$0.81	1/29/14
Kenneth Ruotolo	20,000	1.03	$0.81	1/29/14
Kenneth Ruotolo	110,000	5.68	$1.22	12/8/14
Jeffrey Spirn	20,000	1.03	$0.81	1/29/14
Girish Mundada	20,000	1.03	$0.81	1/29/14
Girish Mundada	110,000	5.68	$1.60	9/2614

(1)	During the fiscal year ended December 31, 2004, the Company granted to its employees options covering 1,935,000 shares of Common Stock.
(2)	The exercise price is equal to the closing sale price of the common stock of the Company traded on the Over the Counter Bulletin Board on the grant date.

Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                    The following table sets forth information concerning the exercise of options and warrants during 2004 and the number and value of shares of common stock underlying unexercised options and warrants held by the named executive officers as of December 31, 2004.  The table sets forth the aggregate dollar value realized upon the exercise of stock options and warrants during the last fiscal year, which is calculated by multiplying (i) the number of shares exercised by (ii) the fair market value of the Company’s common stock on the date of exercise, as determined by the closing price of its common stock as traded on the Over-The-Counter Bulletin Board, less the exercise price paid for the shares.  The value of unexercised in-the-money options and warrants is calculated by multiplying the number of shares underlying each exercisable option and warrant by the positive spread between its exercise price and $2.00 (which was the fair market value of the Company’s common stock as of December 30, 2004).

Aggregated Option/Warrant Exercises in 2004 and Fiscal Year-End Option/Warrant Values

	Shares Acquired On Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options & Warrants at Year-End(#)		Value of Unexercised In-the-Money Options & Warrants at Year-End($)

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Francis K. Ruotolo	—	—	1,047,500	—	$53,400	—
Boyd Pearce	—	—	755,000	—	412,500	—
Kenneth Ruotolo	—	—	434,000	—	145,268	—
Clifford Hersh .	—	—	304,000	—	53,400	—
Jeff Spirn	—	—	250,000	—	58,400	—
Girish Mundada	—	—	450,000	—	240,650	—

Director Compensation

                    Directors who are employees of the Company do not receive any compensation for service on the Board.  The Company does not currently pay any cash compensation to non-employee directors.  The Company generally grants options to purchase up to 125,000 shares of Common Stock to its non-employee directors, subject to a two-year vesting schedule. The Company granted options to purchase 35,000 shares of Common Stock each to its continuing non-employee directors Mr. Dunn, Mr. Gaulding and Mr. Holt and 125,000 shares of Common Stock to it new non-employee director, Mr. LaBarbera during the fiscal year ended December 31, 2004.

Separation Agreements

                    On January 8, 2001, the Company entered into a Separation Agreement with Mr. Francis K. Ruotolo pursuant to which it agreed to pay Mr. Ruotolo his salary for a period of six months following the termination of his employment in the event Mr. Ruotolo terminates his employment for Good Cause or in the event the Company terminates Mr. Ruotolo’s employment without Cause.  The Company also agreed to continue to pay Mr. Ruotolo his salary for a period of 24 months in the event of a Corporate Transaction (a merger or acquisition in which it is not the surviving entity, the sale of all or substantially all of its assets, or any reverse merger in which it remains the surviving entity) where the consideration received by it is less than five dollars ($5.00) per share on a full dilution and full conversion basis and where the successor company does not offer Mr. Ruotolo a position of similar title, office and responsibilities and equal salary, to the position held and salary received by Mr. Ruotolo with the Company immediately prior to such Corporate Transaction.   Under this Agreement Good Cause is defined as (i) a decrease in Mr. Ruotolo’s compensation of greater than twenty-five percent (25%) of his compensation (x) immediately prior to such decrease or (y) in the aggregate over a period not exceeding two years (not including any decrease in compensation that is applied to each of the Company’s executive officers equally), (ii) a material change in Mr. Ruotolo’s corporate position, title or responsibilities, or (iii) the relocation of its principal offices more than 80 miles from their present location without Mr. Ruotolo’s consent.  Termination of Mr. Ruotolo’s employment is deemed to be “for Cause” in the event that Mr. Ruotolo (i) violates any material provisions of the Letter Agreement by which he was employed, the Separation Agreement or the Company’s standard form of Proprietary Information and Inventions Agreement, (ii) is charged with or indicted for a felony, any criminal act other than minor traffic violations, or (iii) commits any act of willful misconduct, gross negligence, or dereliction of his duties under the Separation Agreement. The Company and Mr. Ruotolo mutually agreed to terminate this Separation Agreement, effective as of January 31, 2005.

                    On January 14, 2004, the Company entered into a Separation and Settlement Agreement and Full Release of All Claims with Mr. Gary Ebersole in connection with Mr. Ebersole’s resignation as President, Chief Operating Officer, officer and a director and agent of the Company.  Each party agreed to release the other of all claims and the Company agreed to (i) waive its rights under Section 14 (non-compete provision) of the Employment Agreement entered into between the parties on or about March 24, 2003 and (ii) pay Mr. Ebersole Forty-nine Thousand, Seven Hundred and Fifty dollars ($49,750).  Such amount is equal to Mr. Ebersole’s deferred salary, which had been accruing since June 1, 2003.

Item 11.  Security Ownership of Certain Beneficial Owners Management and Related Stockholder Matters.

Security Ownership by Beneficial Owners

                    The following table sets forth, as of February 23, 2005, information regarding ownership of the Company’s common stock by any person or entity, known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock.  The percentages are calculated on the basis of the number of outstanding shares of common stock on February 23, 2005 which was 36,559,997 plus, for each person, any securities that person has the right to acquire within 60 days following February 23, 2005 pursuant to options or warrants.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Donald R. Hutton, 10995 Boas Road
Sidney, B. C. Canada V8L 5J1	3,502,500	(1)	9.58
Alison B. Hicks, 10995 Boas Road
Sidney, B. C. Canada V8L 5J1	3,502,500	(2)	9.58
Whistler Design, 94 Dowdeswell Street
Box N-75-71, Nassau	2,502,500		6.84
Perry Logan, PO Box 30370,
Las Vegas, NV 89173-370	3,285,000	(3)	8.99

(1)

Includes 600,000 shares of Common Stock owned by Mr. Hutton, 2,502,500 shares of Common Stock in the name of Whistler Design, controlled by Mr. Hutton, and 400,000 shares of Common Stock in the name of Ms. Alison B. Hicks, Mr. Hutton’s wife; does not include 90,000 shares of Common Stock which Mr. Hutton held in joint tenancy with Ms. Josephine C. Hutton and in which Mr. Hutton has disclaimed any beneficial interest or ownership.

(2)

Includes 400,000 shares of Common Stock owned by Ms. Hicks, 2,502,500 shares of Common Stock in the name of Whistler Design, controlled by Donald R. Hutton, Ms. Hicks’ husband, and 600,000 shares of Common Stock in the name of Mr. Hutton; does not include 90,000 shares of Common Stock which Mr. Hutton held in joint tenancy with Ms. Josephine C. Hutton and in which Mr. Hutton has disclaimed any beneficial interest or ownership.

(3)	Includes 160,000 shares of Common Stock owned by Bell Seventh, 2,225,000 shares of Common Stock owned by Mr. Logan and warrants to purchase up to 900,000 shares of Common Stock held by Mr. Logan.

Security Ownership by Directors and Executive Officers

                    The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of February 23, 2005, by each of the Company’s directors and executive officers.  The table also shows the beneficial ownership of the Company’s stock by all directors and executive officers as a group.  The table includes the number of shares subject to outstanding options and warrants to purchase shares of Common Stock.  The percentages are calculated on the basis of the amount of outstanding shares of Common Stock on February 23, 2005 which was 36,559,997 plus, for each person, any securities that the person has the right to acquire within 60 days following February 23, 2005, pursuant to options or warrants.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percent of Class

Directors and Nominees for Director
Francis K. Ruotolo	1,067,500	(2)	2.84
Boyd Pearce	760,000	(3)	2.04
Homer G. Dunn	125,000	(4)	*
John R. Gaulding	125,000	(5)	*
Thomas Holt	125,000	(6)	*
Robert Henry Kite	625,000	(7)	1.68
Richard LaBarbera	125,000	(8)	*
Executive Officers
Clifford Hersh	566,000	(9)	1.52
Kenneth Ruotolo	439,000	(10)	1.19
Jeffrey Spirn	290,000	(11)	*
Girish Mundada	450,000	(12)	1.22

11 directors and executive officers as a group	4,735,500		11.39

* less than 1%
(1)	Unless otherwise indicated, the address of each director and officer is c/o ANTs software inc., 801 Mahler Road, Suite G, Burlingame, CA 94010.

(2)

Includes 20,000 shares of Common Stock purchased through a private offering, approved by the Company’s board of directors and directed to certain accredited investors, a Warrant to purchase up to 25,000 shares of Common Stock, and Options to purchase up to 1,002,500 shares of Common Stock. Pursuant to his Warrant agreements, Mr. Ruotolo can acquire up to 45,000 shares of Common Stock in the next 60 days and pursuant to his Option agreements, Mr. Ruotolo can acquire up to 1,047,500 shares of Common Stock in the next 60 days.

(3)

Includes 5,000 shares of Common Stock purchased through a private offering, approved by the Company’s board of directors and directed to certain accredited investors, a Warrant to purchase 5,000 shares of Common Stock and Options to purchase up to 750,000 shares of Common Stock. Pursuant to his Option and Warrant agreements, Mr. Pearce can acquire 213,550 fully vested shares and 541,450 unvested shares of Common Stock in the next 60 days, however purchase of unvested shares would be subject to the Company’s right to repurchase.

(4)

Includes Options to purchase up to 125,000 shares of Common Stock. Pursuant to his Option agreements, Mr. Dunn can acquire 125,000 shares of Common Stock in the next 60 days.  The address of Mr. Dunn is: c/o Evant Inc. 235 Montgomery Street, San Francisco, CA  94104.

(5)

Includes Options to purchase up to 125,000 shares of Common Stock. Pursuant to his Option agreements, Mr. Gaulding can acquire 125,000 shares of Common Stock in the next 60 days. The address of Mr. Gaulding is: 115 Margarita Dr., San Rafael, CA 94901.

(6)

Includes Options to purchase up to 125,000 shares of Common Stock. Pursuant to his Option agreements, Mr. Holt can acquire 125,000 shares of Common Stock in the next 60 days. The address of Mr. Holt is: c/o Lucent Technologies, 600 Mountain Ave, Murray Hill, NJ  07059.

(7)

Includes 250,000 shares of Common Stock purchased through a private offering, approved by the Company’s board of directors and directed to certain accredited investors, Warrants to purchase 250,000 shares of Common Stock, and an Option to purchase up to 125,000 shares of Common Stock. Pursuant to his Warrant agreements, Mr. Kite can acquire 250,000 shares of Common Stock. Pursuant to his Option agreement, Mr. Kite can acquire 125,000 unvested shares of Common Stock in the next 60 days, however purchase of unvested shares would be subject to the Company’s right to repurchase. On February 28, 2005, Mr. Kite exercised warrants to purchase 125,000 shares of Common Stock. The address of Mr. Kite is, 6910 East Fifth Avenue Scottsdale, Arizona 85251.

(8)

Includes an Option to purchase up to 125,000 shares of Common Stock. Pursuant to his Option agreement, Mr. LaBarbera can acquire 125,000 unvested shares of Common Stock in the next 60 days, however purchase of unvested shares would be subject to the Company’s right to repurchase.

(9)

Includes 262,000 shares of Common Stock owned as a result of a warrant exercise during 2003 and includes Options to purchase up to 304,000 shares of Common Stock. Pursuant to his Option agreements, Mr. Hersh can acquire up to 304,000 shares of Common Stock in the next 60 days.

(10)

Includes 5,000 shares of Common Stock purchased through a private offering, approved by the Company’s board of directors and directed to certain accredited investors, a Warrant to purchase up to 5,000 shares of Common Stock, and Options to purchase up to 434,000 shares of Common Stock. Pursuant to his Warrant agreement, Mr. Ruotolo can acquire 5,000 shares of Common Stock and pursuant to his Option agreements, Mr. Ruotolo can acquire 339,304 fully vested shares and 94,696 unvested shares of Common Stock in the next 60 days, however purchase of unvested shares would be subject to the Company’s right to repurchase.

(11)

Includes 40,000 shares of Common Stock purchased through a private offering, approved by the Company’s board of directors and directed to certain accredited investors, a Warrant to purchase 40,000 shares of Common Stock, a Warrant to purchase 50,000 shares of Common Stock and Options to purchase up to 160,000 shares of Common Stock. Pursuant to his Warrant agreements, Mr. Spirn can acquire up to 90,000 shares of Common Stock in the next 60 days and pursuant to his Option agreements, Mr. Spirn can acquire up to 160,000 shares of Common Stock in the next 60 days. On February 25, 2005, Mr. Spirn exercised a warrant to purchase 40,000 shares of Common Stock.

(12)

Includes Options to purchase up to 450,000 shares of Common Stock. Pursuant to his Option agreements, Mr. Mundada can acquire 361,414 fully vested shares and 88,586 unvested shares of Common Stock in the next 60 days, however purchase of unvested shares would be subject to the Company’s right to repurchase.

Securities authorized for issuance under equity compensation plans as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance

Equity compensation plans Approved by security holders	4,969,448	$1.93	35,883
Equity compensation plans not Approved by security holders	139,606	$5.79	—

Total	5,109,054		35,883

Item 12.  Certain Relationships and Related Transactions.

                On January 11, 2001, the Company entered into an agreement with Mr. Frederick D. Pettit, its former President and Chief Executive Officer, in connection with which the Company agreed to forgive, on August 4, 2001 and on each year anniversary thereafter, $45,000 of the principal amount and all accrued interest on a loan in the original amount of $225,000 and the Company agreed to pay Mr. Pettit the sum of $300,000, payable $75,000 per year for four (4) years on August 4 of each year. In August 2004 the Company forgave the final $45,000 of the loan balance pursuant to the terms of the agreement. There was no balance remaining on the note at December 31, 2004.

Item 13.  Exhibits and Reports on form 8-K.

(a)	Exhibits

	3.1	Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company’s 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
	3.2	Amended and Restated Bylaws of the Company, as listed in Exhibit 3.2 to the Company’s 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
	10.1	2000 Stock Option Plan of the Company, as amended, attached as Exhibit 4 to the Company’s Form S-8 filed on May 23, 2003, is hereby incorporated by reference.
10.2

Agreement and Plan of Merger dated December 8, 2000 between ANTs software inc. and ANTs software.com, as listed in Exhibit 10.2 to the Company’s 10-KSB filed on March 22, 2001, is hereby incorporated by reference.

10.3

Settlement Agreement and Full Release of All Claims dated January 11, 2001, between the Company and Frederick D. Pettit, as listed in Exhibit 10.3 to the Company’s 10-KSB filed on March 22, 2001, is hereby incorporated by reference.

	10.4	Separation Agreement dated January 8, 2001, between the Company and Francis K. Ruotolo, as listed in Exhibit 10.4 to the Company’s 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
	10.5	Form of Indemnification Agreement signed with officers and directors of the Company, as listed in Exhibit 10.5 to the Company’s 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
10.6

Registration Agreement between the Company and Karen Buechler and Eric Scott Buechler dated September 15, 2000, as listed in Exhibit 10.6 to the Company’s 10-KSB filed on March 22, 2001, is hereby incorporated by reference.

10.7

Registration Agreement between the Company and Arcade Investment Limited dated September 7, 2000, as listed in Exhibit 10.7 to the Company’s 10-KSB filed on March 22, 2001, is hereby incorporated by reference.

10.8	Amended Agreement between the Company and Arcade Investment dated October 6, 2000, as listed in Exhibit 10.8 to the Company’s 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
10.9

Form of Registration Agreement between the Company and each of Discount Bank and Trust Company, Lemanik Sicav Convertible Bond, and Pershing Keen Nominees, as listed in Exhibit 10.9 to the Company’s 10-KSB filed on March 22, 2001, is hereby incorporated by reference.

10.10	Employment Agreement dated March 24, 2003, between the Company and Gary Ebersole, as listed in Exhibit 10.10 to the Company’s 10-QSB filed on May 8, 2003, is hereby incorporated by reference.
10.11

Separation and Settlement Agreement and Full Release of All Claims dated January 14, 2004, between the Company and Gary Ebersole, as listed in Exhibit 10.11 to the Company’s 10-KSB filed on March 30, 2004, is hereby incorporated by reference.

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

                    (b)        Reports on Form 8-K

                    The Company filed the following reports on Form 8-K during the period starting October 1, 2004 through December 31, 2004: On October 20, 2004 the Company announced the appointment of Boyd Pearce as President and Chief Operating Officer; on November 1, 2004 the Company disclosed agreements with the Company’s officers in which the officers agreed to a salary reduction and became eligible for a bonus, in the amount of the accrued reduced salary, contingent on the Company raising a certain amount of financing; on November 2, 2004 the Company announced that Mr. Girish Mundada, the Company’s Vice President of Engineering had been appointed an officer of the Company; and on November 15, 2004 the Company announced that Mr. Richard LaBarbera had been appointed a member of the Company’s Board of Directors.

Item 14. Principal Accountant Fees and Services

Auditor’s Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in its quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are as follows:

For the fiscal year ended December 31, 2003: $33,000
Expected billing for the fiscal year ended December 31, 2004: $34,500

Audit-Related Fees

Audit-Related Fees include review of interim financial statements, Form 10-QSB and related financial information. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees” are as follows:

For the fiscal year ended December 31, 2003: $14,390
For the fiscal year ended December 31, 2004: $16,995

Tax Fees

Tax Fees include preparation of Federal and State income tax returns for fiscal years ended December 31, 2003 and 2004. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are as follows:

For the fiscal year ending December 31, 2003: $7,750
Expected billing for the fiscal year ending December 31, 2004: $8,350

All Other Fees

All Other Fees include research, consultation and discussions related to various accounting and tax issues. The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” are as follows:

For the fiscal year ending December 31, 2003: $7,969
For the fiscal year ending December 31, 2004: $3,708

The Company’s Audit Committee pre-approved the principal types of services (audit, audit assurance and tax preparation) provided by the principal accountant during the year ended December 31, 2004. 100% of “Audit-Related Fees”, 100% of “Tax Fees” and 100% of “All Other Fees” were approved by the Company’s Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. The Company’s Audit Committee has considered whether the provision of services rendered by its accountants are compatible with maintaining the accountant’s independence. The Audit Committee reviews in advance, and grants any appropriate pre-approvals of (i) all auditing services to be provided by the principal accountant and (ii) all non-audit services to be provided by the principal accountant as permitted by Section 10A of the Securities Exchange Act of 1934, and not specifically prohibited under the Sarbanes-Oxley Act of 2002, and in connection therewith approves all fees and other terms of engagement.

SIGNATURES

                    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of the 14th day of March 2005 by the undersigned, thereunto duly authorized.

ANTS SOFTWARE INC.

By	/s/ BOYD PEARCE

Boyd Pearce, Chief Executive Officer and President

                    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By	/s/ BOYD PEARCE

Boyd Pearce, Chief Executive Officer and President

Date	March 14, 2005

By	/s/ KENNETH RUOTOLO

Kenneth Ruotolo, Secretary and Chief Financial Officer

Date	March 14, 2005

DIRECTORS

By	/s/ FRANCIS K. RUOTOLO

Francis K. Ruotolo, Chairman of the Board Of Directors

Date	March 14, 2005

By	/s/ BOYD PEARCE

Boyd Pearce, Director

Date	March 14, 2005

By	/s/ HOMER G. DUNN

Homer G. Dunn, Director

Date	March 14, 2005

By	/s/ JOHN R. GAULDING

John R. Gaulding, Director

Date	March 14, 2005

By	/s/ THOMAS HOLT

Thomas Holt, Director

Date	March 14, 2005

By	/s/ ROBERT H. KITE

Robert H. Kite, Director

Date	March 14, 2005

By	/s/ RICHARD LABARBERA

Richard LaBarbera, Director

Date	March 14, 2005

ANTs SOFTWARE INC.

REPORT ON AUDITS OF FINANCIAL STATEMENTS
for the years ended December 31, 2004 and 2003

ANTs SOFTWARE INC.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANTs software inc.

We have audited the balance sheets of ANTs software inc. (the Company), a Delaware corporation, as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and expects to fully utilize its existing cash prior to December 31, 2005.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BURR, PILGER & MAYER LLP

San Francisco, California
March 7, 2005

ANTS SOFTWARE INC.
BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

ASSETS
Current assets:
Cash	$1,448,724	$541,725
Prepaid insurance	21,375	46,229
Prepaid expenses	65,292	800

Total current assets	1,535,391	588,754

Computers and software	949,046	774,441
Office furniture and fixtures	29,386	29,386
Leasehold improvements	16,675	9,000
Less accumulated depreciation	(670,982)	(489,326)

Property and equipment, net	324,125	323,501

Other assets - security deposits	9,100	9,100

Total assets	$1,868,616	$921,355

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$333,916	$83,189
Deferred salaries	—	340,505
Deferred revenues	—	310,943
Capital lease payable, current portion	4,871	2,310
Note payable - former officer, current portion	—	75,000

Total current liabilities	338,787	811,947

Long-term liabilities:
Capital lease payable	648	7,919
Convertible promissory note, net of unamortized beneficial interest and debt discount of $83,196 in 2003	—	236,804

Total liabilities	339,435	1,056,670

Commitment and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, no shares issued and outstanding in 2004 and 2003, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 35,298,817 and 26,381,004 shares issued and outstanding, respectively	3,530	2,638
Common stock subscribed, not issued	30,000	—
Notes receivable from officer for stock purchases	—	(45,000)
Additional paid-in capital	36,316,987	29,668,322
Accumulated deficit	(34,821,336)	(29,761,275)

Total stockholders’ equity (deficit)	1,529,181	(135,315)

Total liabilities and stockholders’ equity (deficit)	$1,868,616	$921,355

The accompanying notes are an integral part of these financial statements.

ANTS SOFTWARE INC.
STATEMENTS OF OPERATIONS
for the years ended December 31, 2004 and 2003

	2004	2003

Sales and marketing expenses	$1,564,424	$615,972
Research and development expenses	2,109,452	1,731,412
General and administrative expenses	1,386,416	1,201,941

Loss from operations	(5,060,292)	(3,549,325)

Other income (expense):
Income earned from expired contract	310,943	—
Interest income	17,214	8,792
Gain on legal settlement	5,500	20,500
Losses on extinguishment of debt	—	(53,385)
Write-off of officer’s note receivable for stock purchases	(45,000)	—
Interest expense	(288,426)	(13,922)

Other income (expense), net	231	(38,015)

Net loss	$(5,060,061)	$(3,587,340)

Basic and diluted net loss per common share	$(0.16)	$(0.15)

Shares used in computing basic and diluted net loss per share	32,501,014	24,692,782

The accompanying notes are an integral part of these financial statements.

ANTS SOFTWARE INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2004 and 2003

	Common Stock		Common Stock Subscribed	Notes Receivable from Officer for Stock Purchases	Additional Paid-in Capital	Accumulated Deficit	Total

	Shares	Amount

Ending balance, December 31, 2002	23,240,788	$2,324	$—	$(90,000)	$27,425,424	$(26,173,935)	$1,163,813
Proceeds from private placements, net of commissions of $136,792	2,571,751	257	—	—	1,785,270	—	1,785,527
Warrants exercised through cash consideration	367,500	37	—	—	108,713	—	108,750
Options exercised through cash consideration	28,750	3	—	—	17,562	—	17,565
Stock issued in settlement of note payable to former officer	172,215	17	—	—	74,983	—	75,000
Non-cash expense recognized on settlement of note payable to former officer	—	—	—	—	53,385	—	53,385
Officer note forgiveness	—	—	—	45,000	—	—	45,000
Discount on convertible promissory note	—	—	—	—	97,035	—	97,035
Share-based compensation to non-employees	—	—	—	—	105,950	—	105,950
Net loss and comprehensive net loss	—	—	—	—	—	(3,587,340)	(3,587,340)

Ending balance, December 31, 2003	26,381,004	2,638	—	(45,000)	29,668,322	(29,761,275)	(135,315)
Proceeds from private placements, net of commissions of $334,100	7,263,159	726	—	—	5,602,552	—	5,603,278
Common stock subscribed, not issued	—	—	30,000	—	—	—	30,000
Common stock issued to finders and placement agent	437,269	44	—	—	(44)	—	—
Common stock issued to replace escheated shares	66	—	—	—	—	—	—
Options exercised through cash consideration	354,019	35	—	—	388,717	—	388,752
Common stock issued in settlement of note payable to former officer	60,000	6	—	—	74,994	—	75,000
Officer note forgiveness	—	—	—	45,000	—	—	45,000
Discount on convertible promissory note	—	—	—	—	(46,373)	—	(46,373)
Beneficial conversion feature – convertible promissory notes	—	—	—	—	280,000	—	280,000
Conversion of promissory convertible notes to common stock	800,000	80	—	—	289,070	—	289,150
Share-based compensation to non-employees	3,300	1	—	—	59,749	—	59,750
Net loss and comprehensive net loss	—	—	—	—	—	(5,060,061)	(5,060,061)

Ending balance, December 31, 2004	35,298,817	$3,530	$30,000	$—	$36,316,987	$(34,821,336)	$1,529,181

The accompanying notes are an integral part of these financial statements.

ANTS SOFTWARE INC.
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Net loss	$(5,060,061)	$(3,587,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,656	162,616
Amortization of debt discount	5,973	13,839
Beneficial conversion feature – convertible notes	280,000	—
Compensation expense recognized on options granted to non-employees	59,750	105,950
Loss on extinguishment of debt	—	53,385
Write-off of note receivable to officer for stock purchases	45,000	45,000
Changes in operating assets and liabilities:
Prepaid insurance and expenses	(39,638)	7,368
Other assets - security deposits	—	(4,000)
Accounts payable and other accrued expenses	250,727	8,190
Deferred salaries	(340,505)	340,505
Deferred revenue	(310,943)	310,943

Net cash used in operating activities	(4,928,041)	(2,543,544)

Cash flows used in investing activities--purchases of property and equipment, net	(182,280)	(90,227)

Cash flows from financing activities:
Proceeds from private placements net of commissions	5,603,278	1,785,527
Proceeds from common stock subscribed, not issued	30,000	—
Proceeds from exercise of options	388,752	17,565
Proceeds from exercise of warrants	—	108,750
Proceeds from convertible promissory note	—	320,000
Payments on capital lease obligations	(4,710)	(3,303)

Net cash provided by financing activities	6,017,320	2,228,539

Net increase (decrease) in cash	906,999	(405,232)

Cash at beginning of period	541,725	946,957

Cash at end of period	$1,448,724	$541,725

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,454	$1,001
Taxes	—	—
Non-cash investing and financing activities:
Purchase of property and equipment with capital lease	$—	$13,532
Conversion of convertible promissory note into common stock, net	289,070	—
Issuance of common stock in settlement of note payable to former officer	75,000	75,000

The accompanying notes are an integral part of these financial statements

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies

Nature of Operations

The Company is engaged in the development and marketing of proprietary software that it believes can dramatically improve performance in applications which require high-speed access to shared, rapidly changing data.  The Company’s first product, the ANTs Data Server, is a standards-compliant relational database management system (“RDBMS”) based on a high-performance SQL query execution engine that incorporates innovative lock-free operations. The Company intends to market the ANTs Data Server in industries that require a high-performance RDBMS. The Company has initially identified financial services, telecommunications, on-line retail, and transportation/logistics as potential markets for its product.

Basis of Presentation

The Company’s financial statements have been presented on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2004 and 2003 and for the fiscal years then ended, the Company had a net loss of $5,060,061 and $3,587,340 and accumulated capital deficit of $34,821,336 and $29,761,275, respectively.  These conditions raise substantial doubt about its ability to continue as a going concern.

To carry out the Company’s plan of operation, it anticipates that over the next twelve months it will require approximately $5 million. The Company will pursue a number of avenues to raise these operating funds: 1) in the past the Company has been successful in raising funds through private placements of its stock and it anticipates that it will continue to raise funds through private placements, 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and 3) the Company expects to begin generating revenue in 2005, and if successful, this will be a source of operating funds. The Company is pursuing all three avenues, however, it believes, that due to an uncertain investment climate, securing additional investment will be difficult.

The financial statements do not include any adjustments relating to the recoverability of assets and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Property and Equipment

Property and equipment, which includes assets recorded under capital leases, are carried at cost and are depreciated on the straight-line basis over their estimated useful lives of three to five years.  The costs of leasehold improvements are amortized over the lesser of the lease term or the life of the improvement.  Expenditures for improvement or expansion of property and equipment are capitalized.  Repairs and maintenance are charged to expense as incurred.  When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the statement of operations.

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies, continued

Research and Development Expenses

In accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, it has been determined that technological feasibility of the Company’s software under development has not yet been established and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. The Company’s cash equivalents consist of short-term money market instruments.

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

Long-Lived Assets

Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  When the indicators of impairment are present and the estimated undiscounted future cash flows from the use of these assets are less than the assets’ carrying value, the related assets will be written down to fair value.

Operating Segment Information

The Company operates in a single industry segment, computer software. Substantially all of the Company’s assets and employees are located at the corporate headquarters in Burlingame, California.

Stock-Based Compensation

At December 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 14.  The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies, continued

The following table illustrates the effect on net loss had the Company applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended December 31,

	2004	2003

Net loss, as reported	$(5,060,061)	$(3,587,340)
Less: Stock-based employee compensation expense determined under the fair-value based method	(1,118,888)	(1,223,538)

Net loss, pro forma	$(6,178,949)	$(4,810,878)

Basic and diluted loss per share:
As reported	$(0.16)	$(0.15)

Pro forma	$(0.19)	$(0.19)

The weighted average fair value of options granted during the periods ended December 31, 2004 and 2003 were $1.19 and $0.99 respectively.  The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for the periods ended December 31, 2004 and 2003, respectively.

	December 31,

	2004	2003

Interest rate	3.37%	2.71%
Dividend yield	0.00%	0.00%
Expected volatility	116%	136%
Expected life in years	5.00	5.00

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

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform them to the current year presentation.

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies, continued

Recent Accounting Pronouncements -  On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, (“SAB 104”), which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was effectively superseded as a result of the issuance of Emerging Issues Task Force Consensus No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  As the Company had no revenues during 2004 or 2003, SAB 104 had no effect on our financial position or operating results.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) replaces SFAS 123 and supersedes APB 25.  SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements.  SFAS 123(R) applies to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date.  SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

2.	Related Party Transactions–Note Receivable and Payable to Former Officer

The Company entered into an agreement (the “Agreement”) with a former officer, effective as of January 11, 2001, in which the Company agreed to forgive, on August 4, 2001 and on each year anniversary thereafter, $45,000 of the principal amount and all accrued interest on a loan made to the former officer in August 1999 in the original amount of $225,000. During 2004 and 2003, the Company forgave $45,000 of the loan balance each year and $0 and $4,350, respectively, in accrued interest receivable. The aggregate amount receivable at December 31, 2004 and 2003 was $0 and $45,000 respectively, and is reflected in the stockholder’s equity section of the balance sheets.

The Company also agreed, pursuant to the Agreement, to pay the former officer the sum of $300,000, payable in four $75,000 installments, starting on August 4, 2001 and on each year anniversary thereafter.

In August 2004, the former officer subscribed for 60,000 units with each unit comprised of (i) one share of common stock of the Company and (ii) a warrant to purchase one share of common stock at a per share price of two dollars ($2.00), exercisable until March 31, 2006 (the “Unit”). The Units were issued in lieu of a $75,000 cash payment due on a note payable to the former officer. There was no gain or loss on the transaction.

In August 2003, the former officer subscribed for 172,215 units with each unit comprised of (i) one share of common stock of the Company and (ii) a warrant to purchase one share of common stock at a per share price of two dollars ($2.00), exercisable until March 31, 2006 (the “Unit”). The Units were issued in lieu of a $75,000 cash payment due on a note payable to the former officer.

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

2.	Related Party Transactions–Note Receivable and Payable to Former Officer, continued

This transaction resulted in a loss of approximately $54,000 on extinguishment of the debt payment and has been classified as other income (expense) on the statement of operations for the fiscal year ended December 31, 2003. The loss was calculated as the difference between the price of the then-current private placement offering ($.75 per D Unit) and the price paid by the former officer ($.435 per Unit) times the 172,215 Units subscribed by the former officer.

The aggregate amounts payable at December 31, 2004 and 2003 were $0 and $75,000 respectively.

3.	Property and Equipment

Property and equipment are summarized by major category as follows at December 31, 2004 and 2003:

	2004	2003

Computers and software	$949,046	$774,441
Furniture and fixtures	29,386	29,386
Leasehold improvements	16,675	9,000

Less: accumulated depreciation and amortization	(670,982)	(489,326)

Property and equipment, net	$324,125	$323,501

Depreciation included in the statements of operations amounted to $181,656, and $162,616 for the years ended December 31, 2004 and 2003, respectively. Included in property and equipment is computer equipment under capital leases of $13,532, expiring in various years through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The implicit interest rate of the leases ranged from 16% to 20%. The assets are amortized over the lesser of their related lease terms or their estimated useful lives.  Accumulated depreciation on capital leases was $5,159 and $4,205 at December 31, 2004 and 2003, respectively.

4.	Convertible Promissory Notes

On or about August 15, 2003, the Company sold to two accredited investors, through a private offering, one convertible promissory note each, without interest, in principal face amount of $160,000 per note, each maturing on August 15, 2005, and each convertible at the option of the holder into shares of Common Stock of the Company, at a conversion price of $0.75 per share.  The Company had agreed to grant the holder of each note, upon conversion of the note, a warrant to purchase 213,333 shares of Common Stock of the Company at a per share price of $2.00, exercisable until March 31, 2006.  The stated conversion price of the notes was $0.75 per share; however, the Company had agreed to set the conversion price at $0.40 per share in the event an anticipated $5 million financing did not close shortly after the note financing, and, since the intent of the agreement was for the conversion price to include one share of common stock and a warrant to purchase another share of common stock, the Company further agreed to increase the number of shares of Common Stock underlying each warrant to be granted upon conversion of the notes from 213,333 to 400,000.

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

4.	Convertible Promissory Notes, continued

The $5 million financing did not close, and, accordingly, in July 2004, the Company entered into Amendment Agreements with each convertible promissory note holder, setting the conversion price at $0.40 per share and increasing the number of shares of Common Stock underlying the warrant to be granted upon conversion of each note from 213,333 to 400,000. Since, for accounting purposes, the active conversion price was $0.40 per share, the intrinsic value of the conversion option of $280,000 was recorded both in additional paid-in capital and as interest expense. A debt discount account in the amount of $50,662 was also recorded in additional paid-in capital, assuming the Company’s market rate of interest for this debt was 9%.

Interest expense related to the conversion option and interest-rate-related debt discounts totaled $285,973 and $13,839 in fiscal years 2004 and 2003, respectively.

On or about July 14, 2004, the noteholders elected to convert their convertible promissory notes. Pursuant to the terms of the notes, the company issued to each noteholder 400,000 shares of Common Stock of the Company and a warrant to purchase 400,000 shares of Common Stock of the Company at a per share exercise price of $2.00, exercisable until March 31, 2006.  In accordance with the guidance set out in Emerging Issues Task Force No. 98-5 (“EITF 98-5”), the Company charged the unamortized balance of $151,667 in the beneficial interest debt discount to interest expense when the notes were converted.  The unamortized balance of $30,851 in the interest-rate-related debt account was charged to additional paid-in capital upon conversion.

5.	Commitments and Contingencies

Lease Commitments

As of December 31, 2004, the Company leases certain computer equipment under various noncancelable capital and operating leases.  Future minimum lease payments required under the noncancelable leases are as follows:

Year Ending December 31,	Operating Leases	Capital Leases

2005	$3,052	$4,871
2006	2,543	648

Total minimum lease payments	$5,595	$5,519

Less amount representing interest		1,648

Present value of future net minimum lease payments		$3,871

The Company leases office space on a month-to-month basis at $6,000 per month.  Total rental expense for all operating leases for the years ended December 31, 2004 and 2003 amounted to $60,600 and $63,000, respectively.

Contingencies

The Company was a defendant in a case entitled Hubert P. Lauffs v. Mosaic Multisoft Corporation, in which the plaintiff asserted a cause of action against the Company for breach of fiduciary duty.  The plaintiff purported to base his cause of action on allegations that the Company and others caused the

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

5.	Commitments and Contingencies, continued

shareholders of Mosaic Multisoft Corporation (“Mosaic”) to elect outside directors to its board of directors who subsequently voted to remove Mosaic’s president from office, thus interfering with Mosaic’s ability to raise capital and causing Mosaic to be unable to repay its debt to the plaintiff.

In March 2000, the Company won this case on summary judgment.  In April 2000, the plaintiff filed an appeal of the summary judgment ruling.  On November 21, 2001, the Fourth District Court of Appeal ruled in the Company’s favor by affirming the Superior Court’s March 2000 summary judgment. In September 1999, the Company had filed an action for malicious prosecution against Lauffs and his attorney seeking recovery of the Company’s legal fees incurred in connection with the proceedings.  The Company entered into Settlement Agreements in December 2002, pursuant to which the plaintiffs agreed to pay the Company an aggregate of $400,000. Per an agreement the Company entered into with the Company’s attorneys on or about September 27, 2002, almost all of the money recovered will be paid to the Company’s attorneys. Pursuant to the agreement, the Company received $5,500 and $20,500 as its portion of the settlement in the fiscal years ended December 31, 2004 and 2003, respectively.  These payments are reflected on the statements of operations as a gain from legal settlement.

On October 29, 2004, the Company entered into a Salary Agreement with each of the following persons: Francis K. Ruotolo, the Company’s then current Chief Executive Officer and Chairman, Boyd Pearce, the Company’s then current President and Chief Operating Officer, Kenneth Ruotolo, the Company’s Chief Financial Officer and Secretary, Clifford Hersh, the Company’s Chief Scientist, Girish Mundada, the Company’s Vice President, Engineering and Jeffrey R. Spirn, Ph.D., the Company’s Vice President of Research and Development (each an “Officer”). Pursuant to the Salary Agreements, each Officer’s salary (the “Original Salary”) was reduced 50 percent and the Company agreed to pay each Officer a bonus, equal to the aggregate amount that such Officer’s salary had been reduced, should the Company raise a certain amount of financing between October 16, 2004 and February 1, 2005. Effective January 1, 2005, each Officer’s salary was increased to 75 percent of the Original Salary pursuant to an Amendment Agreement. The Company did not raise the required financing by February 1, 2005 and no bonus was paid to the Officers.  On February 1, 2005, the Company and the Officers agreed that if the Company raised a certain amount of financing between February 1, 2005 and June 30, 2005, the Officers would be paid a bonus, equal to the aggregate amount that such Officers’ salaries had been reduced since October 16, 2004. The total amount of contingent bonus as of February 28, 2005 was $174,000.

6.	Deferred Salaries

During 2003 and 2002, to conserve cash, all employees agreed to reduce their salary to 85% of their then-current salary (“New Salary”) and the employees further agreed to defer part of their New Salary. In addition, as of January 16, 2004, Francis K. Ruotolo agreed to reduce his salary to 50% of his starting salary  (such new salary shall be referred to herein as “Salary”) and defer part of his Salary.  In connection with these deferrals the Company agreed to accrue the difference between the New Salary or the Salary, as applicable, and the employees’ actual pay, until the Company received sufficient funding to repay the liability, which totaled $340,505 as of December 31, 2003.  During February and March 2004, the Company raised approximately $4 million (net of placement agent fees and commissions).  On March 1, 2004, the salary accruals and deferrals were discontinued, and salaries were restored to their pre-existing levels. As of June 30, 2004, all accrued salaries had been fully repaid.  The total amount paid in salary deferrals during the year ended December 31, 2004 was $478,655.

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

7.	Deferred Revenues

On or about August 22, 2003 the Company signed a Letter of Intent (“LOI”) with Net Soft Systems, Inc. of Vancouver, British Columbia, Canada (“Net Soft”). The LOI included the following terms:

•	Net Soft agreed to pay the Company $400,000 (non-refundable)
•

The Company agreed to negotiate only with Net Soft for the exclusive rights to sell and distribute the ANTs Data Server (the “Rights”) in Poland, Russia, the Czech Republic, and the European Common Market

•	The negotiation process would determine what additional payments would be required of Net Soft to obtain the Rights
•	If, by November 30, 2003, terms of a deal regarding the Rights had not been agreed to, the Company could negotiate the Rights with any other entity
•	The LOI itself contained no grant of Rights

On November 30, 2003 the Company and Net Soft agreed to extend the LOI through January 31, 2004 and on January 31, 2004 further agreed to extend the LOI through March 31, 2004. On March 31, 2004, the LOI terminated and on that date, no future agreements between Net Soft and the Company were contemplated in connection with such LOI. As of March 31, 2004, the Company had received $310,943 of the $400,000 due pursuant to the LOI.  The remaining $89,057 was considered uncollectible.  In accordance with Generally Accepted Accounting Principles the Company did not consider the earnings process complete until collection was reasonably assured and all applicable revenue recognition conditions were met according to the Security and Exchange Commission’s Staff Accounting Bulletin: No 104 -”Revenue Recognition.”  Therefore, the payments pursuant to the LOI were recorded in the financial statements prior to January 1, 2004 as deferred revenue.  With the termination of the LOI and no future agreements contemplated in connection with such LOI at the time of termination, the Company was under no obligation to return the monies to Net Soft.  Since Net Soft did not receive either a license to use the Company’s product or services related to the Company’s product, in 2004 the Company recognized the $310,943 as other income in the statements of operations and eliminated the deferred revenue liability.

8.	Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes.  Due to the Company’s loss position for the periods ended December 31, 2004 and 2003, there was no provision for income taxes during these periods.

A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the asset based upon the lack of profitability and the uncertainty of future profitability.

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2004 and 2003 are as follows:

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

8.	Income Taxes, continued

                    Deferred tax assets:

	2004	2003

Net operating loss carryforward	$9,909,022	$8,074,821
Research tax credit carryforward	945,857	785,345
Expenses deductible in later years	2,024	(25,143)

Gross deferred tax assets	10,856,903	8,835,023
Less: valuation allowance	(10,856,903)	(8,835,023)

Net deferred tax assets	$—	$—

At December 31, 2004 the Company had net operating loss carryforwards of approximately $24.4 million for federal tax purposes and $23.7 million for state tax purposes.  If not earlier utilized, the federal net operating loss carryforwards will expire in various years from 2008 through 2024, and the state net operating loss carryforwards will expire in various years from 2005 through 2014.

At December 31, 2004, the Company also had research credit carryforwards of approximately $0.6 million for federal tax purposes, and $0.5 million for state tax purposes.  If not earlier utilized, the federal research credit carryforwards will expire in various years from 2017 through 2024.  The state research credit carries forward indefinitely until realized.

The effective rate applied to net losses in calculating the gross deferred tax assets is higher than the Federal statutory rate due to the recognition of state income tax benefits and an increase in the valuation allowance with respect to federal and state deferred tax assets.  The valuation allowance was increased in 2004 and 2003 by $2,022,000 and $2,075,000, respectively.

Federal and California impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code.  If such ownership change has occurred, utilization of the net operating losses and tax credits could be subject to an annual limitation.

9.	Stockholders’ Equity

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

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

9.	Stockholders’ Equity, continued

On or about February 17, 2004, the Company sold to an accredited investor 66 shares of common stock at a price of $.75 per share. The accredited investor paid for the shares by assigning all rights in certain shares of common stock of the Company, which shares had been escheated.

On or about April 23, 2004, the Company and Gary Ebersole, its former President and Chief Operating Officer, agreed to amend Mr. Ebersole’s Stock Option Agreements to extend the period during which Mr. Ebersole could exercise the vested portion of his stock options from April 30, 2004 to June 30, 2004. The Company recognized non-employee compensation expense of $29,498 in the statement of operations (included in general and administrative expenses) related to this transaction. As of June 30, 2004, Mr. Ebersole had exercised all his vested stock options.

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

From November 12, 2004 through January 12, 2005, the Company sold to accredited investors, through a private offering, 2,123,000 F Units at a price of one dollar ($1.00) per F Unit, with each F Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of two dollars ($2.00), exercisable until November 12, 2007. The gross proceeds from the offering were $2,123,000, of which $1,160,000 was received by December 31, 2004 and $963,000 was received in January 2005. The Company paid cash commissions totaling $90,350 and issued 63,181 F Units to the placement agent in January 2005 in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the fiscal year ended December 31, 2004, 354,019 shares of common stock of the Company were purchased through the exercise of stock options that resulted in cash proceeds to the Company of $388,752. A vendor was awarded 3,300 options on August 19, 2004 as partial compensation for selling the sole and exclusive rights to the domain name, www.ants.com to the Company.  The vendor exercised the options on the same date they were granted at an exercise price of $1.88, resulting in non-cash consideration of $6,204 in the third quarter of 2004, which was charged to marketing expense.  The total number of shares purchased through the exercise of stock options for cash and services in 2004 was 357,319.

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

9.	Stockholders’ Equity, continued

During the first quarter of 2003, the Company sold to accredited investors through a private offering, 20,000 C Units, at a price of fifty cents ($.50) per C Unit, with each C Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of seventy-five cents ($0.75), exercisable until August 30, 2003. In connection with this offering the Company issued 2,000 C Units in commissions and finder’s fees. The gross proceeds of the offering were $10,000. The C Unit offering was closed in January 2003.

During the first quarter of 2003, the Company sold to accredited investors, through a private offering, 402,497 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $16,250 in cash commissions and finders’ fees, and issued 15,151 D Units to the placement agent. The gross proceeds from the offering were $301,875.

During the second quarter of 2003 the Company sold, to accredited investors, through the same private offering, 929,733 D Units at a price of seventy-five cents ($0.75) per D Unit. In connection with this offering, the Company paid $51,024 in cash commissions and finders’ fees and issued 47,573 D Units to the placement agent. The gross proceeds from the offering were $697,304.

During the third quarter of 2003 the Company sold to accredited investors, through the same private offering, 393,833 D Units. In connection with this offering, the Company paid $20,768 in cash commissions and finders’ fees and issued 19,361 D Units to the placement agent. The gross proceeds from the offering were $295,375.

In August 2003, a former officer subscribed for 172,215 units with each unit comprised of (i) one share of common stock of the Company and (ii) a warrant to purchase one share of common stock at a per share price of two dollars ($2.00), exercisable until March 31, 2006 (the “Unit”). The Units were issued in lieu of a $75,000 cash payment due on a note payable to the former officer. This transaction resulted in a loss of approximately $54,000 on extinguishment of the debt payment. The loss was calculated as the difference between the price of the then-current private placement offering ($.75 per D Unit) and the price paid by the former officer ($.435 per Unit) times the 172,215 Units subscribed by the former officer.

During the fourth quarter of 2003 the Company sold to accredited investors, through the same private offering, 823,688 D Units. In connection with this offering, the Company paid $48,750 in cash commissions and finders’ fees and issued 45,450 D Units to the placement agent. The gross proceeds from the offering were $617,765.

On or about August 4, 2003, the board of directors of the Company extended the expiration date of 1,561,083 warrants from August 31, 2003 to December 31, 2003.  Such warrants had been issued by the Company in private offerings in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933

During the fiscal year ended December 31, 2003, 367,500 shares of common stock of the Company were purchased through the exercise of warrants resulting in cash proceeds to the Company of $108,750. An additional 28,750 shares were purchased through the exercise of stock options, resulting in cash proceeds to the Company of $17,565.  A total of 396,250 shares were purchased through these exercises, resulting in total cash proceeds to the Company of $126,315 in 2003.

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

10.	Per Share Data

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

The computation of the basic and diluted net loss per share was as follows:

	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Year ended December 31, 2004
Basic and diluted net loss per share	$(5,060,061)	32,501,014	$(0.16)
Year ended December 31, 2003
Basic and diluted net loss per share	$(3,587,340)	24,692,782	$(0.15)

At December 31, 2004 and 2003, options and warrants for the purchase of 16,414,176 and 7,325,462 common shares at prices ranging from $0.52 to $10.50, and $0.52 to $11.65 per share, were antidilutive, respectively and therefore not included in the computation of diluted earnings per share.

11.	Concentration of Credit Risk–Cash

The Company maintains cash balances at two major financial institutions in excess of the federally insured limit of $100,000 per institution.  At December 31, 2004, the Company’s uninsured cash balances totaled $1,209,776.

12.	Employee Benefit Plans

The Company has a 401(k) Income Deferral Plan (the Plan) immediately open to all employees regardless of age or tenure with the Company.  The Company may make a discretionary contribution to the Plan each year, allocable to all Plan participants.  However, the Company elected to make no contributions for the years ended December 31, 2004 and 2003.  Administrative fees for the plan totaled $2,906 and $3,793 for the years ended December 31, 2004 and 2003, respectively.

13.	Warrants

As of December 31, 2004, the Company had warrants to purchase 11,444,728 common shares outstanding. These securities give the holder the right to purchase shares of the Company’s restricted common stock in accordance with the terms of the instrument as follows:

Number of Warrants Issued	Exercise Price per Share	Year of Expiration

35,833	$0.75	2004 - 2006
10,786,561	$2.00	2006 - 2007
400,000	$2.50	2006
119,000	$5.50	2005
30,000	$7.25 - $7.44	2005 - 2006
23,334	$8.25	2005
50,000	$10.50	2005

11,444,728

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

14.	Stock Compensation Plan

In September 2000, the Company’s shareholders approved a stock option plan under which incentive stock options and non-qualified stock options are granted to employees, directors or consultants at not less than the fair market value on the date of grant for incentive stock options and 85% of fair market for non-qualified options. Options granted under the plan are generally vested within three years after the date of grant and expire 10 years after issuance. Options are granted at the discretion of the Board of Directors.

The following table summarizes stock option plan activity for the years ended December 31, 2004 and 2003:

		Outstanding Options

	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2002	507,334	3,384,066	$2.00
Additional shares reserved	1,500,000	—
Granted	(1,025,000)	1,025,000	1.09
Exercised through cash consideration	—	(28,750)	0.61
Retired and other	539,154	(539,154)	1.96

Balance at December 31, 2003	1,521,488	3,841,162	$2.26

Granted	(2,202,936)	2,202,936	1.44
Exercised through cash consideration	—	(354,019)	1.11
Exercised through non-cash consideration	—	(3,300)	1.88
Retired and other	717,331	(717,331)	1.47

Balance at December 31, 2004	35,883	4,969,448	$1.93

The options vested at December 31, 2004 and 2003 were 3,413,868 and 3,058,280, with an average weighted exercise price of $2.11 and $2.18, respectively.

The weighted average fair value of options granted during the years ended December 31, 2004 and 2003 were $1.19 and $0.99, respectively.

The following table summarizes employee information regarding stock options outstanding at December 31, 2004:

Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Vested at 12/31/04	Weighted Average Exercise Price

$0.52 - $0.96	545,500	8.46 years	$0.73	517,031	$0.72
$1.00 - $1.98	2,289,047	9.19 years	1.52	853,596	1.53
$2.00 - $2.91	1,708,460	5.73 years	2.38	1,616,800	2.50
$3.00 - $6.38	426,441	6.17 years	3.49	426,441	3.49

	4,969,448	7.66 years	$1.93	3,413,868	$2.11

ANTs SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

15.	Subsequent Events

From November 12, 2004 through January 12, 2005, the Company sold to accredited investors, through a private offering, 2,123,000 F Units at a price of one dollar ($1.00) per F Unit, with each F Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until November 12, 2007. The gross proceeds from the offering were $2,123,000, of which $1,160,000 was received by December 31, 2004 and $963,000 was received in January 2005. The Company paid $90,350 in cash commissions and issued 63,181 F Units to the placement agent in January 2005 in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

From February 1, 2005 through February 28, 2005, warrantholders exercised warrants for an aggregate of 1,987,782 shares of common stock of the Company. Gross proceeds from the exercises were $2,782,896. The Company paid $104,550 in cash commissions related to the warrant exercises to the placement agent in March 2005. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.  The net proceeds of the warrant exercises, totaling $2,678,346, exceeded the amount set by the Company’s Board of Directors to trigger payment of a bonus to each of the Company’s Officers, with such bonus representing the salary foregone by each Officer from October 16, 2004 through February 28, 2005. The total of the bonuses is $174,000. The Company expects to pay the bonuses in March 2005.

