Form 10QSB
period 2005-03-31
ANTS SOFTWARE INC
filed 2005-05-16
CIK 796655

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

                 For the quarterly period ended: March 31, 2005

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                        Commission file number: 000-16299
                                ________________

                               ANTS SOFTWARE INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                        13-3054685
(State or other jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)


       700 Airport Blvd. Suite 300, Burlingame, CA             94010
         (Address of principal executive offices)            (Zip Code)

                                 (650) 931-0500
              (Registrant's Telephone Number, including area code)

                  801 Mahler Rd. Suite G, Burlingame, CA 94010
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

             37,757,181 shares of common stock as of March 31, 2005

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]


================================================================================

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                                     PART I. Financial Information
Item 1.  Financial Statements ........................................................................3-10
Item 2.  Management's Plan of Operation  ............................................................10-15
Item 3.  Controls and Procedures  ......................................................................15

                                                      PART II. Other Information

Item 1. Legal Proceedings  .............................................................................15
Item 2. Unregistered Sales of Equity Securities .....................................................15-16
Item 3. Defaults Upon Senior Securities.................................................................16
Item 4. Submission of Matters to a Vote of Security Holders.............................................16
Item 5. Other Information...............................................................................16
Item 6. Exhibits.....................................................................................16-17
Risk Factors.........................................................................................17-20
Signatures..............................................................................................20



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANTS SOFTWARE INC.
                                 BALANCE SHEETS
                                  ____________


                                                                                    March 31,      December 31,
                                                                                      2005             2004
                                     ASSETS                                        (Unaudited)      (Audited)
                                                                                 ---------------- ----------------
Current assets:
   Cash                                                                              $ 3,360,775      $ 1,448,724
   Accounts receivable                                                                   114,100                -
   Prepaid insurance                                                                           -           21,375
   Prepaid expenses                                                                       25,593           65,292
                                                                                 ---------------- ----------------
          Total current assets                                                         3,500,468       1,535,391
                                                                                 ---------------- ----------------
   Computers and software                                                              1,117,839          949,046
   Office furniture and fixtures                                                          29,386           29,386
   Leasehold improvements                                                                 46,169           16,675
   Less accumulated depreciation                                                        (735,925)        (670,982)
                                                                                 ---------------- ----------------
          Property and equipment, net                                                    457,469          324,125
                                                                                 ---------------- ----------------
Other assets - security deposits                                                           9,100            9,100
                                                                                 ---------------- ----------------
          Total assets                                                               $ 3,967,037      $ 1,868,616
                                                                                 ================ ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                              $  240,578       $  333,916
   Bonuses payable                                                                       199,167                -
   Deferred revenues                                                                      27,333                -
   Capital lease payable                                                                   4,365            4,871
                                                                                 ---------------- ----------------
          Total current liabilities                                                      471,443          338,787
                                                                                 ---------------- ----------------
Long-term liabilities:
   Capital lease payable                                                                      -              648
                                                                                 ---------------- ----------------
          Total liabilities                                                             471,443          339,435
                                                                                 ---------------- ----------------
Commitment and contingencies

Stockholders' equity:
   Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
         no shares issued and outstanding in 2005 and 2004, respectively                       -                -
   Common stock, $0.0001 par value; 100,000,000 shares authorized;
     37,757,181 and 35,298,817 shares issued and outstanding, respectively                 3,776            3,530
   Common stock subscribed, not issued                                                 1,049,000           30,000
   Additional paid-in capital                                                         39,062,325       36,316,987
   Accumulated deficit                                                               (36,619,507)     (34,821,336)
                                                                                 ---------------- ----------------
          Total stockholders' equity                                                   3,495,594        1,529,181
                                                                                 ---------------- ----------------
Total liabilities and stockholders' equity                                           $ 3,967,037      $ 1,868,616
                                                                                 ================ ================

         The accompanying notes are an integral part of these condensed financial statements.


                                       ANTS SOFTWARE INC.
                                    STATEMENTS OF OPERATIONS
                                          ____________


                                                             Three Months ended March 31,
                                                              2005                  2004
                                                           (Unaudited)          (Unaudited)
                                                      --------------------------------------------
Revenues:
   Licenses                                                $     86,100              $       --
   Maintenance                                                      667                      --
                                                     --------------------------------------------
         Total revenues                                          86,767                      --
Expenses:
   Sales and marketing                                          575,359                   145,270
   Research and development                                     787,089                   459,468
   General and administrative                                   525,603                   346,890
                                                     --------------------------------------------
         Total expenses                                       1,888,051                   951,628
                                                     --------------------------------------------
          Loss from operations                               (1,801,284)                 (951,628)
                                                     --------------------------------------------

Other income (expense):
   Income earned from expired contract                             --                     310,943
   Interest income                                                2,528                     2,083
   Gain on legal settlement                                       1,500                     2,000
   Write-off of officer's note receivable for
      stock purchases                                              --                     (45,000)
   Interest expense                                                (915)                  (87,544)
                                                     --------------------------------------------
          Other income (expense), net                             3,113                   182,482
                                                     --------------------------------------------
          Net loss                                         $ (1,798,171)             $   (769,146)
                                                     ============================================

Basic and diluted net loss per common share                $      (0.05)             $      (0.03)
                                                     ============================================
Shares used in computing basic and diluted net
   loss per share                                            37,176,396                27,561,702
                                                     ============================================

        The accompanying notes are an integral part of these condensed financial statements.


                               ANTS SOFTWARE INC.
                            STATEMENTS OF CASH FLOWS
                                  ____________

                                                                                    Three Months ended March 31,
                                                                                        2005           2004
                                                                                    (Unaudited)    (Unaudited)
                                                                                    -----------    -----------
Cash flows from operating activities:
   Net loss                                                                         $(1,798,171)   $  (769,146)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       64,943         43,613
     Amortization of debt discount and beneficial conversion feature                       --           86,601
     Compensation expense recognized on options granted to non-employees                  4,672           --
     Write-off of note receivable to officer for stock purchases                           --           45,000
   Changes in operating assets and liabilities:
     Prepaid insurance and expenses                                                      61,075         38,863
     Accounts receivable                                                               (114,100)          --
     Accounts payable and other accrued expenses                                        (93,338)        44,508
     Bonuses payable                                                                    199,167           --
     Deferred salaries                                                                     --           19,703
     Deferred revenue                                                                    27,333       (310,943)
                                                                                    -----------    -----------
          Net cash used in operating activities                                      (1,648,419)      (801,801)
                                                                                    -----------    -----------

Cash flows used in investing activities--purchases of property and equipment, net      (198,287)       (36,995)
                                                                                    -----------    -----------
Cash flows from financing activities:
   Proceeds from private placements, net of commissions                                 842,650      4,008,280
   Proceeds from exercise of options                                                     25,416        164,290
   Proceeds from common stock subscribed for warrant exercises                        1,049,000           --
   Proceeds from exercise of warrants, net of commissions                             1,842,846           --
   Payments on capital lease obligations                                                 (1,155)          (769)
                                                                                    -----------    -----------
          Net cash provided by financing activities                                   3,758,757      4,171,801
                                                                                    -----------    -----------
Net increase in cash                                                                  1,912,051      3,333,005
                                                                                    -----------    -----------
Cash at beginning of period                                                           1,448,724        541,725
                                                                                    -----------    -----------
Cash at end of period                                                               $ 3,360,775    $ 3,874,730
                                                                                    ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
         Interest                                                                   $       915    $       694
          Taxes                                                                            --             --
Non-cash investing and financing activities:
      Common stock issued for subscribed shares                                          30,000           --


        The accompanying notes are an integral part of these condensed financial statements

                               ANTS SOFTWARE INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements are presented in accordance with the requirements for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the ANTs software inc. (the "Company") Form 10-KSB for the twelve months ended December 31, 2004, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

     The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected in the future.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

     Management has evaluated the Company's current financial position and its available resources and plans to raise additional funds through the issuance of equity securities during 2005 and possibly thereafter. Should the Company be unsuccessful in raising additional funds, it is unlikely that the Company will continue operations beyond November 30, 2005.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition - We recognize revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue
Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Revenue consists primarily of revenue earned under software license agreements and maintenance support agreements (otherwise known as post-contract customer support or "PCS").

     We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements.

     Revenue from software license arrangements, including prepaid license and maintenance support fees, is recognized when all of the following criteria are met:

     o    Persuasive evidence of an arrangement exists.

     o Delivery has occurred and there are no future deliverables except post-contract customer support ("PCS").

     o The fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due in accordance with paragraph 29 of SOP 97-2; and

     o    Collection is probable.

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

     The following table presents the calculation of basic and diluted net loss per share:


                                                                     Three Months ended
                                                                         March 31,
                                                               -------------------------------
                                                                    2005           2004
                                                               -------------------------------
                 Net loss                                       $(1,798,171)   $    (769,146)
                 Weighted average shares of common stock
                    outstanding - basic and dilutive             37,176,396       27,561,702
                                                               -------------------------------
                 Basic and diluted net loss per share           $     (0.05)   $       (0.03)
                                                               ===============================


     As of March 31, 2005 and 2004, outstanding options and warrants for the purchase of up to 15,367,888 shares of common stock at prices ranging from $0.52 to $10.50 per share, and 12,379,867 shares of common stock at prices ranging from $0.52 to $11.63 per share, respectively, were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

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

     At March 31, 2005 and 2004, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

     The following table illustrates the effect on net loss had the Company applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                   Three Months ended
                                                                        March 31,
                                                      ----------------------------------------------
                                                               2005                   2004
                                                      ----------------------------------------------
        Net loss, as reported                          $      (1,798,171)      $       (769,146)
        Less: Stock-based employee compensation
           expense determined under the fair-
           value based method                                   (271,821)              (461,660)
                                                      ----------------------------------------------
        Net loss, pro forma                            $      (2,069,992)      $    (1,230,806)
                                                      ==============================================
        Basic and diluted net loss per share:
           As reported                                 $           (0.05)                (0.03)
                                                      ==============================================
           Pro forma                                   $           (0.06)      $         (0.04)

     Employee  options  for the  purchase of up to an  aggregate  of 125,000 and

405,000 shares of common stock were granted during the three months ended March 31, 2005 and 2004, respectively. The weighted average fair value of employee options granted during the three- month periods ending March 31, 2005 and 2004 was $1.85 and $0.69 per share, respectively.

     The pro forma amounts for net loss per share in the table above were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods ended March 31, 2005 and 2004, respectively.


                                                  Three Months ended
                                                       March 31,
                                           ----------------------------------
                                                 2005              2004
                                           ----------------------------------

                Interest rate                         3.30%            3.16%
                Dividend yield                        0.00%            0.00%
                Expected volatility                    107%            123 %
                Expected life in years                 5.00             5.00

     Recent Accounting Pronouncements - In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123 and supersedes APB 25. SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) applies to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards vest, are modified, repurchased or cancelled after the effective date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

     Certain reclassifications have been made to conform the prior year financial statements to the presentation of the current period.

3.      EQUITY TRANSACTIONS

     From November 12, 2004 through January 12, 2005, the Company sold to accredited investors, through a private offering, 2,123,000 F Units at a price of one dollar ($1.00) per F Unit, with each F Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one
(1) share of common stock of the Company at a per share exercise price of two dollars ($2.00), exercisable until November 12, 2007. The gross proceeds from the offering were $2,123,000, of which $933,000 was received in January 2005. The Company issued 963,000 shares in January 2005, of which 30,000 shares had been recorded as common stock subscribed as of December 31, 2004. The Company paid cash commissions totaling $90,350 and issued 63,181 F Units to the placement agent in January 2005 in connection with this private offering. . The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     Beginning February 1, 2005, the Company offered warrant holders the right to exercise their warrants at the discounted price of $1.40 per share. As of March 31, 2005, warrants representing 2,140,283 shares had been exercised and the Company issued 1,390,997 of these shares. The Company expects to issue the remaining 749,286 shares in the second fiscal quarter of 2005. Gross proceeds were $2,996,396. The Company paid cash commissions of $109,800 in connection with the warrant exercises, $104,550 was paid during the first quarter of 2005 and $5,250 was paid in April 2005. As of March 31, 2005, net cash proceeds of the warrant exercises were $2,891,846. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     On February 25, 2005, a consultant exercised an option for 12,886 shares. The option was previously granted in lieu of cash compensation. Non-employee stock compensation expense of $3,526 related to the exercise was recognized in the first quarter of 2005. An additional $1,146 of non-employee stock compensation expense was also recognized for shares that vested during the first quarter related to an option for a continuing consultant.

     During the three months ended March 31, 2005, a total of 28,300 shares of common stock of the Company were purchased through the exercise of stock options resulting in cash proceeds to the Company of $25,416.

4.      WARRANTS AND STOCK OPTIONS

     As of March 31, 2005, the Company had outstanding warrants to purchase up to 10,355,626 shares of common stock and options to purchase up to 5,012,262 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.


                                                      Stock
                                                     Options         Warrants          Total
                                                     -------         --------          -----
      Outstanding at December 31, 2004              4,969,448      11,444,728      16,414,176
            Granted                                   125,000       1,126,181       1,251,181
            Retired/forfeited                          41,000               -          41,000
            Expired                                         -          75,000          75,000
            Exercised                                  41,186       2,140,283       2,181,469
                                                ---------------------------------------------------
      Outstanding at March 31, 2005                  5,012,262     10,355,626      15,367,888
                                                ===================================================


5.       DEFERRED REVENUES

     As of March 31, 2005, deferred revenues consisted of payments from customers in advance for software maintenance agreements. The revenues are being amortized to maintenance revenue on a straight-line basis over 12 months from the contract date.

6.       BONUSES PAYABLE

     On February 1, 2005 the Company and its Officers agreed that if the Company raised a certain amount of financing between February 1, 2005 and June 30, 2005, the Officers would be paid a bonus equal to the aggregate amount that such Officers' salaries had been reduced from October 16, 2004 and until full salaries had been restored. In March 2005, the Company raised the required financing and in April 2005 the Company restored full salaries and paid the bonuses in the aggregate amount of $199,167.

7.       SUBSEQUENT EVENTS

     On April 27, 2005, the Company entered into a lease with Bayside Plaza, a partnership, for approximately 15,600 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the "Premises"). The Company moved its principal offices to these Premises on May 2, 2005. The Premises are used for the purposes of general office use including, without limitation, hosting server operations and for software development. The lease has an initial term of three years, subject to the Company's right to extend the term of the lease for a total of six additional years. The base rent under this lease is $16,060 per month for the first year, $17,520 per month for the second year and $20,440 per month for the third year. The Company will receive abated rent for the period from May 1, 2005 to July 30, 2005. In the event that the Lease is not extended, the total obligations of the Company hereunder amount to $600,060.

     The Company expects that in the second fiscal quarter of 2005, it will incur approximately $175,000 in expenses related to moving its principal offices. Such expenses include: moving furniture and equipment, leasehold improvements to the new facility, a new telephone system, purchase of a limited amount of office furniture and writing off leasehold improvements such as electrical and facilities upgrades that could not be moved from the old offices.

     At the Company's annual meeting of stockholders held on April 5, 2005 (the "Annual Meeting"), stockholders: 1) elected Homer G. Dunn and Robert Henry Kite as Class 2 directors, 2) voted to amend the Company's 2000 Stock Option Plan (the "Plan") to increase the shares reserved under the Plan from 5,450,000 to 10,450,000 and 3) ratified the selection of Burr, Pilger & Mayer, LLP, as independent accountants for the Company for the calendar year ending December 31, 2005. On April 25, 2005 the Board of Directors granted a total of 1,204,000 stock options to all recently hired, and certain existing, employees at a per share exercise price of $2.31.

     During April 2005, the Company raised a net total of $1,963,400 as follows:
1) two investors exercised warrants for a total of 471,000 shares at a price of $1.40 per share, resulting in gross proceeds to the Company of $659,400, and net proceeds after payment of a $56,000 cash commission, of $603,400, and 2) an accredited investor purchased 850,000 units at a price of one dollar and sixty cents ($1.60) per unit (the "G Units"), with each G Unit consisting of (i) one
(1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and fifty cents ($3.50), exercisable until April 14, 2008. Net proceeds of the G Unit purchase were $1,360,000. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

     Certain statements contained in this Form 10-QSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company's business and operations, which could cause the Company's financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the ANTs technology to work properly, failure to develop commercially successful products or services from the ANTs technology, delays or failure in fundraising efforts, delays in or lack of market acceptance, failures to recruit adequate personnel, and problems with protection of intellectual property, among others. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Company that the Company's objectives or plans will be achieved. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

     The Company is engaged in the development and marketing of the ANTs Data Server, a software product that is intended to significantly improve the speed at which computers can manipulate data. The Company anticipates that, over the next twelve months its focus will be marketing its first product, supporting customers, and continued research and development.

Technology Development

     Over the next twelve months, the Company intends to continue to improve and add functionality to the ANTs Data Server. The Company has built out the basic functionality to the point where it believes that virtually all additional functionality will be driven by partner or customer demand. The Company intends to actively engage prospective partners and customers in technical discussions to determine what features are and will be most in demand for the markets the Company is targeting. The Company intends to mobilize its engineering resources around developing those features.

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

          o    Direct sales to end-users

          o Through Independent Software Vendors ("ISV") who will incorporate the ANTs Data Server with their own product which they will sell to their customers. To date, the company has signed a license agreement with one ISV, Wireless Services Corporation.

          o Through System Integrators ("SI's") and Value Added Resellers ("VARs") - companies which generally have deep expertise in certain vertical markets and who integrate the best products to develop complete solutions for their customers. To date, the company has signed agreements with three SI's and VARs: Grupo S&C, Pointe Technology Group and Computer Intelligence Group.

Raising Capital

     The Company anticipates that current cash resources will be sufficient to fund its operations through November 2005 at its expected rate of spending. To carry out its plan of operations, the Company anticipates that, over the next twelve months, it will require an additional $5 million. The Company intends to pursue a number of avenues to raise these additional operating funds: 1) in the past the Company has been successful in raising funds through private placements of its stock and anticipates that it will continue to raise funds through private placements, 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and 3) the Company has begun generating revenue and expects to continue generating revenue during the next twelve months, which should be a source of some operating funds. The Company intends to pursue all three avenues.

Personnel and Appointment of Officers

     The Company currently has 31 full-time employees. The Company views the recruitment of additional qualified personnel as essential to the development, marketing and sale of its product. Over the next 12 months, the Company expects that its personnel costs will increase moderately to substantially over current levels.

     On April 26, 2005, the Company entered into agreements terminating the Salary Agreements discussed below (the "Termination Agreements") with each of the following persons: Francis K. Ruotolo, the Company's Chairman, Boyd Pearce, the Company's President and Chief Executive Officer, Kenneth Ruotolo, the Company's Chief Financial Officer and Secretary, Clifford Hersh, the Company's Chief Scientist, Girish Mundada, the Company's Vice President of Engineering and Jeffrey R. Spirn, Ph.D., the Company's Vice President of Research and Development (each an "Officer").

     In October 2004, pursuant to salary agreements by and between the Company and each Officer dated as of October 29, 2004 (the "Salary Agreements"), each Officer's salary (the "Original Salary") was reduced to 50 percent of the Original Salary, and the Company agreed to pay each Officer a bonus, equal to the aggregate amount that such Officer's salary had been reduced, should the Company raise a certain amount of financing between October 16, 2004 and February 1, 2005.

     Effective January 1, 2005, each Officer's salary was increased to 75 percent of the Original Salary pursuant to amendment agreements by and between the Company and each Officer dated as of January 13, 2005. The Company did not raise the required financing by February 1, 2005 and no bonus was paid to the Officers.

     On February 1, 2005, the Company and the Officers agreed, pursuant to amendment agreements by and between the Company and each Officer dated as of February 1, 2005, that if the Company raised a certain amount of financing between February 1, 2005 and June 30, 2005, the Officers would be paid a bonus, equal to the aggregate amount that such Officer's salary had been reduced since October 16, 2004. In March 2005, the Company raised the required financing and in April 2005, the Company paid the bonuses in performance of its obligations under the Salary Agreements, as amended. Also in April 2005, the Company and Officers agreed to terminate the Salary Agreements and the related amendment agreements, and to restore each Officer's salary to the Original Salary.

Patents

     On July 6, 2004, the United States Patent and Trademark Office ("PTO") issued patent 6,760,726 for the ANTs System and Method of Managing Concurrent Operations on Linked Lists and on July 13, 2004, the PTO issued patent 6,763,447 for the ANTs Lock-Free List for use with Computer System Utilizing FIFO Queue for Tracking Order of Various Sublists. The Company is awaiting the PTO's response regarding six additional patent applications.

Revenues

     During the first quarter of 2005, the Company successfully closed the sale of the ANTs Data Server to two customers and invoiced an aggregate of $114,100. The Company recognized $86,767 (comprised of $86,100 in license fees and $667 in fees for maintenance and support services already performed) as revenue on the statements of operations. The remainder of the invoiced amount relates to maintenance and support services to be performed after March 31, 2005, and was recorded as deferred revenue on the balance sheets.

Operating Expenses

     Operating expenses for the quarters ending March 31, 2005 and 2004 were as follows:


                                          Operating Expenses - Three Months ended March 31,
                                                  2005                                  2004
                                                  ----                                  ----
                                                           % Change vs.
                              $ in 000's    % of Total     Prior Period       $ in 000's    % of Total
Sales and marketing              $ 575         30%             297%              $ 145         15%
Research and development           787         42%              71%                460         48%
General and administrative         526         28%              52%                347         37%
                             ----------------------------------------------------------------------------
    Total operating expenses   $ 1,888        100%              98%              $ 952        100%
                             ============================================================================


     From the first quarter of 2004 to the first quarter of 2005, the Company has shifted focus primarily from development of the ANTs Data Server to development, marketing and selling the ANTs Data Server. While overall expenses approximately doubled quarter over quarter, marketing and sales expenses have approximately tripled as the Company has geared up to sell its product.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of employee salaries and benefits (related to sales, sales support - including proof of conversions and marketing), consultant fees, travel, marketing programs (trade shows, public relations, lead generation programs), marketing and sales literature and presentations and allocation of corporate overhead.

     From the first quarter of 2004 to the same period in 2005, sales and marketing expense increased as follows: 1) a $298,000, or 290%, increase in compensation and benefits expense related to an increase from one to seven sales and sales support personnel and increased fees paid to marketing consultants; 2) an increase of $42,000, or 171%, in implementing marketing programs; 3) an increase of $24,000, or 200% in travel; and 4) an increase in allocation of general corporate overhead of $60,000, or 767%, based on the increase in the number of sales and marketing personnel, as well as an increase in total corporate overhead expenses.

     The Company expects that its marketing and sales expenses will continue to increase substantially as more marketing and sales staff are hired and more programs are implemented.

Research and Development Expenses

     Research and development ("R&D") expenses consist primarily of employee salaries and benefits, fees to consultants, depreciation on equipment and software, and allocation of corporate overhead. During the first quarter of 2004, the Company was still in the basic R&D process related to making the product viable for users. Since then, the majority of R&D efforts have been devoted to adding functionality and testing and refining the product based on feedback from customers and potential customers.

     From the first quarter of 2004 to the same period in 2005, R&D expense increased as follows: 1) an increase in compensation expense (salaries, benefits and consulting fees) of $295,000 or 78% as R&D personnel increased by 50%, from 10 to 15 people; and 2) depreciation expense increased by $18,000 or 47%, as the Company purchased approximately $344,000 of new equipment and leasehold improvements related to R&D during the 12 months ended March 31, 2005.

     The Company expects that its research and development expenses will increase moderately over the next 12 months as new engineers are hired and hardware is purchased to add functionality and test its product.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and benefits, consultant fees, legal and investor relation fees, recruiting fees, rent and insurance.

     From the first quarter of 2004 to the same period in 2005, general and administrative expense increased as follows: 1) an increase of $144,000 (or 114%) in salaries, $100,000 of which was related to payback of reduced salary, and $37,500 of which was attributable to the addition of the Company's President and CEO; and 2) an increase of $30,000 for medical insurance expenses due to an increase in rates as well as an increase in the number of people covered under the plan.

     The Company expects that, over the next 12 months, its general and administrative expenses will increase moderately as the Company expands.

     The majority of the Company's operating expenses and costs over the next 12 months are expected to relate to marketing and selling the ANTs Data Server, continuing technical development, and supporting customers.

Other Income (Expense), Net

     Other income (expense), net, decreased by $179,400, or 98%, from 2004 to 2005 due to the following: 1) in 2004, the Company recognized $310,943 in other income related to the expiration of a contract with Net Soft Systems, Inc., 2) in 2004, a note receivable to a former officer in the amount of $45,000 was written off, and 3) $86,600 in interest expense related to two convertible promissory notes was recognized in 2004. Since these notes were converted to stock in July 2004, there was no corresponding expense in 2005.

Off-Balance Sheet Arrangements

     During 2003, the Company entered into an operating lease for certain computer equipment used in the Company's development lab. The total original lease obligation was $9,155 and is payable in monthly installments of $254 over a three-year period. The outstanding lease obligation is not reported on the balance sheet, as title to the equipment remains with the lessor until the Company pays the total obligation and a buyout fee. As of March 31, 2005, the total outstanding obligation was $4,833. Should the Company default in its lease obligation, the lessor could choose to repossess the computer equipment. Should the lessor do so, it would not have a material effect on the Company's ability to maintain normal business operations.

     On April 27, 2005, the Company entered into a lease with Bayside Plaza, a partnership, for approximately 15,600 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the "Premises"). The Company moved its principal offices to these Premises on May 2, 2005.The Premises are used for the purposes of general office use including, without limitation, hosting server operations and for software development. The lease has an initial term of three years, subject to the Company's right to extend the term of the lease for a total of six additional years. The base rent under this lease is $16,060 per month for the first year, $17,520 per month for the second year and $20,440 per month for the third year. The Company will receive abated rent for the period from May 1, 2005 to July 30, 2005. In the event that the Lease is not extended, the total obligations of the Company there under amount to $600,060.

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

     The Company believes the following represents its critical accounting policies:

     o    Revenue recognition

     o    Stock-based compensation

     o    Income taxes

     Revenue Recognition - We recognize revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue
Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Revenue consists primarily of revenue earned under software license agreements and maintenance support agreements (otherwise known as post-contract customer support or "PCS").

     We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements.

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

Capital and Liquidity Resources

     The Company's cash balance as of March 31, 2005 was approximately $3.4 million and with subsequent financings, the cash balance as of the date of this report, was approximately $4.4 million, which the Company believes will be adequate to fund its activities through November 2005 at its expected rate of spending. The Company is involved in discussions from time to time with prospective investors in order to raise capital to support its continued operations and although it has consistently raised capital, there can be no assurance that it will raise capital on acceptable terms, or at all. Over the next twelve months, if sufficiently funded, the Company intends to increase expenditures moderately to substantially as it actively markets and sells the ANTs Data Server and hires additional sales, marketing, and technical personnel. There can be no assurance that the Company's continued product development and infrastructure development will not require a much higher rate of spending.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

     From November 12, 2004 through January 12, 2005, the Company sold to accredited investors, through a private offering, 2,123,000 F Units at a price of one dollar ($1.00) per F Unit, with each F Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one
(1) share of common stock of the Company at a per share exercise price of two dollars ($2.00), exercisable until November 12, 2007. The gross proceeds from the offering were $2,123,000, of which $933,000 was received in January 2005. The Company issued 963,000 shares in January 2005, of which 30,000 shares had been recorded as common stock subscribed as of December 31, 2004. The Company paid cash commissions totaling $90,350 and issued 63,181 F Units to the placement agent in January 2005 in connection with this private offering. . The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     Beginning February 1, 2005, the Company offered warrant holders the right to exercise their warrants at the discounted price of $1.40 per share. As of March 31, 2005, warrants representing 2,140,283 shares had been exercised and the Company issued 1,390,997 of these shares. The Company expects to issue the remaining 749,286 shares in the second fiscal quarter of 2005. Gross proceeds were $2,996,396. The Company paid cash commissions of $109,800 in connection with the warrant exercises, $104,550 was paid during the first quarter of 2005 and $5,250 was paid in April 2005. As of March 31, 2005, net cash proceeds of the warrant exercises were $2,891,846. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     During April 2005, the Company raised a net total of $1,963,400 as follows:
1) two investors exercised warrants for a total of 471,000 shares at a price of $1.40 per share, resulting in gross proceeds to the Company of $659,400, and net proceeds after payment of a $56,000 cash commission, of $603,400, and 2) an accredited investor purchased 850,000 units at a price of one dollar and sixty cents ($1.60) per unit (the "G Units"), with each G Unit consisting of (i) one
(1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and fifty cents ($3.50), exercisable until April 14, 2008. Net proceeds of the G Unit purchase were $1,360,000. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS

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

     10.6 Salary Agreement between the Company and Jeffrey R. Spirn, PhD, as listed in Exhibit 10.5 to the Company's Form 8-K filed on November 1, 2004, is hereby incorporated by reference.

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

(b) Reports on Form 8-K

     During the fiscal quarter covered by this report, the Company filed the following reports on Form 8-K: (i) On January 6, 2005, the Company disclosed that it entered into an Indemnification Agreement with Robert Henry Kite, the Company's newly appointed director, (ii) on January 18, 2005, the Company announced that it raised $2,032,650, net, in a private offering, (iii) on January 19, 2005, the Company disclosed that it entered into Amendment Agreements with six Officers, whereby (a) their salary was increased to 75% of their Original Salary, effective January 1, 2005, and (b) in the event the Company raised $2.5 million (net of commissions) between November 1, 2004 and February 2005, each Officer would be paid a bonus equal to his foregone salary from October 16, 2004 through the date of payment of such bonus, (iv) on January 20, 2005, the Company announced that it had issued a press release announcing that Grupo S&C had licensed the ANTs Data Server, (v) on January 31, 2005 the Company announced: (a) that it entered into an agreement with Francis K. Ruotolo to terminate a Separation Agreement by and between them, dated January 8, 2001,
(b) the resignation of Francis K. Ruotolo as Chief Executive Officer, effective February 1, 2005, (c) the appointment of Boyd Pearce as Chief Executive Officer, effective February 1, 2005, (d) the resignation of Boyd Pearce as Chief Operating Officer effective February 1, 2005 and (e) a shareholder letter from Francis K. Ruotolo the Company's then-current Chief Executive Officer, (vi) on February 4, 2005, the Company announced that it had entered into Amendment Agreements with six Officers providing that, if the Company raised a certain amount of financing between February 1, 2005 and June 30, 2005, the Officers would be paid a bonus equal to the aggregate amount that such Officers' salaries had been reduced since October 16, 2004 until the date of payment of such bonus, and (vii) on February 16, 2004, the Company issued a Shareholder Letter from Boyd Pearce, President and Chief Executive Officer.

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

     A failure to obtain additional financing could prevent the Company from executing its business plan. A failure to raise additional funding could prevent the Company from continuing its business after November 2005. The Company anticipates that current cash resources will be sufficient to fund its operations only through November 2005 at its expected rate of spending. The Company believes that, due to an uncertain investment climate, securing additional sources of financing to enable it to complete the development and commercialization of its proprietary technologies is uncertain and there is no assurance of its ability to secure such financing. A failure to obtain additional funding could prevent the Company from making expenditures that are needed to pay current obligations, allow it to hire additional personnel, continue development of the technology or attract customers who are concerned about its ability to continue operations. If the Company raises additional funds by selling equity securities, the relative equity ownership of its existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If the Company raises additional funds through debt financing, it could incur significant borrowing costs.

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

     The Company focuses on the research and development of its proprietary technologies and the marketing and sale of its first product. The Company's present focus is on the development, marketing and sale of its first product. The Company believes that it has developed a highly marketable commercial product. However, there can be no assurance of this, and it is possible that the Company's product will only have minimal commercial benefit or potential. In addition, from the Company's inception to the present, it has not recognized any substantial operating revenues.

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

     The Company depends on its key personnel and may have difficulty attracting and retaining the skilled staff it needs to execute its growth plans. The Company's success will be dependent largely upon the personal efforts of its Chief Executive Officer, Boyd Pearce and its Chairman, Francis K. Ruotolo, as well as other senior managers. The loss of key staff could have a material adverse effect on the Company's business and prospects. To execute its plans, the Company will need to hire additional staff and retain current employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. The Company may not be successful in attracting or retaining such qualified personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. If the Company is unable to hire, train and manage new skilled and experienced employees as needed, it would be unable to support its planned growth and future operations.

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

     Future profitability is not guaranteed. The Company has not recognized any substantial operating revenues to date. There is no assurance that the Company's plans will be realized, that it will be able to generate revenues or that it will achieve profitability in the future.

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


                                       ANTs software inc.


Date:   May 16, 2005                   By:/s/ Boyd Pearce
                                          ---------------
                                          Boyd Pearce, President,
                                          Chief Executive Officer and Director


Date:   May 16, 2005                   By:/s/ Kenneth Ruotolo
                                          -------------------
                                          Kenneth Ruotolo
                                          Chief Financial Officer and Secretary