Form 10QSB
period 2005-06-30
ANTS SOFTWARE INC
filed 2005-08-08
CIK 796655

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

                  For the quarterly period ended: June 30, 2005

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________________ to __________

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

              40,904,121 shares of common stock as of June 30, 2005

     Transitional Small Business Disclosure Format:  Yes [  ]    No [X]

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------



                          PART I. Financial Information

Item 1.  Financial Statements ..............................................3-10
Item 2.  Management's Discussion and Analysis  ............................10-17
Item 3.  Controls and Procedures  ............................................17

                           PART II. Other Information

Item 1. Legal Proceedings  ................................................17-18
Item 2. Unregistered Sales of Equity Securities ..............................18
Item 3. Defaults Upon Senior Securities.......................................18
Item 4. Submission of Matters to a Vote of Security Holders................18-19
Item 5. Other Information.....................................................19
Item 6. Exhibits...........................................................19-20
Risk Factors...............................................................20-22
Signatures.................................................................22-23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               ANTS SOFTWARE INC.
                            CONDENSED BALANCE SHEETS
                                  -------------

                                                                                    June 30,          December 31,
                                                                                      2005                2004
                                    ASSETS                                        (Unaudited)           (Audited)
                                                                                  ------------         -----------
Current assets:
  Cash                                                                               $  4,744,608      $ 1,448,724
  Accounts receivable                                                                     181,500                -
  Prepaid insurance                                                                        86,250           21,375
  Prepaid expenses                                                                         46,900           65,292
                                                                                     ------------      -----------
        Total current assets                                                            5,059,258        1,535,391
                                                                                     ------------      -----------

Computers and software                                                                  1,161,718          949,046
Office furniture, fixtures and equipment                                                   59,537           29,386
Leasehold improvements                                                                     39,792           16,675
   Less accumulated depreciation                                                         (789,975)        (670,982)
                                                                                     ------------      -----------
        Property and equipment, net                                                       471,072          324,125
                                                                                     ------------      -----------
Other assets - security deposits                                                           34,702            9,100
                                                                                     ------------      -----------
        Total assets                                                                 $  5,565,032      $ 1,868,616
                                                                                     ============      ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                               $   471,368       $  333,916
  Deferred revenues                                                                        58,333                -
  Capital lease payable, current portion                                                    3,757            4,871
                                                                                     ------------      -----------
        Total current liabilities                                                         533,458          338,787
                                                                                     ------------      -----------
Long-term liabilities:
  Capital lease payable                                                                         -              648
                                                                                     ------------      -----------
        Total liabilities                                                                 533,458          339,435
                                                                                     ------------      -----------
Commitment and contingencies

Stockholders' equity:
  Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
    no shares issued and outstanding, respectively                                              -                -
  Common stock, $0.0001 par value; 100,000,000 shares authorized;
    40,904,121 and 35,298,817 shares issued and outstanding, respectively                   4,091            3,530
  Common stock subscribed, not issued                                                           -           30,000
  Additional paid-in capital                                                           43,663,012       36,316,987
  Accumulated deficit                                                                 (38,635,529)     (34,821,336)
                                                                                     ------------      -----------
        Total stockholders' equity                                                      5,031,574        1,529,181
                                                                                     ------------      -----------
Total liabilities and stockholders' equity                                           $  5,565,032      $ 1,868,616
                                                                                     ============      ===========


 The accompanying notes are an integral part of these condensed financial statements.


                               ANTS SOFTWARE INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                 --------------

                                                           Three Months ended June 30,                 Six Months ended June 30,
                                                        2005                     2004                 2005                2004
                                                    (Unaudited)              (Unaudited)           (Unaudited)        (Unaudited)
                                                    -----------              -----------           -----------       -----------

Revenues:
  Licenses                                              $    108,000           $      -          $     194,100          $      -
  Maintenance                                                  7,000                  -                  7,667                 -
  Professional services                                       19,500                  -                 19,500                 -
                                                       -------------       ------------         --------------      ------------
        Total revenues                                       134,500                  -                221,267                 -

Expenses:
  Sales and marketing                                        855,176            312,287              1,430,535           457,557
  Research and development                                   796,093            577,501              1,583,182         1,037,452
  General and administrative                                 460,489            409,511                986,092           755,918
                                                       -------------       ------------         --------------      ------------
        Total expenses                                     2,111,758          1,299,299              3,999,809         2,250,927
                                                       -------------       ------------         --------------      ------------
        Loss from operations                              (1,977,258)        (1,299,299)            (3,778,542)       (2,250,927)
                                                       -------------       ------------         --------------      ------------

Other income (expense):
  Income earned from expired contract                              -                  -                      -           310,943
  Interest income                                              6,033              7,063                  8,561             9,146
  Gain on legal settlement                                     1,000              1,500                  2,500             3,500
  Write off note receivable from
        former officer                                             -                  -                      -           (45,000)
  Disposal of assets related to office move, net             (45,012)                 -                (45,012)                -
  Interest expense                                              (785)           (41,087)                (1,700)         (128,631)
                                                       -------------       ------------         --------------      ------------
        Other income, net                                    (38,764)           (32,524)               (35,651)          149,958
                                                       -------------       ------------         --------------      ------------
        Net loss                                      $   (2,016,022)      $ (1,331,823)        $   (3,814,193)     $ (2,100,969)
                                                       =============       ============         ==============      ============

Basic and diluted net loss per common share           $        (0.05)      $      (0.04)        $        (0.10)     $      (0.07)
                                                       =============       ============         ==============      ============

Shares used in computing basic and diluted
  net loss per share                                      39,535,096         32,311,854             38,362,261        30,274,355
                                                       =============       ============         ==============      ============



 The accompanying notes are an integral part of these condensed financial statements.

                               ANTS SOFTWARE INC.
                            STATEMENTS OF CASH FLOWS
                                  ------------

                                                                                        Six Months ended June 30,
                                                                                           2005                 2004
                                                                                       (Unaudited)          (Unaudited)
                                                                                 ---------------------  ------------------
Cash flows from operating activities:
  Net loss                                                                            $    (3,814,193)      $  (2,100,969)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                              128,968              88,769
    Amortization of rent for new office facilities                                             33,336                   -
    Amortization of debt discount and beneficial conversion feature                                 -             127,238
    Compensation expense recognized on options granted to non-employees                        14,349              29,498
    Write-off of note receivable to officer for stock purchases                                     -              45,000
    Disposal of leasehold improvements at old office facilities, net                           36,194                   -
    Write-off of unrecoverable security deposits related to old office facilities               8,818                   -

  Changes in operating assets and liabilities:
    Prepaid insurance and expenses                                                            (46,483)            (33,841)
    Accounts receivable                                                                      (181,500)                  -
    Other assets - deposits on new office facilities                                          (34,420)
    Accounts payable and other accrued expenses                                               104,117              13,374
    Deferred salaries                                                                               -            (340,505)
    Deferred revenues                                                                          58,333            (310,943)
                                                                                        -------------         -----------
        Net cash used in operating activities                                              (3,692,481)         (2,482,379)
                                                                                        -------------         -----------

Cash flows used in investing activities:
    Purchases of office furniture, fixtures and equipment                                    (312,109)           (134,333)

Cash flows from financing activities:
  Proceeds from private placements, net of commissions                                      3,409,650           4,443,279
  Proceeds from exercise of options                                                           150,590             303,190
  Proceeds from exercise of warrants, net of commissions                                    3,741,996                   -
  Payments on capital lease obligations                                                        (1,762)             (2,247)
                                                                                        -------------         -----------

        Net cash provided by financing activities                                           7,300,474           4,744,222
                                                                                        -------------         -----------
Net increase (decrease) in cash                                                             3,295,884           2,127,510
                                                                                        -------------         -----------

Cash at beginning of period                                                                 1,448,724             541,725
                                                                                        -------------         -----------
Cash at end of period                                                                 $     4,744,608       $   2,669,235
                                                                                        =============         ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                                      $         1,700       $       1,146
        Taxes                                                                                       -                   -

Non-cash investing and financing activities:
     Common stock issued for subscribed shares                                        $        30,000       $           -

 The accompanying notes are an integral part of these condensed financial statements.

                               ANTS SOFTWARE INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements are presented in accordance with the requirements for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the ANTs software inc. (the "Company") Form 10-KSB for the twelve months ended December 31, 2004, for additional disclosures, including a summary of the Company's accounting policies, which have not significantly changed.

         The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected in the future.

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

         Management has evaluated the Company's current financial position and its available resources and plans to raise additional funds through the issuance of equity securities during 2005 and possibly thereafter. Should the Company be unsuccessful in raising additional funds, it is unlikely that the Company will continue operations beyond January 31, 2006.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Revenue Recognition - We recognize revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Revenue consists primarily of revenue earned under agreements for software licenses, maintenance and support (otherwise known as post-contract customer support or "PCS"), and professional services.

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

         Revenue from software license arrangements, which comprise prepaid license and maintenance and support fees, is recognized when all of the following criteria are met:

         o        Persuasive evidence of an arrangement exists.

         o Delivery has occurred and there are no future deliverables except post-contract customer support ("PCS").

         o The fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due in accordance with paragraph 29 of SOP 97-2.

         o        Collection is probable.

Revenue from professional fees, consisting primarily of consulting services, is recognized as services are provided and the revenues are earned.

         Basic And Diluted Net Loss Per Share - Basic net loss per share is calculated in accordance with FASB 128 using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

         The following table presents the calculation of basic and diluted net loss per share:


                                               Three Months ended June 30,         Six Months ended June 30,
                                            ---------------------------------- ----------------------------------

                                                  2005             2004             2005             2004
                                            ---------------------------------- ----------------------------------

Net loss                                     $ (2,016,022)     $ (1,331,823)     $(3,814,193)    $  (2,100,969)
Weighted average shares of common stock
   outstanding - basic and dilutive            39,535,096        32,311,854       38,362,261        30,274,355
                                               ----------        ----------       ----------        ----------
Basic and diluted net loss per share         $      (0.05)     $      (0.04)     $     (0.10)    $       (0.07)
                                               ==========        ==========       ==========        ==========

         As of June 30, 2005 and 2004, outstanding options and warrants for the purchase of up to 18,302,202 shares of common stock at prices ranging from $0.52 to $10.50 per share, and 13,474,330 shares of common stock at prices ranging from $0.52 to $11.63 per share, respectively, were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

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

         At June 30, 2005 and 2004, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations.

           The following table illustrates the effect on net loss had the Company applied the fair value recognition provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                 Three Months ended June 30,            Six Months ended June 30,
                                              -----------------------------------  ------------------------------------
                                                    2005              2004               2005              2004
                                              -----------------------------------  ------------------------------------

Net loss, as reported                          $  (2,016,022)    $ (1,331,823)      $ (3,814,193)     $ (2,100,969)
Less: Stock-based employee compensation
   expense determined under the fair-
   value based method                               (568,097)        (218,523)          (839,918)         (680,183)
                                               -------------     ------------       ------------      ------------
Net loss, pro forma                            $  (2,584,119)    $ (1,550,346)      $ (4,654,111)     $ (2,781,152)
                                               =============     ============       ============      ============

Basic and diluted net loss per share:
   As reported                                 $       (0.05)    $      (0.04)      $      (0.10)     $      (0.07)
                                               =============     ============       ============      ============
   Pro forma                                   $       (0.07)    $      (0.05)      $      (0.12)     $      (0.09)
                                               =============     ============       ============      ============

         Employee options for the purchase of up to an aggregate of 2,249,000 and 335,000 shares of common stock were granted during the three months ended June 30, 2005 and 2004, respectively. The weighted average fair value of employee options granted during the three-month periods ending June 30, 2005 and 2004 was $2.15 and $1.64 per share, respectively.

Employee options for the purchase of up to 2,374,000 and 740,000 shares of common stock were granted during the six-month periods ended June 30, 2005 and 2004, respectively. The weighted average fair value of employee options granted during those six-month periods was $2.13 and $1.12 per share, respectively.

         The pro forma amounts for net loss per share in the table above were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and six month periods ended June 30, 2005 and 2004, respectively.


                          Three Months ended June 30,      Six Months ended June 30,
                         -------------------------------  -----------------------------
                              2005            2004            2005          2004
                         -------------------------------  -----------------------------

Interest rate                      4.14%          3.22%          4.10%          3.19%
Dividend yield                     0.00%          0.00%          0.00%          0.00%
Expected volatility              127.53%        126.00%        126.45%        124.46%
Expected life in years             5.00           5.00           5.00           5.00

         Recent Accounting Pronouncements - In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123 and supersedes APB 25. SFAS 123(R) is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) applies to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards vest, are modified, repurchased or cancelled after the effective date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

         In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

         Certain reclassifications have been made to conform the prior year financial statements to the presentation of the current period.

3.       EQUITY TRANSACTIONS

         From November 12, 2004 through January 12, 2005, the Company sold to accredited investors, through a private offering, 2,123,000 F Units at a price of one dollar ($1.00) per F Unit, with each F Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one
(1) share of common stock of the Company at a per share exercise price of two dollars ($2.00), exercisable until November 12, 2007. The gross proceeds from the offering were $2,123,000, of which $933,000 was received in January 2005. The Company issued 963,000 shares in January 2005, including 30,000 shares that had been recorded as common stock subscribed as of December 31, 2004. The Company paid cash commissions totaling $90,350 and issued 63,181 F Units to the placement agent in January 2005 in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         From February 1, 2005 through March 31, 2005, the Company offered all shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.40 per share. A total of 2,140,283 warrants was exercised, resulting in gross proceeds to the Company of $2,996,396. The Company paid cash commissions of $109,800 in connection with these warrant exercises in March and April of 2005. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         On February 25, 2005, a prior consultant exercised an option for 12,886 shares, generating cash proceeds to the Company of $24,999. The option was previously granted in lieu of cash compensation. Non-employee stock compensation expense of $3,526 related to the exercise was recognized during the six months ended June 30, 2005.

         From April 14, 2005 through May 31, 2005, the Company offered certain shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.40 per share. A total of 671,000 warrants was exercised, resulting in gross proceeds to the Company of $939,400. The Company paid cash commissions of $84,000 in connection with these warrant exercises in May 2005. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         From April 14, 2005 through June 30, 2005, the Company sold to accredited investors, through a private offering, 1,651,250 G Units at a price of one dollar and sixty cents ($1.60) per G Unit, with each G Unit consisting of
(i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and fifty cents ($3.50), exercisable until April 14, 2008. The gross proceeds from the offering were $2,642,000. The Company paid cash commissions of $75,000, and will issue 29,829 G Units to the placement agent in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         In January 2005 a sales consultant's contract terminated, and as part of the termination agreement, the Company agreed to extend the period for exercising certain stock options from the standard 90 days allowed under the 2002 Stock Option Plan to one year. On May 1, 2005, the Company recognized non-employee stock compensation expense of $30,130 related to the extension.

         During the six months ended June 30, 2005, $5,692 in non-employee stock compensation expense was recognized related to the vesting of options held by continuing consultants.

         During the six months ended June 30, 2005, a total of 103,704 shares of common stock of the Company was purchased through the exercise of stock options, resulting in cash proceeds to the Company of $125,591.

4.       WARRANTS AND STOCK OPTIONS

         As of June 30, 2005, the Company had outstanding warrants to purchase up to 11,271,876 shares of common stock and options to purchase up to 7,030,326 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                       Stock
                                                       Options            Warrants             Total
                                                       -------            --------             -----
       Balance, December 31, 2004                     4,969,448          11,444,728          16,414,176
                Granted                               2,374,000           2,777,431           5,151,431
                Exercised                               116,590           2,811,283           2,927,873
                Retired/forfeited                       196,532                   -             196,532
                Expired                                       -             139,000             139,000
                                           ------------------------------------------------------------
       Balance, June 30, 2005                         7,030,326          11,271,876          18,302,202
                                           ============================================================

         As of June 30, 2005, 2,858,415 options remained available for future grants in the option reserve.

5.       DEFERRED REVENUES

         As of June 30, 2005, deferred revenues consisted of both payments from customers in advance for one-year software maintenance under perpetual licenses, and for the license and maintenance fees for three-year arrangements for which the license and maintenance support fees were not individually identified and priced. The revenues are being amortized ratably to revenue over the applicable periods.

6.        COMMITMENTS AND CONTINGENCIES

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

         The Company is recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases". The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This results in monthly rental expense of $16,668. During the quarter and six months ended June 30, 2005, the Company recognized a total of $33,336 in rental expense for this lease.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         The Company is engaged in the development and marketing of the ANTs Data Server, a software product that is intended to significantly improve the speed at which computers can manipulate data. The Company anticipates that, over the next twelve months its focus will be on marketing, supporting customers, and continued research and development.

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

         o        Execute a "compatible with," strategy for RDBMS's such as:
                  Oracle, IBM's DB2, and Microsoft's SQL Server.

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

During the six-month period ending June 30, 2005, the majority of invoiced sales have come through sales to ISV's and the remainder through direct sales to end-user customers.

Raising Capital
---------------

         The Company anticipates that current cash resources will be sufficient to fund its operations through January 31, 2006 at its expected rate of spending. To carry out its plan of operations, the Company anticipates that, over the next twelve months, it will require an additional $5 million. The Company intends to pursue a number of avenues to raise these additional operating funds: 1) in the past the Company has been successful in raising funds through private placements of its stock and warrants and anticipates that it will continue to raise funds through private placements, 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and 3) the Company has begun generating revenue and expects to continue generating revenue during the next twelve months and, if successful, this should be a source of some operating funds. The Company intends to pursue all three avenues.

Personnel and Appointment of Officers
-------------------------------------

         The Company currently has 42 full-time equivalent employees, comprising 35 full-time employees and 7 contractors. The Company views the recruitment of additional qualified marketing, sales, and technical personnel as essential to the further development and commercialization of its proprietary technologies. If the Company is sufficiently funded and is successful in its recruitment efforts, the Company expects that its personnel and other operating costs will increase moderately to substantially over current levels.

         As previously reported by the Company on Form 8-K filed on June 15, 2005, the Company appointed Mr. Joseph Kozak as President of the Company effective June 10, 2005. Also on June 10, 2005, Mr. Boyd Pearce resigned as President of the Company and remains Chief Executive Officer.

         On April 26, 2005, the Company entered into agreements terminating the Salary Agreements discussed below (the "Termination Agreements") with each of the following persons: Francis K. Ruotolo, the Company's Chairman, Boyd Pearce, the Company's Chief Executive Officer, Kenneth Ruotolo, the Company's Chief Financial Officer and Secretary, Clifford Hersh, the Company's Chief Scientist, Girish Mundada, the Company's Vice President of Engineering and Jeffrey R. Spirn, Ph.D., the Company's Vice President of Research and Development (each an "Officer").


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

         Effective January 1, 2005, each Officer's salary was increased to 75 percent of the Original Salary pursuant to amendment agreements by and between the Company and each Officer dated as of January 13, 2005. The Company did not raise the required financing by February 1, 2005 and no bonus was paid to the Officers at that time.

         On February 1, 2005, the Company and the Officers agreed, pursuant to amendment agreements by and between the Company and each Officer dated as of February 1, 2005, that if the Company raised a certain amount of financing between February 1, 2005 and June 30, 2005, the Officers would be paid a bonus, equal to the aggregate amount that such Officer's salary had been reduced since October 16, 2004. In March 2005, the Company raised the required financing and in April 2005, the Company paid the contingent bonuses in performance of its obligations under the Salary Agreements, as amended. Also in April 2005, the Company and Officers agreed to terminate the Salary Agreements and the related amendment agreements, and to restore each Officer's salary to the Original Salary, effective April 1, 2005.

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

Results of Operations
---------------------

         The results of operations for the three and six month periods ending June 30, 2005 and 2004 are summarized in the table below.

                                       Summary of Statements of Operations
                              ------------------------------------------------------
                                                     ($ in 000's)
                               For Three Months ending June 30, For Six Months ending June 30,
                              ------------------------------- -------------------------------
                                    2005       2004 % Change        2005       2004  % Change
                                    ----       ---- --------        ----       ----- --------


Revenues                      $      135    $     -      N/A  $      222   $      -      N/A
Operating expenses                 2,112      1,299       63%      4,000      2,251       78%
                                  ------     ------       --      ------     ------       --
   Loss from operations           (1,977)    (1,299)      52%     (3,778)    (2,251)      68%

Other income (expense), net          (39)       (33)      18%        (36)       150     -124%
                              ----------    -------       --  ----------  ---------       --
   Net loss                   $   (2,016)   $(1,332)      51% $   (3,814) $  (2,101)      82%
                              ==========    =======       ==  ==========  =========       ==

Net loss per share -
   basic and diluted          $    (0.05)   $ (0.04)      25% $    (0.10) $   (0.07)      43%
                              ==========    =======       ==  ==========  =========       ==

Shares used in computing basic
 and diluted net loss per share
    (in 000's)                    39,535     32,312       22%     38,362     30,274       27%
                              ==========    =======       ==  ==========  =========       ==


Revenues
--------

         During the first six months of 2005, the Company invoiced an aggregate of $279,600, comprising $260,100 related to the license of the ANTs Data Server and related one-year maintenance and support agreements, and $19,500 related to professional services. Of the total invoiced amount related to the ANTs Data Server, the Company recognized license fee revenue of $194,100 in the statements of operations during the six months ended June 30, 2005, and deferred revenue of $66,000 related to one-year support and maintenance contracts sold with the license fees on the balance sheet. The Company earned $7,667 of the total deferred revenue in the six months ended June 30, 2005, leaving a total of $58,333 in deferred revenue as of June 30, 2005. The deferred revenues are being amortized ratably over the twelve-month period from the contract dates. The professional services fees were earned and recognized as revenue during the fiscal period ending June 30, 2005.

Operating Expenses
------------------

         Operating expenses for the three and six month fiscal periods ending June 30, 2005 and 2004 were as follows:

                                               Operating Expenses - Three Months ended June 30,
                                                        2005                              2004
                                                        ----                              ----
                                                                 % Change vs.
                                       $ in 000's  % of Total    Prior Period    $ in 000's  % of Total
                                       ----------  ----------    ------------    ----------  ----------


Sales and marketing                    $      855         40%            174%    $      312         24%

Research and development                      796         38%             38%           577         44%

General and administrative                    461         22%             12%           410         32%
                                      -----------------------------------------------------------------
              Total operating expenses $   (2,112)       100%             63%    $   (1,299)       100%
                                      =================================================================


                                                Operating Expenses - Six Months ended June 30,
                                                        2005                              2004
                                                        ----                              ----
                                                                 % Change vs.
                                       $ in 000's  % of Total    Prior Period    $ in 000's  % of Total
                                       ----------  ----------    ------------    ----------  ----------


Sales and marketing                    $    1,431         36%            212%    $      458         20%

Research and development                    1,583         40%             53%         1,037         46%

General and administrative                    986         24%             30%           756         34%
                                      -----------------------------------------------------------------
              Total operating expenses $   (4,000)       100%             78%    $   (2,251)       100%
                                      =================================================================

         During the first six months of 2004, the Company was just beginning its transition from focusing primarily on basic research and development ("R&D"), to focusing heavily on sales and marketing, supported by ongoing R&D. During the three-month and six-month periods ending June 30, 2005, the Company's marketing activities expanded dramatically, both as compared to the same periods in 2004, and as compared to the growth in R&D and general and administrative ("G&A") activities over the same periods.

Sales and Marketing Expenses
----------------------------

         Sales and marketing ("S&M") expenses consist primarily of employee salaries and benefits, consultants' fees, travel, marketing programs (trade shows, public relations, lead generation programs), marketing and sales literature and presentations, and allocation of corporate overhead.

         Total S&M expenses increased by $543 thousand, or 174%, for the three-month period ending June 30, 2005 as compared to the same period in 2004. Total S&M expenses comprised 40% and 24% of total operating expenses for the three months ended June 30, 2005 and 2004, respectively.

         From the second quarter of 2004 to the same period in 2005, total S&M expenses increased primarily due to the following: 1) a $341 thousand, or 200%, increase in total compensation and benefits expense related to: a) an increase from an average of four sales and sales support staff (including full-time consultants) in 2004 to an average of eleven staff (including full-time consultants) in 2005, b) bonuses of $58.7 thousand paid to sales staff pursuant to their 2005 sales plans (the ratio of sales bonuses to total sales in 2005 is not necessarily indicative of the level of bonuses that will be paid in the future) as compared to zero paid in 2004 and c) recruiting fees of $12 thousand in 2005 as compared to zero in 2004; 2) an increase of $95.6 thousand, or 131%, in total direct sales and marketing expense (public relations programs, trade shows and other events, and lead generation, among others); 3) an increase of $27 thousand, or 61%, in sales and marketing related travel; and 4) an increase in allocation of general corporate overhead of $78 thousand, or 346%, based both on the increase in the number of sales and marketing personnel, and an increase in total corporate overhead expenses.

         For the six months ending June 30, 2005, total S&M expenses increased by $973 thousand, or 212%, as compared to the same period in 2004. Total S&M expenses comprised 36% and 20% of total operating expenses for the six months ended June 30, 2005 and 2004, respectively.

         For the six-month period ending June 30, 2005 as compared to the same period in 2004, total S&M expenses increased primarily due to the following: 1) a $646 thousand, or 237%, increase in total compensation and benefits expense related to: a) an increase from an average of three sales and sales support staff (including full-time consultants) in 2004 to an average of nine staff (including full-time consultants) in 2005, b) bonuses of $114 thousand paid to sales staff pursuant to their 2005 sales plans (the ratio of sales bonuses to total sales in 2005 is not necessarily indicative of the level of bonuses that will be paid in the future) as compared to zero paid in 2004 and c) recruiting fees of $21 thousand in 2005 as compared to zero in 2004; 2) an increase of $127.7 thousand, or 129%, in total direct sales and marketing expense (public relations programs, trade shows and other events, and lead generation, among others); 3) an increase of $51 thousand, or 90%, in sales and marketing related travel; and 4) an increase in allocation of general corporate overhead of $134 thousand, or 377%, based both on the increase in the number of sales and marketing personnel, and an increase in total corporate overhead expenses.

         The Company expects that, if sufficiently funded, its marketing and sales expenses will continue to increase substantially as more marketing and sales personnel are hired and more programs are implemented.

Research and Development Expenses
---------------------------------

         Research and development ("R&D") expenses consist primarily of employee salaries and benefits, fees to consultants, depreciation on equipment and software, and allocation of corporate overhead. During the second quarter of 2004, the Company's activities were still primarily focused on the basic R&D process related to developing, and rendering the product viable for potential users. Since 2004, R&D has become more and more focused on supporting S&M activities, primarily through adding functionalities, testing and refining the product based on feedback from customers and potential customers, and doing customer conversions to the ANTs Data Server.

         Total R&D expenses increased by $219 thousand, or 38%, for the three-month period ending June 30, 2005 as compared to the same period in 2004. Total R&D expenses comprised 38% and 44% of total operating expenses for the three months ended June 30, 2005 and 2004, respectively.

         Increased R&D expenses for the three months ending June 30, 2005 as compared to the same period in 2004 resulted primarily from: 1) an increase in total compensation and benefits expense of $194 thousand, or 41%, as the average number of R&D staff increased from 14 in 2004 to 17 in 2005, and modest raises and bonuses were given to the staff in April 2005 in recognition of their dedicated efforts over the years; and 2) an increase in depreciation expense of $15 thousand, or 38%, as the Company purchased approximately $275 thousand in new equipment and leasehold improvements related to R&D during the 12 months ended June 30, 2005.

         From the first six months of 2004 to the same period in 2005, total R&D expense increased by $546 thousand or 53%. Total R&D expenses comprised 40% and 46% of total operating expenses for the six months ended June 30, 2005 and 2004, respectively.

         Increased R&D expenses for the six months ending June 30, 2005 period as compared to the same period in 2004 period resulted primarily from: 1) an increase in total compensation and benefits expense of $489 thousand, or 58%, as the average number of R&D staff increased from 13 in 2004 to 15 in 2005, and modest raises and bonuses were given to the staff in April 2005, in recognition of their dedicated efforts over the years; and 2) an increase in depreciation expense of $33.7 thousand, or 42%, as the Company purchased approximately $275 thousand in new equipment and leasehold improvements related to R&D during the 12 months ended June 30, 2005.

         The Company expects that, if sufficiently funded, its research and development expenses will increase moderately over the next twelve months as additional staff is recruited, and additional hardware is purchased, to support sales and marketing needs.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses ("G&A") comprise primarily employee salaries and benefits, professional fees (legal, accounting, investor relations, and recruiting), facilities expenses and insurance. During the six-month period ended June 30, 2005 compared to the same period in 2004, administrative staff increased from four to five people as the Company added a President, now Chief Executive Officer, during the fourth fiscal quarter of 2004.

         Total G&A expenses increased by $51 thousand, or 12%, for the three-month period ending June 30, 2005 as compared to the same period in 2004. Total G&A expenses comprised 22% and 32% of total operating expenses for the three months ended June 30, 2005 and 2004, respectively.

         Increased G&A expenses for the three months ending June 30, 2005 as compared to the same period in 2004 resulted primarily from: 1) an increase in total compensation and benefits expense of $60.7 thousand, or 26%, due to the Chief Executive Officer's $25 thousand of compensation in the 2005 period, as compared to zero in the 2004 period, and the restoration of executive officers' salaries from 75% of their original salaries in 2004 to 100%, effective April 1, 2005; 2) an increase of $39.7 thousand, or 104%, in facilities expense related to the new office facilities to which the Company moved in May 2005; 3) an increase of $37 thousand, or 65%, in legal fees related to increased capital raising in the 2005 quarter, and registering with various state agencies to do business outside of California, all offset by 4) an increase of $64.2 thousand, or 82%, in corporate overhead allocated from G&A to R&D and S&M based on both the increases in the staff of these areas, and the overall increase in corporate overhead expenses in 2005.

         Total G&A expenses increased by $230 thousand, or 30%, for the six-month period ending June 30, 2005 as compared to the same period in 2004. Total G&A expenses comprised 25% and 34% of total operating expenses for the six months ended June 30, 2005 and 2004, respectively.

         Increased G&A expenses for the six months ending June 30, 2005 as compared to the same period in 2004 resulted primarily from: 1) an increase in total compensation and benefits expense of $251 thousand, or 65%, due largely to the Chief Executive Officer's $50 thousand of compensation in the 2005 period, as compared to zero in the 2004 period, the restoration of executive officers' salaries from 75% of their original salaries in 2004 to 100%, effective April 1, 2005, and an increase in medical insurance premiums of $56 thousand, or 129%; 2) an increase of $60.6 thousand, or 119%, in facilities expense related to the new office facilities to which the Company moved in May 2005; 3) an increase of $46.2 thousand, or 37%, in legal fees related to increased capital raising in 2005, and registering with various state agencies to do business outside of California; 4) a decrease in D&O and property and liability insurance of $17.7 thousand, or 25%, from 2004 to 2005, all offset by 4) an increase of $124.6 thousand, or 101%, in corporate overhead allocated from G&A to R&D and S&M based on both the increases in the staff of these areas, and the overall increase in corporate overhead expenses in 2005.

         The Company expects that, if sufficiently funded, its general and administrative expenses will increase moderately as the Company expands.

         The majority of the Company's operating expenses and costs over the next twelve months are expected to be for, and related to, marketing and selling the ANTs Data Server, continuing technical development, and supporting customers.

Other Income (Expense), Net
---------------------------

         Other income (expense), net, increased by ($2.5 thousand) or (7.8%) and ($181.9 thousand), or (121%) in the three and six-month periods ending June 30, 2005 and 2004, respectively.

         The changes were largely attributable to the following: 1) in 2004, the Company recognized $311 thousand in other income related to the expiration of a contract with Net Soft Systems, Inc.; 2) in 2004, a note receivable to a former officer in the amount of $45 thousand was written off; 3) $127.2 thousand in non-cash interest expense related to two convertible promissory notes was recognized in 2004. Since these notes were converted to stock in July 2004, there was no corresponding expense in 2005; and 4) in 2005, the Company wrote off the net book value of leasehold improvements and security deposits related to the Company's prior facilities in the amount of $42 thousand.


Off-Balance Sheet Arrangements
------------------------------

         During 2003, the Company entered into an operating lease for certain computer equipment used in the Company's development lab. The total original lease obligation was $9,155 and is payable in monthly installments of $254 over a three-year period. The outstanding lease obligation is not reported on the balance sheet, as title to the equipment remains with the lessor until the Company pays the total obligation and a buyout fee. As of June 30, 2005, the total outstanding obligation was $4,452. Should the Company default in its lease obligation, the lessor could choose to repossess the computer equipment; however, should the lessor do so, it would not have a material adverse effect on the Company's ability to maintain normal business operations.

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

         The Company is recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases". The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This results in monthly rental expense of $16,668. During the quarter and six months ended June 30, 2005, the Company recognized a total of $33,336 in rental expense for this lease.

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

         The Company believes the following represents its critical accounting policies:

         o        Revenue recognition

         o        Stock-based compensation

         o        Income taxes

         Revenue Recognition - We recognize revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Revenue consists primarily of revenue earned under agreements for software licenses, maintenance and support (otherwise known as post-contract customer support or "PCS") and professional services.

         We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software license arrangements, which comprise prepaid license and maintenance support fees, is recognized when all of the following criteria are met:

         o        Persuasive evidence of an arrangement exists.

         o Delivery has occurred and there are no future deliverables except post-contract customer support ("PCS").

         o The fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due in accordance with paragraph 29 of SOP 97-2.

         o        Collection is probable.

         Revenue from professional fees, consisting primarily of consulting services, is recognized as services are provided and the revenues are earned.

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

Capital and Liquidity Resources
-------------------------------

         The Company's cash balance as of June 30, 2005 was approximately $4.8 million, which the Company believes will be adequate to fund its activities through January 31, 2006 at its expected rate of spending. The Company is involved in discussions from time to time with prospective investors in order to raise capital to support its continued operations and although it has consistently raised capital, there can be no assurance that it will be able to obtain capital on acceptable terms, or at all. Over the next twelve months, if sufficiently funded, the Company intends to increase expenditures moderately to substantially as it actively markets and sells the ANTs Data Server and hires additional sales, marketing, and technical personnel. There can be no assurance that the Company's continued product development, infrastructure development and sales and marketing activities will not require a much higher rate of spending than currently projected by management.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceeding and, to the best of its knowledge, no such action against the Company has been threatened, nor does the Company anticipate any such action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

         From November 12, 2004 through January 12, 2005, the Company sold to accredited investors, through a private offering, 2,123,000 F Units at a price of one dollar ($1.00) per F Unit, with each F Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one
(1) share of common stock of the Company at a per share exercise price of two dollars ($2.00), exercisable until November 12, 2007. The gross proceeds from the offering were $2,123,000, of which $933,000 was received in January 2005. The Company issued 963,000 shares in January 2005, including 30,000 shares that had been recorded as common stock subscribed as of December 31, 2004. The Company paid cash commissions totaling $90,350 and issued 63,181 F Units to the placement agent in January 2005 in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         From February 1, 2005 through March 31, 2005, the Company offered all shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.40 per share. A total of 2,140,283 warrants was exercised, resulting in gross proceeds to the Company of $2,996,396. The Company paid cash commissions of $109,800 in connection with these warrant exercises in March and April of 2005. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         On February 25, 2005, a prior consultant exercised an option for 12,886 shares, generating cash proceeds to the Company of $24,999. The option was previously granted in lieu of cash compensation. Non-employee stock compensation expense of $3,526 related to the exercise was recognized during the six months ended June 30, 2005.

         From April 14, 2005 through May 31, 2005, the Company offered certain shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.40 per share. A total of 671,000 warrants was exercised, resulting in gross proceeds to the Company of $939,400. The Company paid cash commissions of $84,000 in connection with these warrant exercises in May 2005. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         From April 14, 2005 through June 30, 2005, the Company sold to accredited investors, through a private offering, 1,651,250 G Units at a price of one dollar and sixty cents ($1.60) per G Unit, with each G Unit consisting of
(i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and fifty cents ($3.50), exercisable until April 14, 2008. The gross proceeds from the offering were $2,642,000. The Company paid cash commissions of $75,000, and will issue 29,829 G Units to the placement agent in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         In January 2005 a sales consultant's contract terminated, and as part of the termination agreement, the Company agreed to extend the period for exercising certain stock options from the standard 90 days allowed under the 2002 Stock Option Plan to one year. On May 1, 2005, the Company recognized non-employee stock compensation expense of $30,130 related to the extension.

         During the six months ended June 30, 2005, $5,692 in non-employee stock compensation expense was recognized related to the vesting of options held by continuing consultants.

         During the six months ended June 30, 2005, a total of 103,704 shares of common stock of the Company was purchased through the exercise of stock options, resulting in cash proceeds to the Company of $125,591.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the shareholders of the Company was held on April 5, 2005. Of the 36,559,997 shares entitled to vote at the meeting, 23,223,414 shares were voted. The results were as follows:

         Proposal number 1 - Election of Two Class 2 Directors:

                                                   FOR           WITHHELD
                                                   ---           --------
Homer G. Dunn                                  23,176,013         47,401
Robert Henry Kite                              23,174,813         48,601

         Proposal number 2 - Amendment to the Company's 2000 Stock Option Plan (the "Plan") to increase the shares reserved under the Plan from 5,450,000 to 10,450,000:


     FOR                         AGAINST                      ABSTENTION
     ---                         -------                      ----------
  11,388,423                     608,246                       106,867

         Proposal number 3 - Ratification of the selection of Burr, Pilger & Mayer, LLP, as independent accountants for the Company for the calendar year ending December 31, 2005:


     FOR                         AGAINST                      ABSTENTION
     ---                         -------                      ----------
  23,208,185                      12,570                        2,659

         The following directors continued in office after the annual shareholder meeting: Francis K. Ruotolo, Boyd Pearce, John R. Gaulding, Thomas Holt, and Richard LaBarbera.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         (a)      Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
         3.2      Amended and Restated Bylaws of the Company, filed as Exhibit
                  3.2 to the Company's 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
         10.1     Letter Agreement between the Company and Boyd Pearce, filed as
                  Exhibit 10.1 to the Company's Form 8-K filed on October 20, 2004, is hereby incorporated by reference.
         10.2 Salary Agreement between the Company and Francis K. Ruotolo, filed as Exhibit 10.1 to the Company's Form 8-K filed on November 1, 2004, is hereby incorporated by reference.
         10.3     Salary Agreement between the Company and Boyd Pearce, filed as
                  Exhibit 10.2 to the Company's Form 8-K filed on November 1, 2004, is hereby incorporated by reference.
         10.4 Salary Agreement between the Company and Kenneth Ruotolo, filed as Exhibit 10.3 to the Company's Form 8-K filed on November 1, 2004, is hereby incorporated by reference.
         10.5 Salary Agreement between the Company and Clifford Hersh, filed as Exhibit 10.4 to the Company's Form 8-K filed on November 1, 2004, is hereby incorporated by reference.
         10.6 Salary Agreement between the Company and Jeffrey R. Spirn, PhD, filed as Exhibit 10.5 to the Company's Form 8-K filed on November 1, 2004, is hereby incorporated by reference.
         10.7 Salary Agreement between the Company and Girish Mundada, filed as Exhibit 10.1 to the Company's Form 8-K filed on November 2, 2004, is hereby incorporated by reference.

         10.8 ANTs software inc. 2000 Stock Option Plan, as amended, filed as Exhibit 10.1 to the Company's form 8-K filed on April 12, 2005, is hereby incorporated by reference.
         10.9 Termination Agreement between the Company and Boyd Pearce, filed as Exhibit 10.1 to the Company's form 8-K filed on April 29, 2005, is hereby incorporated by reference.
         10.10 Termination Agreement between the Company and Kenneth Ruotolo, filed as Exhibit 10.2 to the Company's form 8-K filed on April 29, 2005, is hereby incorporated by reference.
         10.11 Termination Agreement between the Company and Clifford Hersh, filed as Exhibit 10.3 to the Company's form 8-K filed on April 29, 2005, is hereby incorporated by reference.
         10.12 Termination Agreement between the Company and Jeffrey R. Spirn, Ph.D., filed as Exhibit 10.4 to the Company's form 8-K filed on April 29, 2005, is hereby incorporated by reference.
         10.13 Termination Agreement between the Company and Girish Mundada, filed as Exhibit 10.5 to the Company's form 8-K filed on April 29, 2005, is hereby incorporated by reference.
         10.14 Termination Agreement between the Company and Francis K. Ruotolo, filed as Exhibit 10.6 to the Company's form 8-K filed on April 29, 2005, is hereby incorporated by reference.
         10.15 Indemnification Agreement between the Company and Joseph M. Kozak, filed as Exhibit 10.1 to the Company's form 8-K filed on June 15, 2005, is hereby incorporated by reference.
         10.16 Resignation of Boyd Pearce as President of the Company, filed as Exhibit 10.2 to the Company's form 8-K filed on June 15, 2005, is hereby incorporated by reference.
         10.17 Letter Agreement dated June 10, 2005 between the Company and Joseph M. Kozak, filed as Exhibit 10.3 to the Company's form 8-K filed on June 15, 2005, is hereby incorporated by reference.
         14. Code of Ethics, as listed in Exhibit 14 to the Company's 10-KSB filed on March 30, 2004, is hereby incorporated by reference.
         31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         During the fiscal quarter covered by this report, the Company filed the following reports on Form 8-K: (i) On April 5, 2005, the Company's Board of Directors and stockholders approved an amendment to the Company's
2000 Stock Option Plan (the "Plan") to increase the shares reserved under the Plan from 5,450,000 to 10,450,000, (ii) on April 29, 2005, the Company (a)
entered into a three year lease with Bayside Plaza to lease approximately 15,600 square feet of general commercial offices, and (b) entered into agreements with the Company's officers to terminate prior salary agreements and to restore each Officer's salary to his/her Original Salary, (iii) On May 10, 2005 the Company issued a press release announcing that, since December 2004, it had raised $7.1 million through private offerings for general working capital purposes and (iv) on June 15, 2005 the Company disclosed (a) the appointment of Joseph M. Kozak as the President of the Company and that Mr. Kozak and the Company had entered into an Indemnification Agreement, and (b) the resignation of Boyd Pearce as President and Mr. Pearce's continued employment as Chief Executive Officer of the Company.


RISK FACTORS

         In addition to other information in this 10-QSB, the following risk factors should be carefully considered in evaluating the Company's business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond its control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on the Company's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this quarterly report on form 10-QSB, and the risks discussed in the Company's other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

         A failure to obtain additional financing could prevent the Company from executing its business plan. A failure to raise additional funding could prevent the Company from continuing its business after January 31, 2006. The Company anticipates that current cash resources will be sufficient to fund its operations only through January 31, 2006 at its expected rate of spending. The Company believes that, due to an uncertain investment climate, securing additional sources of financing to enable it to complete the development and commercialization of its proprietary technologies is uncertain and there is no assurance of its ability to secure such financing. A failure to obtain additional funding could prevent the Company from making expenditures that are needed to pay current obligations, allow it to hire additional personnel, continue development of the technology or attract customers who are concerned about its ability to continue operations. If the Company raises additional funds by selling equity securities, the relative equity ownership of its existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If the Company raises additional funds through debt financing, it could incur significant borrowing costs and may be unable to service such debt in accordance with its terms.

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

         Market acceptance of the Company's products and services is not guaranteed. The Company is at an early stage of development and its revenue will depend upon market acceptance and utilization of its intended products and services. Due to economic conditions potential customers have significantly tightened budgets for evaluating new products and technologies and the evaluation cycles are much longer than in the recent past. There can be no assurance that the Company's product and technology development efforts will result in new products and services, or that they will be successfully introduced.

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

         If the Company is unable to protect its intellectual property, its competitive position would be adversely affected. The Company relies on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with its employees and others to protect its intellectual property. Despite the Company's precautions, unauthorized third parties may copy its products and services or reverse engineer or obtain and use information that it regards as proprietary. The Company has filed patent applications with the United States Patent and Trademark Office and intends to file more. Two patents have been granted and issued; however, the Company does not know if the remaining applications will be granted or whether it will be successful in prosecuting any future patents. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. The Company's means of protecting its proprietary rights may not be adequate and third parties may infringe or misappropriate its patents, copyrights, trademarks and similar proprietary rights. If the Company fails to protect its intellectual property and proprietary rights, its business, financial condition and results of operations would suffer. The Company believes that it does not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against it. It is possible, however, that such a claim might be asserted successfully against the Company in the future. The Company may be forced to suspend its operations to pay significant amounts to defend its rights, and a substantial amount of the attention of its management may be diverted from its ongoing business, all of which would materially adversely affect its business.

         The Company focuses on the research and development of its proprietary technologies and the marketing of its first product. The Company's present focus is on the research and development of its proprietary technologies and the marketing of its first product. The Company believes that these technologies are the basis for highly marketable commercial products. However, there can be no assurance of this, and it is possible that the Company's proprietary technologies and products will have no commercial benefit or potential. In addition, from the Company's inception to the present, it has not recognized any substantial operating revenues.

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

         The Company depends on its key personnel and may have difficulty attracting and retaining the skilled staff it needs to execute its growth plans. The Company's success will be dependent largely upon the personal efforts of its Chief Executive Officer, Boyd Pearce, its President Joseph Kozak, and its Chairman, Francis K. Ruotolo, as well as other senior managers. The loss of key staff could have a material adverse effect on the Company's business and prospects. To execute its plans, the Company will need to hire additional staff and retain current employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. The Company may not be successful in attracting or retaining such qualified personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. If the Company is unable to hire, train and manage new skilled and experienced employees as needed, it would be unable to support its planned growth and future operations.

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

         If the Company continues at or exceeds its current rate of growth, the Company will need to manage such growth well. The Company may experience substantial growth in the size of its staff and the scope of its operations, resulting in increased responsibilities for management. To manage this possible growth effectively, the Company will need to continue to improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of staff. Due to a competitive employment environment for qualified technical, marketing and sales personnel, the Company expects to experience difficulty in filling its needs for qualified personnel. There can be no assurance that the Company will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on its financial condition and results of operations.

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

         Limitation on ability for control through proxy contest. The Company's Bylaws provide for a Board of Directors to be elected in three classes. This classified Board may make it more difficult for a potential acquirer to gain control of the Company by using a proxy contest, since the acquirer would only be able to elect two or three directors out of seven directors at each shareholders meeting held for that purpose.

                                   SIGNATURES

    In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ANTs software inc.


Date:   August 8, 2005             By:  /s/ Boyd Pearce
                                       ------------------------------------
                                       Boyd Pearce, Chief Executive Officer and
                                       Director




Date:   August 8, 2005             By:  /s/ Kenneth Ruotolo
                                       ------------------------------------
                                       Kenneth Ruotolo
                                       Chief Financial Officer and Secretary