Form 10QSB
period 2005-09-30
ANTS SOFTWARE INC
filed 2005-11-15
CIK 796655

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

               For the quarterly period ended: September 30, 2005

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


     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           41,807,246 shares of common stock as of September 30, 2005

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------



                          PART I. Financial Information

Item 1. Financial Statements................................................3-11
Item 2. Management's Discussion and Analysis...............................11-19
Item 3. Controls and Procedures...............................................19

                           PART II. Other Information

Item 1. Legal Proceedings.....................................................19
Item 2. Unregistered Sales of Equity Securities............................19-23
Item 3. Defaults Upon Senior Securities.......................................23
Item 4. Submission of Matters to a Vote of Security Holders...................23
Item 5. Other Information.....................................................23
Item 6. Exhibits and Reports on Form 8-K......................................23
Risk Factors...............................................................23-26
Signatures....................................................................26


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               ANTS SOFTWARE INC.
                                 BALANCE SHEETS
                                ----------------

                                                 September 30,     December 31,
                                                     2005              2004
                   ASSETS                         (Unaudited)        (Audited)
                                                --------------    --------------
Current assets:
  Cash                                          $   3,779,879     $   1,448,724
  Accounts receivable, net of allowance for
   doubtful accounts of $16,000                       253,890                 -
  Prepaid insurance                                    57,500            21,375
  Prepaid expenses                                     37,444            65,292
                                                --------------    --------------
       Total current assets                         4,128,713         1,535,391
                                                --------------    --------------
Computers and software                              1,373,445           949,046
Office furniture, fixtures and equipment               69,187            29,386
Leasehold improvements                                 46,662            16,675
 Less accumulated depreciation                       (867,274)         (670,982)
                                                --------------    --------------
       Property and equipment, net                    622,020           324,125
                                                --------------    --------------
Other assets - security deposits                       34,702             9,100
                                                --------------    --------------
       Total assets                             $   4,785,435     $   1,868,616
                                                ==============    ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses         $     498,665     $     333,916
  Deferred revenues                                    74,985                 -
  Capital lease payable, current portion                    -             4,871
                                                --------------    --------------
       Total current liabilities                      573,650           338,787
                                                --------------    --------------
Long-term liabilities:
  Capital lease payable                                     -               648
                                                --------------    --------------
       Total liabilities                              573,650           339,435
                                                --------------    --------------
Commitment and contingencies

Stockholders' equity:
  Preferred stock, $0.0001 par value; 50,000,000
   shares authorized, no shares issued and
   outstanding, respectively                                -                 -
  Common stock, $0.0001 par value; 100,000,000
   shares authorized; 41,807,246 and 35,298,817
   shares issued and outstanding, respectively          4,181             3,530
  Common stock subscribed, not issued                 334,436            30,000
  Additional paid-in capital                       44,864,059        36,316,987
  Accumulated deficit                             (40,990,891)      (34,821,336)
                                                --------------    --------------
       Total stockholders' equity                   4,211,785         1,529,181
                                                --------------    --------------
Total liabilities and stockholders' equity      $   4,785,435     $   1,868,616
                                                ==============    ==============


The accompanying notes are an integral part of these condensed financial statements.

                               ANTS SOFTWARE INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                ----------------

                                                      Three Months ended              Nine Months ended
                                                         September 30,                  September 30,
                                                     2005           2004            2005            2004
                                                  (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
                                                 -------------  -------------   -------------   -------------

Revenues:
  Licenses                                       $     78,400   $          -    $    272,500    $          -
  Maintenance                                          16,833              -          24,500               -
  Professional services                                     -              -          19,500               -
                                                 -------------  -------------   -------------   -------------
      Total revenues                                   95,233              -         316,500               -

Expenses:
  Sales and marketing                               1,085,532        477,659       2,516,067         933,824
  Research and development                            951,787        560,646       2,534,969       1,594,884
  General and administrative                          420,568        317,770       1,406,660       1,078,294
                                                 -------------  -------------   -------------   -------------
      Total expenses                                2,457,887      1,356,075       6,457,696       3,607,002
                                                 -------------  -------------   -------------   -------------
         Loss from operations                      (2,362,654)    (1,356,075)     (6,141,196)     (3,607,002)
                                                 -------------  -------------   -------------   -------------

Other income (expense):
  Income earned from expired contract                       -              -               -         310,943
  Interest income                                       7,219          5,289          15,780          14,435
  Gain on legal settlement                              1,000          1,500           3,500           5,000
  Write off note receivable from former officer             -              -               -         (45,000)
  Write off assets related to office move, net              -              -         (45,012)              -
  Interest expense                                       (927)        (7,067)         (2,627)       (135,698)
                                                 -------------  -------------   -------------   -------------
         Other income (expense), net                    7,292           (278)        (28,359)        149,680
                                                 -------------  -------------   -------------   -------------
         Net loss                                $ (2,355,362)  $ (1,356,353)   $ (6,169,555)   $ (3,457,322)
                                                 =============  =============   =============   =============

Basic and diluted net loss per common share      $      (0.06)  $      (0.04)   $      (0.16)   $      (0.11)
                                                 =============  =============   =============   =============

Shares used in computing basic and diluted net
 loss per share                                    41,492,402     33,891,287      39,417,107      31,819,854
                                                 =============  =============   =============   =============


    The accompanying notes are an integral part of these condensed financial statements.

                               ANTS SOFTWARE INC.
                            STATEMENTS OF CASH FLOWS
                                ----------------

                                                                                  Nine Months ended September 30,
                                                                                      2005             2004
                                                                                   (Unaudited)      (Unaudited)
                                                                                  -------------    -------------
Cash flows from operating activities:
 Net loss                                                                         $ (6,169,555)    $ (3,457,322)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                        206,267          134,587
   Amortization of rent for new office facilities                                       83,340                -
   Bad debt expense                                                                     16,000                -
   Amortization of debt discount and beneficial conversion feature                           -          134,306
   Compensation expense recognized on options granted to non-employees                  20,636           36,560
   Compensation expense recognized on G Units granted to non-employees                   8,786                -
   Write-off of note receivable to officer for stock purchases                               -           45,000
   Disposal of leasehold improvements at old office facilities, net                     36,194                -
   Write-off of unrecoverable security deposits related to old office facilities         8,818                -
 Changes in operating assets and liabilities:
   Accounts receivable                                                                (269,889)               -
   Prepaid insurance and expenses                                                       (8,277)         (29,397)
   Other assets - deposits on new office facilities                                    (34,420)               -
   Accounts payable and other accrued expenses                                          81,409           63,635
   Deferred salaries                                                                         -         (340,505)
   Deferred revenue                                                                     74,985         (310,943)
                                                                                  -------------    -------------
       Net cash used in operating activities                                        (5,945,706)      (3,724,079)
                                                                                  -------------    -------------
Cash flows used in investing activities:
Purchases of office furniture, fixtures and equipment                                 (540,356)        (145,249)
Cash flows from financing activities:
 Proceeds from private placements, net of commissions                                4,730,151        4,443,279
 Common stock subscribed                                                               200,000                -
 Proceeds from exercise of options                                                     150,589          387,553
 Proceeds from exercise of warrants, net of commissions                              3,741,996                -
 Payments on capital lease obligations                                                  (5,519)          (3,008)
                                                                                  -------------    -------------
       Net cash provided by financing activities                                     8,817,217        4,827,824
                                                                                  -------------    -------------
Net increase (decrease) in cash                                                      2,331,155          958,496
                                                                                  -------------    -------------
Cash at beginning of period                                                          1,448,724          541,725
                                                                                  -------------    -------------
Cash at end of period                                                             $  3,779,879     $  1,500,221
                                                                                  =============    =============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                                      $      2,627     $      1,393
    Taxes                                                                                    -                -
Non-cash investing and financing activities:
    Common stock issued for subscribed shares                                     $     30,000     $          -
    Common stock subscribed to be issued to private placement agent for
     commissions                                                                  $    125,650     $          -
    Conversion of convertible promissory note into common stock, net              $          -     $    289,070
    Issuance of common stock in settlement of note payable to former officer      $          -     $     75,000


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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected in the future.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

     Management has evaluated the Company's current financial position and its available resources and plans to raise additional funds through the issuance of equity securities during 2005 and possibly thereafter. Should the Company be unsuccessful in raising additional funds, it is unlikely that the Company will continue operations beyond February 2006.

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

     The following table presents the calculation of basic and diluted net loss per share:

                                              Three Months ended               Nine Months ended
                                                 September 30,                   September 30,
                                         -----------------------------   -----------------------------
                                             2005            2004            2005            2004
                                         -----------------------------   -----------------------------

Net loss                                 $ (2,355,362)   $ (1,356,353)   $ (6,169,555)   $ (3,457,322)
Weighted average shares of common stock
 outstanding - basic and dilutive          41,492,402      33,891,287      39,417,107      31,819,854
                                         -----------------------------   -----------------------------
Basic and diluted net loss per share     $      (0.06)   $      (0.04)   $      (0.16)   $      (0.11)
                                         =============================   =============================

     As of September 30, 2005 and 2004, outstanding options and warrants for the purchase of up to 19,767,563 shares of common stock at prices ranging from $0.52 to $8.25 per share, and 13,043,192 shares of common stock at prices ranging from $0.52 to $11.63 per share, respectively, were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

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

     At September 30, 2005 and 2004, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations.

     The following table illustrates the effect on net loss had the Company applied the fair value recognition provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                              Three Months ended               Nine Months ended
                                                 September 30,                   September 30,
                                         -----------------------------   -----------------------------
Net loss, as reported                    $ (2,355,362)   $ (1,356,353)   $ (6,169,555)   $ (3,457,322)
Less: Stock-based employee compensation
 expense determined under the fair-value
 based method                                (709,128)       (173,147)     (1,549,046)       (787,047)
                                         -------------   -------------   -------------   -------------
Net loss, pro forma                      $ (3,064,490)   $ (1,529,500)   $ (7,718,601)   $ (4,244,369)
                                         =============   =============   =============   =============

Basic and diluted net loss per share:
  As reported                            $      (0.06)   $      (0.04)   $      (0.16)   $      (0.11)
                                         =============================   =============================
  Pro forma                              $      (0.07)   $      (0.05)   $      (0.20)   $      (0.13)
                                         =============================   =============================

     Employee options for the purchase of up to an aggregate of 510,000 and 396,186 shares of common stock were granted during the three months ended September 30, 2005 and 2004, respectively. The weighted average fair value of employee options granted during the three-month periods ending September 30, 2005 and 2004 was $2.17 and $1.55 per share, respectively.

Employee options for the purchase of up to 3,019,000 and 1,107,936 shares of common stock were granted during the nine-month periods ended September 30, 2005 and 2004, respectively. The weighted average fair value of employee options granted during those nine-month periods was $2.17 and $1.27 per share, respectively.

     The pro forma amounts for net loss per share in the table above were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and nine-month periods ended September 30, 2005 and 2004, respectively.

                        Three Months ended     Nine Months ended
                           September 30,         September 30,
                        ------------------    ------------------
                           2005     2004        2005      2004
                        ------------------    ------------------
Interest rate              3.76%     3.85%       4.04%     1.91%
Dividend yield             0.00%     0.00%       0.00%     0.00%
Expected volatility       97.50%   121.59%     121.09%   107.06%
Expected life in years     5.00      5.00        5.00      5.00

     Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123 and supersedes APB 25. SFAS 123(R) is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) applies to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards vest, are modified, repurchased or cancelled after the effective date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 supersedes Accounting Principles Bulletin (APB) Opinion 2, "Accounting for Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements", though it carries forward the guidance of those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and error corrections. This statement is effective for accounting changes and error corrections made in years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company does not expect adoption of SFAS No. 154 to have a material impact on the Company's financial statements. Certain reclassifications have been made to conform the prior year financial statements to the presentation of the current period.

3.   EQUITY TRANSACTIONS

     From November 12, 2004 through January 12, 2005, the Company sold to accredited investors, through a private offering, 2,123,000 F Units at a price of one dollar ($1.00) per F Unit, with each F Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one
(1) share of common stock of the Company at a per share exercise price of two dollars ($2.00), exercisable until November 12, 2007. The gross proceeds from the offering were $2,123,000, of which $933,000 was received in January 2005. The Company issued 963,000 shares in January 2005, including 30,000 shares that had been recorded as common stock subscribed as of December 31, 2004. The Company paid cash commissions totaling approximately $90,350 and issued 63,181 F Units to the placement agent in January 2005 in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and
Section 4(2) of the Securities Act of 1933.

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

     From July 1, 2005 through September 30, 2005, the Company sold to one accredited investor, through a private offering, 250,000 G Units at a price of one dollar and sixty cents ($1.60) per G Unit, with each G Unit consisting of
(i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and fifty cents ($3.50), exercisable until April 14, 2008. The gross proceeds from the offering were $400,000. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     On or about September 2, 2005, the board of directors of the Company agreed to reduce the warrant exercise price of the 1,901,250 outstanding G Units from three dollars and fifty cents ($3.50) per share to three dollars and twenty-five cents ($3.25) per share.

     From July 1, 2005 through September 30, 2005, the Company sold to accredited investors, through a private offering, 778,125 H Units at a price of one dollar and sixty cents ($1.60) per H Unit, with each H Unit consisting of
(i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008. The gross proceeds from the offering were $1,245,000. As of September 30, 2005, $200,000 of the total funds raised through the H offering was recorded on the balance sheet as common stock subscribed. The Company paid cash commissions of $124,500, and will issue 71,392 H Units to the placement agent in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     During the third quarter of 2005, the Company recognized $8,786 in expense related to issuing 5,492 H Units to a vendor for services. The shares will be issued during the fourth quarter of 2005.

     In January 2005 a sales consultant's contract terminated, and as part of the termination agreement, the Company agreed to extend the period for exercising certain stock options from the standard 90 days allowed under the 2002 Stock Option Plan to one year. On May 1, 2005, the Company recognized non-employee stock compensation expense of $30,130 related to the extension.

     During the nine months ended September 30, 2005, $20,636 in non-employee stock compensation expense was recognized related to the vesting of options held by continuing consultants.

     During the nine months ended September 30, 2005, a total of 103,704 shares of common stock of the Company were purchased through the exercise of stock options, resulting in cash proceeds to the Company of $125,590.

4.   WARRANTS AND STOCK OPTIONS

     As of September 30, 2005, the Company had outstanding warrants to purchase up to 12,150,001 shares of common stock and options to purchase up to 7,617,562 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                            Stock
                                           Options      Warrants        Total
                                         -----------  ------------  ------------
     Balance, December 31, 2004           4,969,448    11,444,728    16,414,176
         Granted                          3,059,000     3,705,556     6,764,556
         Exercised                          116,590     2,811,283     2,927,873
         Retired/forfeited                  289,296             -       289,296
         Expired                              5,000       189,000       194,000
                                         ---------------------------------------
     Balance, September 30, 2005          7,617,562    12,150,001    19,767,563
                                         =======================================

     As of September 30, 2005, 2,371,179 options were available in the option reserve for future grants.

5.   DEFERRED REVENUES

     As of September 30, 2005, deferred revenues consisted of both payments from customers in advance for one-year software maintenance under perpetual licenses, and for the license and maintenance fees for three-year arrangements for which the license and maintenance support fees were not individually identified and priced. The revenues are being amortized ratably to revenue over the applicable periods.

6.   COMMITMENTS AND CONTINGENCIES

     On April 27, 2005, the Company entered into a lease with Bayside Plaza, a partnership, for approximately 15,600 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the "Premises"). The Company moved its principal offices to these Premises on May 2, 2005. The Premises are used for the purposes of general office use and for software development. The lease has an initial term of three years, subject to the Company's right to extend the term of the lease for a total of six additional years. The base rent under this lease is $16,060 per month for the first year, $17,520 per month for the second year and $20,440 per month for the third year. The Company received abated rent for the period from May 1, 2005 to July 30, 2005. In the event that the Lease is not extended, the total obligations of the Company related to the lease amount to $600,060.

     The Company is recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases". The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This results in monthly rental expense of $16,668. During the quarter and nine months ended September 30, 2005, the Company recognized a total of $50,004 and $83,340 respectively, in rental expense for this lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain statements contained in this Form 10-QSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, there will be no material adverse change in the Company's operations or business, and that sales of the Company's products and, therefore, revenue, will increase over time. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company's business and operations, which could cause the Company's financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the ANTs technology to work properly, failure to develop commercially viable products or services from the ANTs technology, delays or failure in fundraising efforts, delays in or lack of market acceptance, failures to recruit adequate personnel, and problems with protection of intellectual property, among others. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Company that the Company's objectives or plans will be achieved. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

     The Company is engaged in the development and marketing of the ANTs Data Server, a relational database management system ("RDBMS") that is intended to significantly lower database infrastructure costs and significantly improve application performance. The Company anticipates that, over the next twelve months its focus will be on marketing, supporting customers, and continued research and development.

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

Marketing
---------

     The Company's go-to-market strategies include:

o Universal Compatibility - which allows the Company to market the ANTs Data Server as a low-cost replacement for RDBMS's such as: Oracle, IBM's DB2 and Informix, Microsoft's SQL Server, Sybase and MySQL;

o High-Performance - which builds on the Company's non-locking technology to market the ANTs Data Server as a cost-effective alternative for customers wanting to speed up or scale, high-volume, transaction-intensive applications;

o QuickStart - which provides customers with entry-level pricing competitive with RDBMS's from open source vendors

     The Company intends to sell the ANTs Data Server through three sales channels;
     o    Direct sales to end-users
     o Through Independent Software Vendors ("ISV's") who will incorporate the ANTs Data Server with their own product which they will sell to their customers
     o Through Value Added Resellers ("VARs") - companies which generally have deep expertise in certain vertical markets and who integrate the best products to develop complete solutions for their customers.

During the three-month period ending September 30, 2005, the Company signed eight customers and added another customer from October 1, 2005 through the date of this report bringing the total number of customers to 13. During the three-month period ending September 30, 2005, the Company signed one ISV and added four VARs from October 1, 2005 through the date of this report bringing the total number of ISVs to three and the total number of VARs to nine.

Raising Capital
---------------

     The Company anticipates that current cash resources will be sufficient to fund its operations through February 2006 at its expected rate of spending. To carry out its plan of operations, the Company anticipates that, over the next twelve months, it will require an additional $5 million. The Company intends to pursue a number of avenues to raise these additional operating funds: 1) in the past the Company has been successful in raising funds through private placements of its stock and warrants and anticipates that it will continue to raise funds through private placements, 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and 3) the Company has begun generating revenue and expects to continue generating revenue during the next twelve months and, if successful, this should be a source of some operating funds. The Company intends to pursue all three avenues.

Personnel and Appointment of Officers
-------------------------------------

     The Company currently has 44 full-time equivalent employees, comprising 40 full-time employees and 4 contractors. The Company views the recruitment of additional qualified marketing, sales, and technical personnel as essential to the further development and commercialization of its proprietary technologies. If the Company is sufficiently funded and is successful in its recruitment efforts, the Company expects that its personnel and other operating costs will increase moderately to substantially over current levels.

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

Results of Operations
---------------------

     The results of operations for the three and nine-month periods ending September 30, 2005 and 2004 are summarized in the table below.

                                                     Summary of Statements of Operations
                                                     -----------------------------------
                                                                 ($ in 000's)
                                            For Three Months ending         For Nine Months ending
                                                  September 30,                  September 30,
                                        ------------------------------  ------------------------------
                                          2005        2004    % Change    2005       2004     % Change
                                        ---------   --------- --------  ---------  ---------  --------
Revenues                                $     95    $      -     N/A    $    317   $      -      N/A
Operating expenses                         2,457       1,356      81%      6,458      3,607       79%
                                        ---------   ---------  ------   ---------  ---------  -------
   Loss from operations                   (2,362)     (1,356)     74%     (6,141)    (3,607)      70%
Other income (expense), net                    7           -     N/A         (29)       150     -119%
                                        ---------   ---------  ------   ---------  ---------  -------
   Net loss                               (2,355)     (1,356)     74%   $ (6,170)  $ (3,457)      78%
                                        =========   =========  ------   =========  =========  -------

Net loss per share - basic and diluted  $  (0.06)   $  (0.04)     50%   $  (0.16)  $  (0.11)      45%
                                        =========   =========  ------   =========  =========  -------

Shares used in computing basic and
 diluted net loss per share (in 000's)    41,492      33,891      22%     39,417     31,820       24%
                                        =========   =========  ------   =========  =========  -------

Revenues
--------

     During the first nine months of 2005, the Company invoiced an aggregate of $391,485, comprising $371,985 related to the license of the ANTs Data Server and related one-year maintenance and support agreements, and $19,500 related to professional services. Of the total invoiced amount related to the ANTs Data Server, the Company recognized license fee revenue of $272,500 in the statements of operations during the nine months ended September 30, 2005, and deferred revenue of $99,485 related to one-year support and maintenance contracts sold with the license fees on the balance sheet. The Company earned $24,500 of the total deferred revenue in the nine months ended September 30, 2005, leaving a total of $74,985 in deferred revenue as of September 30, 2005. The deferred revenue is being amortized ratably over the twelve-month period from the contract dates. The professional services fees were earned and recognized as revenue during the nine-month fiscal period ending September 30, 2005.

Operating Expenses
------------------

     Operating expenses for the three and nine-month fiscal periods ending September 30, 2005 and 2004 were as follows:

                                   Operating Expenses - Three Months ended September 30,
                                      2005                                     2004
                                      ----                                     ----

                                                      % Change vs.
                            $ in 000's   % of Total   Prior Period   $ in 000's   % of Total
                            ----------   ----------- --------------  ----------   ----------

Sales and marketing          $  1,086         44%         127%        $    478        35%
Research and development          952         39%          70%             561        42%
General and administrative        420         17%          32%             317        23%
                            ----------------------------------------------------------------
Total operating expenses    $  (2,458)       100%          81%        $ (1,356)      100%
                            ================================================================

                                   Operating Expenses - Nine Months ended September 30,
                                      2005                                     2004
                                      ----                                     ----
                                                      % Change vs.
                            $ in 000's   % of Total   Prior Period   $ in 000's   % of Total
                            ----------   ----------- --------------  ----------   ----------

Sales and marketing          $  2,516         39%         169%        $    934        26%
Research and development        2,535         39%          59%           1,595        44%
General and administrative      1,407         22%          31%           1,078        30%
                            ----------------------------------------------------------------
Total operating expenses     $ (6,458)       100%          79%        $ (3,607)      100%
                            ================================================================

     During the first nine months of 2004, the Company was in the early phase of its transition from focusing exclusively on basic product research and development ("R&D") to focusing heavily on sales and marketing, supported by ongoing R&D. During the three and nine-month periods ending September 30, 2005, the Company's sales and marketing activities expanded dramatically, both as compared to the same periods in 2004, and as compared to the growth in R&D and general and administrative ("G&A") activities over the same periods.

Sales and Marketing Expenses
----------------------------

     Sales and marketing ("S&M") expenses consist primarily of employee salaries and benefits, consultants' fees, travel, marketing programs (trade shows, public relations, lead generation programs), marketing and sales literature and presentations, and allocation of corporate overhead.

     Total S&M expenses increased by $608 thousand, or 127%, for the three-month period ending September 30, 2005 as compared to the same period in 2004. Total S&M expenses comprised 44% and 35% of total operating expenses for the three months ended September 30, 2005 and 2004, respectively.

     From the third quarter of 2004 to the same period in 2005, total S&M expenses increased primarily due to the following: 1) a $288.5 thousand, or 206%, increase in employee compensation and benefits expense as the average number of S&M employees for the quarter increased from 3 in 2004 to 14 in 2005;
2) bonuses of $57.2 thousand paid to sales staff pursuant to their 2005 sales plans (the ratio of sales bonuses to total sales in 2005 is not necessarily indicative of the level of bonuses that will be paid in the future) as compared to zero paid in 2004; 3) an increase of $146.7 thousand, or 413%, in total direct sales and marketing expense (trade shows and other events, lead generation, public relations and advertising programs); 4) an increase of $52.6 thousand, or 101%, in sales and marketing-related travel; 5) an increase in allocation of general corporate overhead of $87 thousand, or 158%, based both on the increase in the number of sales and marketing personnel, and an increase in total corporate overhead expenses; and 6) a decrease in recruiting expense in 2005 of $51 thousand, or 99%, due to hiring through referrals in 2005 rather than through placement agencies.

     For the nine months ending September 30, 2005, total S&M expenses increased by $1.58 million, or 169%, compared to the same period in 2004. Total S&M expenses comprised 39% and 26% of total operating expenses for the nine months ended September 30, 2005 and 2004, respectively.

     For the nine-month period ending September 30, 2005 compared to the same period in 2004, total S&M expenses increased primarily due to the following: 1) a $658.7 thousand, or 286%, increase in employee compensation and benefits expense as the average number of S&M employees for the nine-month period increased from 3 in 2004 to 11 in 2005; 2) bonuses of $170 thousand paid to sales staff pursuant to their 2005 sales plans (the ratio of sales bonuses to total sales in 2005 is not necessarily indicative of the level of bonuses that will be paid in the future) as compared to zero paid in 2004; 3) an increase of $527 thousand, or 236%, in total direct sales and marketing expense (public relations programs, trade shows and other events, and lead generation, among others); 4) an increase of $103.7 thousand, or 96%, in sales and marketing related travel; 5) an increase in allocation of general corporate overhead of $221 thousand, or 243%, based both on the increase in the number of sales and marketing personnel, and an increase in total corporate overhead expenses, all partially offset by 6) a decrease in recruiting expense in 2005 of $29 thousand, or 57%, due to hiring through referrals in 2005 rather than through placement agencies.

     The Company expects that, if sufficiently funded, its marketing and sales expenses will continue to increase substantially as more marketing and sales personnel are hired and more programs are implemented.

Research and Development Expenses
---------------------------------

     Research and development ("R&D") expenses consist primarily of employee salaries and benefits, fees to consultants, depreciation on equipment and software, and allocation of corporate overhead. During the third quarter of 2004, the Company's activities were still focused primarily on the basic R&D process related to developing, and rendering the product viable, for potential users. Since 2004, R&D has become more and more focused on supporting S&M activities, primarily through adding new features, testing and refining the product based on feedback from customers and potential customers, and doing customer conversions to the ANTs Data Server.

     Total R&D expenses increased by $391 thousand, or 70%, for the three-month period ending September 30, 2005 as compared to the same period in 2004. Total R&D expenses comprised 39% and 42% of total operating expenses for the three months ended September 30, 2005 and 2004, respectively.

     Increased R&D expenses for the three months ending September 30, 2005 as compared to the same period in 2004 resulted primarily from: 1) a $146 thousand, or 31%, increase in employee compensation and benefits expense as the average number of R&D employees for the quarter increased from 13 in 2004 to 18 in 2005, and modest raises and bonuses were given to the staff in April 2005; 2) consulting fees increased by $135 thousand, or 1,274%, as the Company increased its staff of offshore consultants testing the ANTs Data Server; 3) an increase in depreciation expense of $25.5 thousand, or 64%, as the Company purchased approximately $540 thousand in new equipment and leasehold improvements related to R&D during the 12 months ended September 30, 2005; and 4) an increase in allocation of corporate overhead of $55.5 thousand, or 158%, based both on the increase in the number of R&D personnel, and an increase in total corporate overhead expenses.

     R&D expense increased by $940 thousand or 59% during the first nine months of 2005 compared to the same period in 2004. Total R&D expenses comprised 39% and 44% of total operating expenses for the nine months ended September 30, 2005 and 2004, respectively.

     Increased R&D expenses for the nine months ending September 30, 2005 as compared to the same period in 2004 period resulted primarily from: 1) a $440.6 thousand, or 34%, increase in employee compensation and benefits expense as the average number of R&D employees for the nine-month period increased from 13 in 2004 to 16 in 2005, and modest raises and bonuses were given to the staff in April 2005; 2) consulting fees increased by $322 thousand, or 1,159%, as the Company increased its staff of offshore consultants testing the ANTs Data Server; 3) an increase in depreciation expense of $59.2 thousand, or 50%, as the Company purchased approximately $540 thousand in new equipment and leasehold improvements related to R&D during the 12 months ended September 30, 2005; 4) an increase in computer supplies of $30.6 thousand, or 272%, attributable to the increase in computer hardware in 2005; and 5) an increase in allocation of corporate overhead of $37.8 thousand, or 29%, based both on the increase in the number of R&D personnel, and an increase in total corporate overhead expenses.

     The Company expects that, if sufficiently funded, its research and development expenses will increase moderately over the next twelve months as additional staff is recruited, and additional hardware is purchased, to support sales and marketing needs.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses ("G&A") comprise primarily employee salaries and benefits, professional fees (legal, accounting, investor relations, and recruiting), facilities expenses and insurance. During the nine-month period ended September 30, 2005 compared to the same period in 2004, administrative staff increased from four to six people as the Company added a President, now Chief Executive Officer, during the fourth fiscal quarter of 2004 and an in-house recruiter in the third quarter of 2005.

     G&A expenses increased by $103 thousand, or 32%, for the three-month period ending September 30, 2005 as compared to the same period in 2004. Total G&A expenses comprised 17% and 23% of total operating expenses for the three months ended September 30, 2005 and 2004, respectively.

     Increased G&A expenses for the three months ending September 30, 2005 compared to the same period in 2004 resulted primarily from: 1) an increase in total compensation and benefits expense of $164 thousand, or 96%, due to: a) the Chief Executive Officer's $50 thousand of compensation in the 2005 period, as compared to zero in the 2004 period, and the restoration of executive officers' salaries from 75% of their original salaries in 2004 to 100%, effective April 1, 2005 and b) an increase in medical insurance premiums of $50 thousand or 189%, due to an increase in the number of personnel covered, as well as an increase in rates effective June 30, 2005; 2) an increase of $55.7 thousand, or 161%, in facilities expense related to the Company's move in May 2005 to a larger office;
3) an increase of $36.5 thousand, or 76%, in legal fees related to increased capital raising in the 2005 quarter, and registering with various state agencies to do business outside of California; 4) a decrease in recruiting expense in 2005 of $61 thousand, or 99.8%, due to the payment of a placement fee of $58.5 thousand in 2004 for recruiting the then President, now Chief Executive Officer;
5) an increase in general and administrative expenses such as insurance, supplies, and communications of $26.9 thousand, or 58%, due to increased levels of activity and personnel in 2005; 6) recognizing bad debt expense of $16 thousand in 2005 as compared to zero in 2004; all offset by 7) an increase of $142.4 thousand, or 156%, in corporate overhead allocated from G&A to R&D and S&M based on both the increases in the staff of those other departments, and the overall increase in corporate overhead expenses in 2005.

     Total G&A expenses increased by $329 thousand, or 31%, for the nine-month period ending September 30, 2005 as compared to the same period in 2004. Total G&A expenses comprised 22% and 30% of total operating expenses for the nine months ended September 30, 2005 and 2004, respectively.

     Increased G&A expenses for the nine months ending September 30, 2005 as compared to the same period in 2004 resulted primarily from: 1) an increase in total compensation and benefits expense of $448 thousand, or 90%, due largely to the Chief Executive Officer's $150 thousand of compensation in the 2005 period, as compared to zero in the 2004 period, the restoration of executive officers' salaries from 75% of their original salaries in 2004 to 100%, effective April 1, 2005, and an increase in medical insurance premiums of $106 thousand, or 152%;
2) an increase of $116 thousand, or 135%, in facilities expense related to the new office facilities to which the Company moved in May 2005; 3) an increase of $82.7 thousand, or 48%, in legal fees related to increased capital raising in 2005, and registering with various state agencies to do business outside of California; 4) a decrease in recruiting expense in 2005 of $63.7 thousand, or 83%, due to the payment of a placement fee of $58.5 thousand in 2004 for recruiting the then President, now Chief Executive Officer; 5) recognizing bad debt expense of $16 thousand in 2005 as compared to zero in 2004; all offset by
6) an increase of $273 thousand, or 131%, in corporate overhead allocated from G&A to R&D and S&M based on both the increases in the staff of these areas, and the overall increase in corporate overhead expenses in 2005.

     The Company expects that, if sufficiently funded, its general and administrative expenses will increase moderately as the Company expands.

     The majority of the Company's operating expenses and costs over the next twelve months are expected to be for, and related to, marketing and selling the ANTs Data Server, continuing technical development, and supporting customers.

Other Income (Expense), Net
---------------------------

     The changes in the components of Other Income (Expense), Net for the three and nine-month periods are shown in the table below:

                                                  Three Months ended September 30,         Nine Months ended September 30,
                                                   2005                       2004         2005                       2004
                                                   ----                       ----         ----                       ----
                                                            % Change vs.                            % Change vs.
                                                $ in 000's  Prior Period   $ in 000's   $ in 000's  Prior Period   $ in 000's
                                                ----------  ------------  -----------   ----------  ------------   ----------
Other income (expense):

  Income earned from expired contract                   -             0%           -            -          -100%         311
  Interest income                                       7            40%           5           16            14%          14
  Gain on legal settlement                              1           -50%           2            3           -40%           5
  Write off note receivable from former officer         -             0%           -            -          -100%         (45)
  Write off assets related to office move, net          -             0%           -          (45)          n/a            -
  Interest expense                                     (1)          -86%          (7)          (3)          -98%        (135)
                                                -------------------------------------   -------------------------------------
      Other income (expense), net                       7           n/a            -          (29)         -119%         150
                                                -------------------------------------   -------------------------------------

     The quarter and year-to-date changes were largely attributable to the following: 1) in 2004, the Company recognized $311 thousand in other income related to the expiration of a contract with Net Soft Systems, Inc. - a one-time event; 2) in 2004, a note receivable to a former officer in the amount of $45 thousand was written off; 3) in 2004, $134.4 thousand in non-cash interest expense related to two convertible promissory notes was recognized. Since these notes were converted to stock in July 2004, there was no corresponding expense in 2005; and 4) in 2005, the Company wrote off the net book value of leasehold improvements and security deposits related to the Company's prior facilities in the amount of $45 thousand.

Off-Balance Sheet Arrangements
------------------------------

     During 2003, the Company entered into an operating lease for certain computer equipment used in the Company's development lab. The total original lease obligation was $9,155 and was payable in monthly installments of $254 over a three-year period. The outstanding lease obligation was not previously reported on the balance sheet, as title to the equipment remained with the lessor until the Company paid the total obligation and a buyout fee. As of September 30, 2005, the total outstanding obligation was $0, as the lease was paid in full during the third quarter of 2005.

     On April 27, 2005, the Company entered into a lease with Bayside Plaza, a partnership, for approximately 15,600 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the "Premises"). The Company moved its principal offices to these Premises on May 2, 2005.The Premises are used for the purposes of general office use including, without limitation, hosting server operations and for software development. The lease has an initial term of three years, subject to the Company's right to extend the term of the lease for a total of six additional years. The base rent under this lease is $16,060 per month for the first year, $17,520 per month for the second year and $20,440 per month for the third year. The Company received abated rent for the period from May 1, 2005 to July 30, 2005. In the event that the Lease is not extended, the total obligations of the Company there under amount to $600,060.

     The Company is recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases". The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This results in monthly rental expense of $16,668. During the quarter and nine months ended September 30, 2005, the Company recognized a total of $50,004 and $83,340 respectively, in rental expense for this lease.

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

Capital and Liquidity Resources
-------------------------------

     The Company's cash balance as of September 30, 2005 was approximately $3.8 million, which the Company believes will be adequate to fund its activities through February 2006 at its expected rate of spending. The Company is involved in discussions from time to time with prospective investors in order to raise capital to support its continued operations and although it has consistently raised capital, there can be no assurance that it will be able to obtain capital on acceptable terms, or at all. Over the next twelve months, if sufficiently funded, the Company intends to increase expenditures moderately to substantially as it actively markets and sells the ANTs Data Server and hires additional sales, marketing, and technical personnel. There can be no assurance that the Company's continued product development, infrastructure development and sales and marketing activities will not require a much higher rate of spending than currently projected by management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

     In the third quarter of 2002, the third of four private offerings in 2002 was completed with the sale of 925,000 C Units, at a price of $0.50 per unit (the "C Units"), with each C Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of seventy-five cents ($0.75), exercisable until August 30, 2003. In connection with this offering, the Company paid $19,375 and issued 40,750 C Units in commissions and finder's fees. The gross proceeds of the offering were $462,500. The Company also issued 33 B Units in connection with $25 received in the third quarter 2002 to complete an investment received in the second quarter 2002. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     In the fourth quarter of 2002, the fourth of the four private offerings was completed with the sale of 500,000 C Units. In connection with this offering, the Company paid $37,500 in commissions and finder's fees. The gross proceeds of the offering were $250,000. Also, through a discounted warrant offering, accredited investors exercised 1,942,370 warrants to purchase common stock, at a price of fifty cents ($0.50) per share. In connection with this offering, the Company paid $13,916 in commissions and finder's fees. The gross proceeds from the offering were $971,185. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

     During the first quarter of 2003, the Company sold to accredited investors through a private offering, 20,000 C Units, at a price of fifty cents ($0.50) per C Unit, with each C Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of seventy-five cents ($0.75), exercisable until August 30, 2003. In connection with this offering the Company issued 2,000 C Units in commissions and finder's fees. The gross proceeds of the offering were $10,000. The C Unit offering was closed in January 2003. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     During the first quarter of 2003, the Company sold to accredited investors, through a private offering, 402,497 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. In connection with this offering, the Company paid $16,250 in cash commissions and finders' fees. The gross proceeds from the offering were $301,873. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     From January 1, 2003 through March 31, 2003 two consultants exercised options to purchase an aggregate of 19,750 shares of common stock for the aggregate amount of $11,485.

     During the second quarter of 2003 the Company sold, to accredited investors, through the same private offering, 929,733 D Units at a price of seventy-five cents ($0.75) per D Unit. In connection with this offering, the Company paid $51,024 in cash commissions and finders' fees. The gross proceeds from the offering were $697,300. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     From April 1, 2003 through June 30, 2003, one consultant exercised options to purchase 4,000 shares of common stock for an aggregate amount of $2,080.

     From April 1, 2003 through June 30, 2003, one employee exercised a warrant to purchase 300,000 shares of common stock for the aggregate amount of $75,000.

     During the third quarter of 2003 the Company sold to accredited investors, through the same private offering, 393,833 D Units. In connection with this offering, the Company paid $20,768 in cash commissions and finders' fees. The gross proceeds from the offering were $295,375. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

     During the fourth quarter of 2003 the Company sold to accredited investors, through the same private offering, 823,688 D Units. In connection with this offering, the Company paid $48,750 in cash commissions and finders' fees. The gross proceeds from the offering were $617,766. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     On or about August 4, 2003, the board of directors of the Company extended the expiration date of 1,561,083 warrants from August 31, 2003 to December 31, 2003. Such warrants had been issued by the Company in private offerings in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     In October 2003, one consultant exercised an option to purchase 5,000 shares of common stock for the aggregate amount of $4,000.

     From January 1, 2004 through March 31, 2004, the Company sold to accredited investors, through a private offering, 5,703,159 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one
(1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. The gross proceeds from the offering were $4,277,376. In connection with this offering, the Company issued 33,666 D Units to finders and paid $269,100 in cash commissions. The Company issued an aggregate of 367,240 D Units to the placement agent in connection with the private offering of D Units that commenced in the first quarter of 2003 and closed at the end of the first quarter of 2004. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

     On or about July 14, 2004, the holders of two convertible promissory notes elected to convert such notes. Pursuant to the terms of the notes, the company issued each note holder 400,000 shares of Common Stock of the Company and a warrant to purchase 400,000 shares of Common Stock of the Company at a per share exercise price of $2.00, exercisable until March 31, 2006.

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

     During the fiscal year ended December 31, 2004, 354,019 shares of common stock of the Company were purchased through the exercise of stock options that resulted in cash proceeds to the Company of $388,753. A vendor was awarded 3,300 options on August 19, 2004 as partial compensation for selling the sole and exclusive rights to the domain name, www.ants.com. to the Company. The vendor exercised the options on the same date they were granted at an exercise price of $1.88, resulting in non-cash consideration of $6,204 in the third quarter of 2004, which was charged to marketing expense. The total number of shares purchased through the exercise of stock options for cash and services in 2004 was 357,319.

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

     From July 1, 2005 through September 30, 2005, the Company sold to one accredited investor, through a private offering, 250,000 G Units at a price of one dollar and sixty cents ($1.60) per G Unit, with each G Unit consisting of
(i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and fifty cents ($3.50), exercisable until April 14, 2008. The gross proceeds from the offering were $400,000. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     On or about September 2, 2005, the board of directors of the Company agreed to reduce the warrant exercise price of the 1,901,250 outstanding G Units from three dollars and fifty cents ($3.50) per share to three dollars and twenty-five cents ($3.25) per share.

     From July 1, 2005 through September 30, 2005, the Company sold to accredited investors, through a private offering, 778,125 H Units at a price of one dollar and sixty cents ($1.60) per H Unit, with each H Unit consisting of
(i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008. The gross proceeds from the offering were $1,245,000. As of September 30, 2005, $200,000 of the total funds raised through the H offering was recorded on the balance sheet as common stock subscribed. The Company paid cash commissions of $124,500, and will issue 71,392 H Units to the placement agent in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     During the third quarter of 2005, the Company recognized $8,786 in expense related to issuing 5,492 H Units to a vendor for services. The shares will be issued during the fourth quarter of 2005.

     In January 2005 a sales consultant's contract terminated, and as part of the termination agreement, the Company agreed to extend the period for exercising certain stock options from the standard 90 days allowed under the 2002 Stock Option Plan to one year. On May 1, 2005, the Company recognized non-employee stock compensation expense of $30,130 related to the extension.

     During the nine months ended September 30, 2005, $20,636 in non-employee stock compensation expense was recognized related to the vesting of options held by continuing consultants.

     During the nine months ended September 30, 2005, a total of 103,704 shares of common stock of the Company were purchased through the exercise of stock options, resulting in cash proceeds to the Company of $125,590.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.1 Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
     3.2 Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Company's 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
     10.6 Standard Multi-Tenant Lease Agreement with Bayside Plaza, A
          Partnership.
     14. Code of Ethics, as listed in Exhibit 14 to the Company's 10-KSB filed on March 30, 2004, is hereby incorporated by reference.
     31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     During the fiscal quarter covered by this report, the Company filed the following report on Form 8-K: On August 8, 2005, the Company issued a letter to shareholders to discuss the Company's then current situation, and its progress during 2005.

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

     A failure to obtain additional financing could prevent the Company from executing its business plan. A failure to raise additional funding could prevent the Company from continuing its business after February 2006. The Company anticipates that current cash resources will be sufficient to fund its operations only through February 2006 at its expected rate of spending. The Company believes that, due to an uncertain investment climate, securing additional sources of financing to enable it to complete the development and commercialization of its proprietary technologies is uncertain and there is no assurance of its ability to secure such financing. A failure to obtain additional funding could prevent the Company from making expenditures that are needed to pay current obligations, allow it to hire additional personnel, continue development of the technology or attract customers who are concerned about its ability to continue operations. If the Company raises additional funds by selling equity securities, the relative equity ownership of its existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If the Company raises additional funds through debt financing, it could incur significant borrowing costs and may be unable to service such debt in accordance with its terms.

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

     The Company competes with large companies. The Company operates in a highly competitive industry. Although the Company believes that its technology is unique, can be protected, and, if adopted, will confer benefits that will be otherwise unavailable for some significant time, it faces very large competitors with greater resources who may adopt various strategies to block or slow its market penetration, thereby straining its more limited resources. They may also seek to hinder the Company's operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by offer of highly competitive terms to potential or newly acquired customers.

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

     The Company could face information and product liability risks and may not have adequate insurance. The Company's product may be used to manage data from critical business applications. The Company may become the subject of litigation alleging that its product was ineffective or disruptive in its treatment of data, or in the compilation, processing or manipulation of critical business information. Thus, the Company may become the target of lawsuits from injured or disgruntled businesses or other users. The Company carries product and information liability or errors and omissions insurance, but in the event that the Company is required to defend more than a few such actions, or in the event that it is found liable in connection with such an action, its business and operations may be severely and materially adversely affected.

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


                                            ANTs software inc.


Date: November 14, 2005                     By: /s/ Boyd Pearce
                                                --------------------------------
                                                Boyd Pearce, Chief Executive
                                                Officer and Director


Date: November 14, 2005                     By: /s/ Kenneth Ruotolo
                                                --------------------------------
                                                Kenneth Ruotolo, Chief Financial
                                                Officer and Secretary