Form 10KSB
period 2005-12-31
ANTS SOFTWARE INC
filed 2006-03-29
CIK 796655

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                   FORM 10-KSB

[X] Annual Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2005

[ ] Transition Report Under to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                        Commission file number: 000-16299

                               ANTS SOFTWARE INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 13-3054685
     (State or other jurisdiction of                    (IRS Employer
     Incorporation or Organization)                  Identification Number)

                          700 Airport Blvd., Suite 300
                              Burlingame, CA 94010
           (Address of principal executive offices including zip code)

                    Issuer's Telephone Number: (650) 931-0500

           Securities registered under Section 12(b) of the Act: None

              Securities Registered under Section 12(g) of the Act:
                        Common Stock, $0.0001 par value

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15 (d) of the Exchange Act. [ ]

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Issuer's revenues for its most recent fiscal year, ended December 31, 2005 were: $466,620

     The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing bid price for the common stock on March 1, 2006, as reported on the NASD Bulletin Board system, was approximately $64 million. Shares of common stock held by each officer and director and each person who owns more than 5% of the outstanding common stock have been excluded based upon a determination that such persons are, or may be deemed to be, affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The issuer had 45,239,120 shares of common stock outstanding as of March 1, 2006.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                     PART I

Item 1.  Description of Business.............................................3-6
Item 2.  Description of Property...............................................6
Item 3.  Legal Proceedings.....................................................6
Item 4.  Submission of Matters to a Vote of Security Holders...................6

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............6-7
Item 6.  Management's Plan of Operations....................................8-18
Item 7.  Financial Statements.................................................18
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................18
Item 8A. Controls and Procedures..............................................18
Item 8B. Other Information....................................................19

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.................19-22
Item 10. Executive Compensation............................................22-25
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................26-28
Item 12. Certain Relationships and Related Transactions.......................28
Item 13. Exhibits and Reports on Form 8-K.....................................29
Item 14. Principal Accountant Fees and Services...............................30
Signatures.................................................................31-32

         Certain statements contained in this Form 10-KSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, that there will be no material adverse change in the Company's operations or business, that the Company will meet success in marketing and selling its products, and that the Company will be able to continue to attract and retain skilled employees necessary for its business, among other things. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All of these assumptions are difficult or impossible to predict accurately and many are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company's business and operations, which could cause the Company's financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the ANTs technology or products to work as anticipated, failure to develop commercially viable products or services from the ANTs technology, delays or failure in fundraising efforts, delays in or lack of market acceptance, failures to recruit adequate personnel, and problems with protection of intellectual property, among others. The words "believe," "estimate," "expect," "intend," "anticipate" "should", "could", "may", "plan" and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Annual Report on Form 10-KSB, the inclusion of such information should not be regarded as a representation by the Company that the Company's objectives or plans will be achieved. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                     PART I

Item 1.  Description of Business

The Company
-----------

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

Current and Planned Operations
------------------------------

         The Company is engaged in the development and marketing of a relational database management system, the ANTs Data Server, that it believes can dramatically reduce costs and can improve performance in a wide range of applications. The Company's operations currently comprise marketing its product and research and development related to adding features and testing and refining the product. The Company has realized $466,620 in revenues through December 31, 2005. As of the filing of this report, the Company believes it has funds for continued operations, at expected spending levels, through July 2006. The Company anticipates that, if sufficiently funded over the next twelve months, its focus will be: continued marketing of its first product, supporting customers, and research and development.

         As of March 1, 2006, the Company had 41 full-time employees. In order for the Company to execute its plans it will need to hire and retain additional personnel. The Company plans to increase the number of its: technical personnel by four, sales, marketing and support personnel by eight and administrative personnel by two by the end of 2006.

Technology and Intellectual Property
------------------------------------

Overview

         The ANTs Data Server is based on technologies that provide an advantage
over  other  relational   database   management  systems  (RDBMS's):   Universal
Compatibility and the ANTs Concurrency Engine.

Universal Compatibility

         Applications written to work with one RDBMS are typically incompatible with other RDBMSs due to proprietary extensions developed and popularized by other RDBMS vendors. This has the effect of locking in customers to one RDBMS vendor because it will generally be cost-prohibitive and time-consuming to port an application which currently works with one RDBMS to work with another RDBMS. ANTs has developed technology that allows the ANTs Data Server to natively process these proprietary extensions from almost all popular RDBMS vendors. This technology, which is tightly integrated into the ANTs Data Server, allows customers to port applications to the ANTs Data Server more easily and at less cost. ANTs believes that this universal compatibility technology is not present in any other RDBMS product.

The ANTs Concurrency Engine (ACE)

         Applications which require access to rapidly changing, shared data often suffer from poor performance and scalability because of database locking. The ANTs Concurrency Engine (ACE), which comprises a highly efficient data-processing engine coupled with lock-free data structures, eliminates virtually all data locking. ACE is architected into the core of the ANTs Data Server and enables performance improvements of two to fifteen times over other RDBMS's. The Company has applied for eight patents on the concepts which underlie ACE, four of which have been granted by the Patent and Trademark Office.

         ACE consists of two key components:

          o    A highly efficient data processing engine
          o    Concurrency enabling lock-free data structures

The Data Processing Engine

         For many years, shared data manipulation due to locking in the database has been the bottleneck in application performance and scalability. ANTs studied this problem and developed a revolutionary way of organizing the work associated with manipulating data. The data processing engine at the heart of the ANTs Data Server reorganizes tasks so as to avoid locking. The result is an entirely new approach to the process by which data is managed.

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

          o Cache synchronization conflicts that occur when shared data is distributed in multiple caches or multiple clients

         The Company's innovative lock-free data structure technology, which virtually eliminates index-locking, allows index operations which, to the Company's knowledge, are not possible with existing RDBMS's. Locks not only cause waiting, they also can cause severe cache synchronization conflicts, which ACE also eliminates. Operations that would significantly decrease performance in an index-dependent application, such as adding or modifying items, should, when using the ANTs Data Server, execute concurrently at maximum speed.

         Using the ANTs Data Server, developers can design applications knowing that they will handle operations under loads that are now generally impossible, even when the data are rapidly changing. The Company has several patent-pending designs for the implementation and deployment of lock-free data structures.

Patents

         The Company has developed several proprietary technologies, all of which it believes must be present to achieve results comparable to the ANTs Data Server. During 2000 and 2001, the Company filed eight patent applications to obtain protection for its intellectual property. The Company has been granted four patents. The remaining four applications are pending and the Company awaits the Patent and Trademark Office's action on those. The Company also claims copyright, trade secret and trademark protection in aspects of its business and technology and new intellectual property is under development on an ongoing basis. The Company was granted three patents related to hardware designs developed during a time when the Company was producing a supercomputer: U.S. Patents No. 4,484,262 (granted on November 20, 1984) and No. 4,707,781 (granted on November 17, 1987) on its Shared Memory Computer Method and Apparatus, and U.S. Patent No. 5,438,680 (granted on August 1, 1995) on its Method and Apparatus for Enhancing Concurrency in a Parallel Digital Computer. In April 2001, U.S. Patent No. 4,484,262 expired. In January 2003, the Company chose not to pay the maintenance fee for U.S. Patent No. 5,438,680 and in November 2004, U.S. Patent No. No. 4,707,781 expired. These three patents were related to hardware and had no usefulness for any business activity the Company now conducts.

Product, Markets, Product Strategy and Market Entry
---------------------------------------------------

ANTs Data Server

         The Company's first product is the ANTs Data Server (ADS) a standards-compliant SQL relational database management system (RDBMS). ADS, which incorporates the Company's universal compatibility and lock-free data structure technologies can provide customers with a low cost, high-performance alternative to most traditional RDBMS's. ADS can be deployed on hardware running the Linux Windows, and Solaris operating systems.

Target Markets


         The Company markets ADS to Chief Information Officers, Chief Technology Officers and application and database architects. The Company believes that ADS offers an attractive cost/performance advantage for existing or new applications. The Company focuses on opportunities in large organizations and with independent software vendors where cost and application performance demands dictate a willingness to look at new solutions.

Competition

         The Company operates in the RDBMS segment of the software market and competes against high-performance and general-purpose RDBMS's. High-performance competitors include: Kx Systems, Inc., FAME Information Systems, Inc., Solid Information Technology, Inc. and the TimesTen product from Oracle Corporation. General-purpose competitors include: Oracle, Microsoft, IBM, MySQL AB, InterSystems Corporation, Enterprise DB and Sybase, Inc. Business conditions in the RDBMS market are highly competitive for a number of reasons, including: the market is dominated by very large companies with extensive financial, marketing, and engineering resources; the market is well-established and some customers have built up extensive infrastructure around competitive RDBMS products. The Company's success will likely require that it win business from established competitors, and as a new entrant in the RDBMS market, the Company's product may have less functionality than customers are accustomed to.

Revenue Model

         The Company intends to generate revenue primarily through licensing, maintenance, and integration/customization fees. The Company intends to license ADS to Independent Software Vendors ("ISV's") whom it expects will customize it for use with their applications. The Company also intends to license ADS to end-users and to sell ADS through re-sellers and system integrators.

Item 2.  Description of Property.

         The Company's headquarters are located at 700 Airport Blvd., Suite 300, Burlingame, California. The Company now leases approximately 15,000 square feet. To accommodate expected growth, on May 1, 2005 the Company moved into facilities approximately three times larger than the offices it was renting in 2004 and first few months of 2005. The Company incurred certain costs associated with the move and its rent approximately tripled.

Item 3.  Legal Proceedings.

         The Company is not a party to any material pending legal proceeding and, to best of its knowledge, no such action by or against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the Company's shareholders for a vote from October 1, 2005 to December 31, 2005.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

    (a)  Price Range of Common Stock

         The Company's common equity is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "ANTS".

         The following is the range of high and low closing bid prices of the Company's stock, for the periods indicated below. This information was obtained from Yahoo! Finance Historical Quotes, and can be found at the following Internet address: http://finance.yahoo.com/q/hp?s=ANTS.OB.

                                                     High              Low

Quarter Ended December 31, 2005                     $2.90             $1.80
Quarter Ended September 30, 2005                     3.10              1.94
Quarter Ended June 30, 2005                          3.40              2.10
Quarter Ended March 31, 2005                         4.05              2.10

Quarter Ended December 31, 2004                     $2.02             $1.04
Quarter Ended September 30, 2004                     2.17              1.60
Quarter Ended June 30, 2004                          2.25              1.80
Quarter Ended March 31, 2004                         2.95               .80

         The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

         As of March 1, 2006 there were 45,239,120 shares of common stock issued and outstanding and 1,523 registered holders of record of the Company's common stock.

    (b)  Dividend Policy

         The  Company  has  not   declared  or  paid  cash   dividends  or  made
distributions in the past, and it does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

    (c)  Recent Sales of Unregistered Securities

         From November 1, 2005 through December 31, 2005, the Company sold to accredited investors, through a private offering, 848,750 "H" Units at a price of one dollar and sixty cents ($1.60) per H Unit, with each H Unit consisting of
(i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008. The gross proceeds from the offering were $1,358,000. In connection with this private offering, the Company paid cash commissions of $64,000 in 2005 and $20,000 in the first quarter of 2006, and issued 41,364 H Units, to a placement agent in February 2006. At December 31, 2005, the placement agent shares were recorded in Common Stock Subscribed at a value of $72,801, or $1.76 per H Unit, the purchase price paid by the placement agent. The Company also issued 4,375 H Units as finders' fees. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         On or about November 15, 2005, the Company sold to one accredited investor, through a private offering, 1,000,000 "I" Units at a price of one dollar and sixty cents ($1.60) per I Unit, with each I Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until November 9, 2009. The gross proceeds from the offering were $1,600,000. The sale of these securities was made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         From November 28, 2005 through December 31, 2005, the Company offered all shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.50 per share. A total of 1,067,687 warrants were exercised, resulting in gross proceeds to the Company of $1,601,531. The Company paid cash commissions of $39,125 to a placement agent in connection with these warrant exercises in the first quarter of 2006. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         See Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Item 6.  Management's Plan of Operations.

         The Company is engaged in the development and marketing of a relational database management system, the ANTs Data Server, that it believes can dramatically reduce costs and can improve performance in a wide range of applications. The ANTs Data Server is a standards-compliant SQL relational database management system that incorporates the Company's universal compatibility and lock-free data structure technologies to provide customers with a low cost, high-performance alternative to most traditional database management systems. The Company anticipates that, if sufficiently funded, over the next twelve months its focus will be: continuing to market its first product (the ANTs Data Server), supporting customers, and research and development.

Technology Development
----------------------

         Over the next twelve months, assuming the Company is sufficiently funded, the Company intends to continue to improve and add functionality to the ANTs Data Server. The Company has built out the basic functionality to the point where it believes that virtually all additional functionality will be driven by partner or customer demand. The Company intends to actively engage prospective partners and customers to determine what features are and will be most in demand. The Company intends to mobilize its engineering resources around developing those features.

Marketing
---------

         The  benefits  of  the  Company's  Universal   Compatibility  and  ANTs
Concurrency Engine technologies apply to a wide variety of potential customers and partners. Accordingly, the Company's go-to-market strategy includes:

     o Focus on large enterprise customers who can realize significant savings by migrating applications away from expensive RDBMS's and to the ANTs Data Server.
     o Focus on industry segments where high-performance applications demand a high-performance database.
     o    Sell the ANTs Data Server through three sales channels;
               o    Direct sales to end-users.
               o Through independent software vendors who will incorporate the ANTs Data Server with their own product which they will sell to their customers.
               o Through value added resellers and system integrators - companies which generally have deep expertise in certain vertical markets and who integrate the best products to develop complete solutions for their customers.


Raising Capital
---------------

         During 2005, the Company secured approximately $13.2 million in financing through private offerings and the exercise of warrants related to private offerings of Company securities and approximately $125,000 through the exercise of stock options. To carry out its plan of operation, the Company anticipates that over the next twelve months it will require an additional $8-10 million. The Company currently intends to consider a number of avenues to raise these additional operating funds: 1) in the past the Company has been successful in raising funds through private placements of its stock to accredited investors and anticipates that it will continue to raise funds through private placements to these accredited investors, 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and 3) the Company expects to continue generating revenue in 2006, and if successful, this will be a source of operating funds. The Company is pursuing all three avenues, however, it believes, that due to an uncertain investment climate, securing additional investment will be difficult.

         The majority of the Company's operating expenses and costs over the next twelve months are expected to be for and in connection with, marketing and selling the ANTs Data Server, continuing technical development, and supporting customers. As of March 1, 2006, the Company had 41 full-time employees. The
Company views the recruitment of additional qualified sales, marketing, and technical personnel as essential to the further development and commercialization of its proprietary technologies. The Company expects its personnel and other operating costs will increase moderately to substantially over current levels.

Results of Operations
---------------------

         The results of operations for the fiscal years ended December 31, 2005 and 2004 are summarized in the table below.

                                        Summary of Statements of Operations
                                      ----------------------------------------
                                           (in 000's except per share data)
                                            For Years ending December 31,
                                      ----------------------------------------
                                            2005             2004     % Change
                                            ----             ----     --------


Revenues                              $        467     $          -        N/A
Operating expenses                           9,155            5,060        81%
                                      -------------    -------------  --------
   Loss from operations                     (8,688)          (5,060)       72%

Other income (expense), net                    (16)               -       N/A
                                      -------------    -------------  --------
   Net loss                                 (8,704)          (5,060)       72%
                                      =============    =============  --------

Net loss per share -
   basic and diluted                  $      (0.22)    $      (0.16)       38%
                                      =============    =============  --------

Shares used in computing basic and
   diluted net loss per share
    (in 000's)                              40,419           32,501        24%
                                      =============    =============  --------

Revenues
--------

         During fiscal 2005, the Company invoiced an aggregate of $525,223, comprising $505,723 related to the license of the ANTs Data Server and related one-year maintenance and support agreements, and $19,500 related to professional services. Of the total invoiced amount related to the ANTs Data Server, the Company recognized license fee revenue of $397,500 in the statements of operations for the year ended December 31, 2005, and deferred revenue of $108,223 related to one-year support and maintenance contracts on the balance sheet. The Company earned $49,620 of the total deferred revenue in fiscal 2005, leaving a total of $58,603 in deferred revenue on the balance sheet as of December 31, 2005. The deferred revenue is being amortized ratably over the twelve-month period from the contract dates. The professional services fees were earned and recognized as revenue during fiscal 2005.

Of the total revenue of $466,620 that was recognized in 2005, the Company earned 82%, or $384,500, from contracts with two independent software vendors.

Operating Expenses
------------------

         Operating expenses for the fiscal years ending December 31, 2005 and 2004 were as follows:

                                   Operating Expenses - Fiscal Years ended December 31,
                                              2005                         2004
                                              ----                         ----
                                                       %Change
                                                          vs.
                                               % of      Prior                      % of
                                 $  in 000's   Total     Period      $ in 000's     Total
                                ----------------------------------------------------------

Sales and marketing              $    3,618      40%      131%       $    1,564        31%
Research and development              3,590      39%       70%            2,109        42%
General and administrative            1,947      21%       40%            1,387        27%
                                ----------------------------------------------------------
    Total operating expenses     $    9,155     100%       81%       $    5,060       100%
                                ==========================================================


         During fiscal 2004, the Company was in the early phase of its transition from basic product research and development ("R&D") to sales and marketing ("S&M"), supported by ongoing R&D. In 2004, the Company's S&M staff averaged 5; during fiscal 2005 the S&M staff averaged 12, an increase of 140%. Costs for all direct marketing and sales activities (travel and entertainment, lead generation programs, events & promotions, the use of outside consultants, advertising, public relations, printing, etc.) increased from $827 thousand in 2004 to $1.5 million in 2005, an increase of $673 thousand, or 81%.

         From 2004 to 2005, S&M expense increased from 31% to 40% of total operating expenses, while over the same time period, R&D expense declined from 42% to 39% of total operating expenses. General and administrative ("G&A") expenses also declined, from 27% to 21% of total operating expenses.

         All areas of the Company expanded in 2005 as the Company added personnel and relocated its offices to accommodate growth. Total average full-time staff increased from 23 in 2004 to 35 in 2005, an increase of 52%.

Sales and Marketing Expenses
----------------------------

         Sales and marketing expenses consist primarily of employee salaries and benefits, consultants' fees, travel, marketing programs (trade shows, public relations, lead generation programs), marketing and sales literature and presentations, and allocation of corporate overhead.

         Total S&M expenses increased from $1.6 million in fiscal 2004 to $3.6 million in 2005, an increase of $2.0 million, or approximately 131%, due primarily to the following: 1) An increase in total compensation expense of $1.1 million, or 202%. Total S&M staff averaged 12 over fiscal 2005 compared to an average of 5 in fiscal 2004, an increase of 7 people, or 140%. Sales bonuses and commissions were $296 thousand in 2005 compared to $141 thousand in 2004, an increase of $155 thousand, or 110%. The ratio of bonuses and commissions paid in 2005 to sales revenue earned in 2005 is not necessarily indicative of the level of bonuses to be paid in future years. Additionally, termination expenses of $125 thousand were incurred for two people in 2005, as compared to $0 in 2004;
2) an increase in professional fees for the execution of marketing and lead generation programs, web-site design and maintenance, printing and other, from $502 thousand in 2004 to $591 thousand in 2005, an increase of $89 thousand, or 18%; 3) an increase in direct sales and marketing expenses (public relations, advertising, events and promotions and other) from $166 thousand in 2004 to $575 thousand in 2005, an increase of $409 thousand or 246%; 4) an increase in sales-related travel expenses from $159 thousand in 2004 to $343 thousand, an increase of $184 thousand, or 116%. During 2005 as compared to 2004, the Company experienced both a significant increase in numbers of sales staff calling on potential customers, and greatly increased activity in international and domestic markets outside California; and 5) an increase in the allocation of general corporate overhead from $157 thousand in 2004 to $400 thousand in 2005 an increase of $243 thousand or 155%. The increase in allocated overhead resulted from both the increase in S&M staff in 2005, as well as the increase in total general and administrative expenses during 2005.

         The Company expects that, if sufficiently funded, its marketing and sales expenses will increase moderately to substantially as more marketing and sales personnel are hired and more programs are implemented.

Research and Development Expenses
---------------------------------

         Research and development expenses comprise primarily employee salaries and benefits, fees to consultants, depreciation on equipment and software, and allocation of corporate overhead. Throughout most of 2004, the Company's activities were focused largely on the basic R&D process related to developing and rendering the product viable for potential customers. In 2005 R&D focused primarily on supporting sales activities by adding new features, testing and refining the product based on feedback from customers and potential customers, and demonstrating proofs of conversion (from other RDBMSs to the ANTs Data Server) for potential customers.

         Total R&D expenses increased from $2.1 million in 2004 to $3.6 million in 2005, an increase of $1.5 million, or approximately 70%. Major contributors to the increase included: 1) An increase in total compensation expense from $1.7 million in 2004 to $2.5 million in 2005, an increase of $800 thousand, or 47% due to: i) an increase in R&D staff from an average of 14 in 2004 to 17 in 2005, an increase of 3 people, or 21%; ii) raises for all R&D personnel in 2005; and
iii) $99.2 thousand paid to R&D senior management pursuant to salary agreements with the Company dated October 29, 2004; 2) an increase in equipment depreciation expense from $159 thousand in 2004 to $242 thousand in 2005, an increase of $83 thousand, or 52%. In 2005, the Company increased property, plant and equipment by $620 thousand; the majority of which was related to R&D computers and upgrades to electrical and air conditioning systems in the Company's development lab; 3) an increase in professional fees from $82 thousand in 2004 to $568 thousand in 2005, an increase of $486 thousand, or 593%, as the Company engaged the services of a significantly larger number of on and off-shore consultants for software development and quality assurance testing; and 4) an increase in the allocation of general corporate overhead from $153 thousand in 2004 to $303 thousand in 2005, an increase of $150 thousand, or 98%. Allocation of corporate overhead increased in 2005 due both to the increase in the average number of R&D staff in 2005, and the increase in total general and administrative expenses during 2005.

         The Company expects that, if sufficiently funded, its research and development expenses will increase moderately over the next twelve months as additional staff and consultants are hired and additional hardware is purchased.

General and Administrative Expenses
-----------------------------------

         General  and   administrative   expenses  comprise  primarily  employee
salaries and benefits, professional fees (legal, accounting, investor relations, and recruiting), facilities expenses and insurance.

         Total G&A expense increased from $1.4 million in 2004 to $1.9 million in 2005, an increase of $500 thousand, or approximately 40%. The increase resulted primarily from: 1) an increase in employee compensation and benefits expense from $652 thousand in 2004 to $1.4 million in 2005, an increase of $748 thousand or 115%. Factors contributing to the increase in 2005 included: i) an increase in medical insurance premiums from $102 thousand in 2004 to $259 thousand in 2005, an increase of $157 thousand, or 154%, due to premium raises in July 2005 that averaged approximately 7%, as well as an increase in the number of personnel covered under the medical plan; ii) an increase in salaries and payroll taxes from $472 thousand in 2004 to $997 thousand in 2005, an increase of $525 thousand, or 111%, resulting largely from: a) hiring a new executive officer (Mr. Boyd Pearce, formerly President of the Company, now CEO) in October 2004 which resulted in additional expense of $150 thousand in 2005;
b) a bonus of $100 thousand paid to Mr. Pearce pursuant to his employment contract; c) $100 thousand paid to executive officers pursuant to salary agreements with the Company dated October 29, 2004; d) hiring a full-time controller and in-house recruiter in 2005 whereas in 2004 the Company employed part-time independent contractors in these positions. These new full-time positions increased employee compensation expense by approximately $125 thousand in 2005 over 2004; 2) an increase of $180 thousand, or 154%, in facilities expense from $117 thousand in 2004 to $297 thousand in 2005. The Company moved its offices in May 2005 to larger facilities which increased monthly rent expense from $6 thousand in 2004 to $16.7 thousand, or 267%, while utilities costs also increased from $50 thousand in 2004 to $110 thousand in 2005, or 120%, due to significant additions of computer hardware in the Company's development lab, requiring more electricity and air conditioning; 3) a charge in 2005 for bad debt expense of $16 thousand compared to $0 in 2004; 4) an increase in professional fees of $81 thousand, or 19%, from $417 thousand in 2004 to $498 thousand in 2005. The increase in professional fees resulted largely from increases in legal and investor relations fees due to increased capital raising activity in 2005; and 5) the increases in total G&A expenses were partially offset by an increase in the amount of general corporate overhead allocated to R&D and S&M, thereby reducing total expenses for the G&A department. In 2005, the amount of corporate overhead allocated to other departments was $702 thousand as compared to $312 thousand in 2004, an increase of $390 thousand, or 125%.

         The Company expects that, if sufficiently funded, its general and administrative expenses will increase moderately as the Company expands. In 2006, the Company will be required to implement the processes and procedures necessary to effect compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition to consulting expenses, the Company will incur increased audit fees, as the outside auditors will be required to issue an opinion on the effectiveness of the Company's internal controls over the financial reporting process during 2006. Although the Company's total cost of compliance with
Section 404 in 2006 is presently unknown, preliminary investigation indicates the cost could total $300 thousand to $500 thousand.

         The majority of the Company's operating expenses and costs over the next twelve months are expected to be for, and related to, marketing and selling the ANTs Data Server, continuing technical development, and supporting customers.

Other Income (Expense), Net
---------------------------

         The components of Other Income (Expense), Net for the fiscal years ending December 31, 2005 and 2004 are presented in the table below.

                                                Fiscal Years ended December 31,
                                                2005                     2004
                                                ----                     ----
                                                         % Change
                                                             vs.
                                                           Prior
                                             $ in 000's    Period    $ in 000's
                                             ----------  ----------  -----------
      Other income (expense):
        Income earned from expired contract       $  -       (100)%       $311
        Interest income                             24          33%         17
        Gain on legal settlement                     6           0%          6
        Write off note receivable from
              former officer                         -       (100)%        (45)
        Write off assets related to office
         move, net                                 (41)        n/a           -
        Interest expense                            (5)       (98)%       (289)
                                             -----------------------------------
             Other income (expense), net          $(16)        n/a        $  -
                                             -----------------------------------

         The changes from 2004 to 2005 result primarily from the following: 1) in 2004, the Company recognized $311 thousand in other income related to the expiration of a contract with Net Soft Systems, Inc. - a one-time event; 2) in 2004, a note receivable to a former officer in the amount of $45 thousand was written off; 3) in 2004, $286 thousand in non-cash interest expense related to two convertible promissory notes was recognized. Since these notes were converted to stock in July 2004, there was no corresponding expense in 2005; and
4) in 2005, the Company wrote off the net book value of leasehold improvements and security deposits related to the Company's prior facilities in the net amount of $41 thousand.

Off Balance Sheet Arrangements
------------------------------

         During 2003, the Company entered into an operating lease for certain computer equipment used in the Company's development lab. The original lease obligation was $9,155 and was payable in monthly installments over a three-year period. The outstanding lease obligation was not reported on the balance sheet as title to the equipment remained with the lessor until the Company paid the total obligation and a buyout fee. On December 31, 2005 the outstanding obligation was approximately $2,350. The Company paid this lease in full during the first quarter of 2006.

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

         The Company is recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases". The base rent, the effects of the schediled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This resulted in monthly rental expense of $16,668 from May 1, 2005 through December 31, 2005. During the fiscal years ended December 31, 2005 and 2004, the Company recognized a total of $133,344 and $0 respectively, in rental expense for this lease.

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

         The Company believes the following represents its critical accounting policies:

               o    Revenue recognition
               o    Stock-based compensation
               o    Income taxes

         Revenue Recognition - The Company recognizes revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue
Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Revenue consists primarily of revenue earned under agreements for software licenses, maintenance and support (otherwise known as post-contract customer support or "PCS") and professional services.

         The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, revenue is deferred based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software license arrangements, which comprise prepaid license and maintenance support fees, is recognized when all of the following criteria are met:

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

Recent Accounting Pronouncements

         In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 05-6 ("Issue"), "Determining the Amortization Period for Leasehold Improvements". This Issue provides guidance on determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Such leasehold improvements should be amortized over the lesser of the useful life of the asset, or the lease term that includes reasonably assured lease renewals. This Issue is effective for leasehold improvements acquired in the periods beginning after July 1, 2005. The Company does not expect the adoption of EITF No. 05-6 to have a material effect on its financial statements.


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

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised),
"Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123 and supersedes APB 25. SFAS 123(R) is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) applies to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards vest, are modified, repurchased or cancelled after the effective date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company adopted SFAS 123(R) effective January 1, 2006.

Capital and Liquidity Resources
-------------------------------

         The Company anticipates that if sufficiently funded, it will increase expenditures moderately to substantially over the next twelve months as it markets, sells and supports the ANTs Data Server and hires additional sales, marketing, and technical personnel. The Company's cash balance as of March 1, 2006 was approximately $4.5 million which, it believes, will be adequate to fund its activities through July 2006 at its expected rate of spending. There can be no assurance that the Company's continued product development and infrastructure development will not require a much higher rate of spending. The Company will pursue a number of avenues to raise additional operating funds: 1) in the past the Company has been successful in raising funds through private placements of its stock and anticipates that it will continue to raise funds through private placements, 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and 3) the Company expects to continue generating revenue in 2006, and if successful, this will be a source of operating funds. The Company is pursuing all three avenues, however, it believes, that due to an uncertain investment climate, securing additional investment will be difficult.

Risk Factors Associated With The Company's Business and Future Operating Results
--------------------------------------------------------------------------------

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

         Market acceptance of the Company's products and services is not guaranteed. The Company is at an early stage of development and its earnings will depend upon market acceptance and utilization of its intended products and services. Customer evaluation cycles are long and customers will look carefully at the Company's ability to support its product before making a purchase decision. There can be no assurance that the Company's product and technology development efforts will result in new products and services, that the market will broadly accept the Company's products, or that the Company's products will be successfully introduced, accepted and purchased.

         The Company faces competition from large companies. The Company operates in a highly competitive industry. Although the Company believes that its technology is unique, can be protected, and, if adopted, will confer benefits that will be otherwise unavailable for some significant time, it faces very large competitors with greater resources who may adopt various strategies to block or slow its market penetration, thereby straining the Company's more limited resources. Such competitors may also seek to hinder the Company's operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by offer of highly competitive terms to potential or newly acquired customers.

         The Company focuses on the research and development of its proprietary technologies and the marketing of its first product. The Company's present focus is on the marketing and sales of its first product and on research and development of its proprietary technologies. The Company believes that these technologies are the basis for highly marketable commercial products. However, there can be no assurance that a commercial market will develop in the future, and it is possible that the Company's proprietary technologies and products will have no commercial benefit or potential. In addition, from the Company's inception through December 31, 2005, it has recognized minimal operating revenues.

         The Company will need to continue its product development efforts. The Company's product is relatively new. The Company believes that (i) it will have to continue to offer more and better features and expand the performance and capability of its product, as well as, (ii) continue to provide increased and specialized technical expertise. The Company believes that its market will be characterized by increasing technical sophistication and robust competitive product features. There is no assurance that the Company will not fall technologically behind competitors with greater resources or that new features of competitive products will not yield more or better market acceptance than features in the Company's product. Although the Company believes that it enjoys a lead in its product development and introduction, and is hopeful that its patents provide some protection, it will likely need significant additional capital in order to continue to enjoy a technological lead over competitors with more resources, and ensure that it's product includes capabilities and features desired by customers.

         The Company faces rapid technological change. The market for the Company's products and services is characterized by rapidly changing technologies, extensive research and the introduction of new products and services. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop, manufacture and market new products and services. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be able to develop and introduce new products and services or enhance its initial product in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in its target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect the Company's competitive position, financial condition and results of operations.

         The Company is dependent on new demand for its products and services. The success of the Company's business depends upon demand for and use of its technology, products and services in general and the demand for cost effectiveness, additional computing power, and speed in particular. The Company's product is new and the Company may encounter substantial market resistance. In the event sufficient demand does not develop, the Company's business and results of operations would be materially adversely affected. The Company believes that there appears to be increased demand for cost effectiveness, computing power, and speed, but if general economic conditions decline or hardware and memory advances make such cost effectiveness, power, and speed more readily available, then adoption, use and sales of the Company's products and services may be materially adversely affected.

         A failure to obtain additional financing could prevent the Company from executing its business plan. A failure to raise additional funding could prevent the Company from continuing its business after July. The Company anticipates that current cash resources will be sufficient to fund its operations only through July 2006 at its expected rate of spending. The Company believes that, due to an uncertain investment climate, securing additional sources of financing to enable it to complete the development and commercialization of its proprietary technologies is uncertain and there is no assurance of its ability to secure such financing. A failure to obtain additional funding could prevent the Company from making expenditures that are needed to pay current obligations, allow it to hire additional personnel, continue development of the technology or attract customers who are concerned about its ability to continue operations. If the Company raises additional funds by selling equity securities, the relative equity ownership of its existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. In the past, the Company has sold restricted shares of common stock in private offerings at a price discounted from that of the then current market price for freely tradable stock, which could increase this dilutive affect. If the Company raises additional funds through debt financing, it could incur significant borrowing costs.

         If the Company is unable to protect its intellectual property, its competitive position would be adversely affected. The Company relies on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with its employees and others to protect its intellectual property. Despite the Company's precautions, unauthorized third parties may copy its products and services or reverse engineer or obtain and use information that it regards as proprietary. The Company has filed patent applications and intends to file more. The Company has been granted four patents, however the Company does not know if the pending applications will be granted or whether it will be successful in prosecuting any future patents. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. The Company's means of protecting its proprietary rights may not be adequate and third parties may infringe or misappropriate its patents, copyrights, trademarks and similar proprietary rights. If the Company fails to protect its intellectual property and proprietary rights, its business, financial condition and results of operations would suffer. The Company believes that it does not infringe upon the proprietary rights of any third party, and no third party has asserted a patent infringement claim against it. It is possible, however, that such a claim might be asserted successfully against the Company in the future. In such an event, the Company may be forced to suspend its operations to pay significant amounts to defend its rights, and a substantial amount of the attention of its management may be diverted from its ongoing business, which can materially affect its ability to attain and maintain profitability.

         The Company depends on its key personnel and may have difficulty attracting and retaining the skilled staff it needs to execute its growth plans. The Company's success will be dependent largely upon the personal efforts of its Chairman, Francis K. Ruotolo, Chief Executive Officer, Boyd Pearce, President, Joseph Kozak, and other senior managers. The loss of key staff could have a material adverse effect on the Company's business and prospects. To execute its plans, the Company will need to hire additional staff and retain current employees. If sufficiently funded, the Company plans to increase its technical, marketing, and administrative personnel. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. The Company may not be successful in attracting or retaining such qualified personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. If the Company is unable to hire, train and manage new skilled and experienced employees as needed, it would be unable to support its planned growth and future operations.

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

         Future profitability is not guaranteed. The Company has recognized minimal operating revenues totaling approximately $466,000 for the year ended December 31, 2005. There is no assurance that the Company's plans will be realized, that it will be able to generate substantial additional revenues, or that it will achieve profitability in the future.

         Limited market for the Company's common stock. The Company's common stock is not listed on any exchange and trades in the over-the-counter (the "OTC") market. As such, the market for the Company's common stock is limited and is not regulated by an exchange. Further, the price of the Company's common stock and its volume in the OTC market may be subject to wide fluctuations.

         The Company has a long corporate existence and was inactive during much of its corporate history. The Company was formed as the Sullivan Computer Corporation, incorporated in Delaware in January 1979. The Company was privately owned until late 1986, at which time its common stock began trading in the over-the-counter market. This trading was a result of the registration of the Company's common stock pursuant to the merger with CHoPP Computer Corporation, a British Columbia corporation. During the period from mid-1987 through late 1999, the Company had few or no employees. The Company's operating activities were limited and were largely administered personally by its former Chairman. Due to the passage of time and the poor condition of financial and other records, there can be no assurance that all matters which should have received attention during this period of inactivity have been addressed at this date.

         The Company has indemnified its officers and directors. The Company has indemnified its Officers and Directors against, and has limited their exposure to, possible monetary liability, all to the maximum extent permitted under Delaware law.

         Limitation on ability for control through proxy contest. The Company's Bylaws provide for a Board of Directors to be elected in three classes. This classified Board may make it more difficult for a potential acquirer to gain control of the Company by using a proxy contest, since the acquirer would only be able to elect two directors, of the six directors currently serving, or two or three directors if the current vacancy on the Board of Directors is filled, thereby bringing the total number of directors to seven, at each shareholders meeting held for that purpose.

         The Company will incur significant costs in compliance with Section 404 of the Sarbanes-Oxley Act of 2002. During the 2006 fiscal year the Company anticipates it will incur significant costs in ensuring that its system of internal controls over financial reporting is implemented through clear policies and procedures and appropriate delegation of authority and segregation of responsibility, all in compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In doing this, the Company will need to ensure that its system of internal controls is reviewed, tested, modified and improved as they are created and implemented, and ensure that appropriate changes are made in response to events which occur in the Company's business and operations.


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

Item 8B. Other Information

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The following table sets forth information with respect to the Company's current executive officers, principal employees, consultants and directors as of March 1, 2006.

Name                     Age    Position

Francis K. Ruotolo........68    Chairman, Class 3 Director, term expires
                                in 2006

Boyd Pearce...............61    Chief Executive Officer, Class 1 Director,
                                term expires in 2007

Joseph Kozak..............55    President

Homer G. Dunn.............65    Class 2 Director, term expires in 2008

John R. Gaulding..........59    Class 3 Director, term expires in 2006

Thomas Holt...............60    Class 1 Director, term expires in 2007

Robert Henry Kite.........51    Class 2 Director, term expires in 2008

Clifford Hersh............58    Managing Director and Chief Scientist

Kenneth Ruotolo...........45    Chief Financial Officer, Executive Vice
                                President, Finance and Administration,
                                and Secretary

Jeffrey R. Spirn, Ph.D....57    Vice President, Research and Development

Girish Mundada............38    Vice President, Engineering


Francis K. Ruotolo, Age 68

         Francis Ruotolo is Chairman of the Board of the Company. Mr. Ruotolo became Chairman of the Board, Chief Executive Officer and President in January 2001. Prior to that time, he was a member of the Board of Advisors. Before joining the Company, Mr. Ruotolo was a director in the consulting practice of Deloitte & Touche. Prior to working at Deloitte Consulting Mr. Ruotolo was CEO of The Futures Group, a long term strategic planning consultancy whose clients included: IBM, American Airlines, Monsanto, Ford Motor Co., Pfizer, and numerous departments of the federal government. Mr. Ruotolo was Senior Vice President of Macy's California for seven years and held the same position at Lord & Taylor in New York. Mr. Ruotolo holds a BA degree in English/Journalism from Northeastern University, Boston, MA. Mr. Ruotolo resigned as President of the Company in March 2003 and resigned as the Company's Chief Executive Officer effective January 31, 2005. Mr. Ruotolo is the father of the Corporate Secretary and Chief Financial Officer, Kenneth Ruotolo.

Boyd Pearce, Age 61

         Boyd Pearce joined the Company's Board of directors in January 2005. Mr. Pearce also serves as the Company's Chief Executive Officer. Prior to joining the Company in October 2004, Mr. Pearce was an Independent Consultant from October 2002 through October 2004; Chief Sales and Marketing Officer at CoVia from October 2001 through September 2002; CEO of eSOLD.com from March-September 2001; VP and General Manager USA, Hitachi Data Systems from March 1999 through February 2001. Mr. Pearce completed a Bachelor of Arts from the University of Kansas in 1967, majoring in Chemistry and Mathematics. He has also attended executive management programs at Harvard, Dartmouth and Penn State Universities. Mr. Pearce resigned as the Company's Chief Operating Officer effective February 1, 2005.

Homer G. Dunn, Age 65

         Homer G. Dunn joined the Company's Board of Directors in January 2001. Mr. Dunn has over 35 years of business experience encompassing sales, marketing, product management, and consulting. At present, he is Chairman of New Vine Logistics., the leading provider of direct to consumer fulfillment services for the wine industry.

John R. Gaulding, Age 60

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

Thomas Holt, Age 60

         Thomas Holt joined the Company's Board of Directors in November 2000. Mr. Holt is currently Vice President of Information Technology for Lucent, Inc. Mr. Holt was VP of Information Services and Chief Information Officer at International Network Services from May 1997 before its merger with Lucent. He has also acted as VP of MIS and CIO at Informix and held senior positions at Motorola after starting his career with IBM.

Robert Henry Kite, Age 51

         Robert Kite joined the Company's Board of directors in January 2005. Since 1981, Mr. Kite has been President and C.O.O. of Kite Family Co., Inc. and the Managing General Partner of KFT LLLP, a family owned company whose assets and operations include, but are not limited to, commercial and industrial buildings, land holdings, stocks, bonds, commodities, MRI clinics, and hotel and retail development. Mr. Kite currently is a member of the Board of Directors of National Energy Group, a publicly traded oil and gas company in Dallas TX. Mr. Kite is also a director of E2020, a privately held internet education company in Scottsdale, AZ, Financialz, a privately held accounting software company in Tempe, AZ, and Child Help USA, a charitable organization. Mr. Kite graduated from Southern Methodist University (SMU) in 1977, with Bachelor of Science, Political Science and Psychology Minor in Business.

Joseph Kozak, Age 55
President

         Mr. Kozak, has been President of the Company since June 10, 2005. Mr. Kozak was retained as a consultant of the Company for the period from April 18, 2005 to June 10, 2005. Commencing in March 2003, Mr. Kozak worked as a vice president of industry sales at Oracle Corporation. At Oracle, Mr. Kozak defined and executed global strategies for retail, distribution, life science, process manufacturing, and consumer packaged goods industries. Prior to Oracle, Mr. Kozak served as the CEO of Lombardi Software, a manufacturer of business process management solutions, from August 2000 to April 2002. From February 1999 to August 2000, Mr. Kozak served as equity partner for Ernst and Young, LLP where he was a member of the retail, distribution and consumer goods management team for North America.

Clifford Hersh, Age 58
Managing Director and Chief Scientist

         Clifford Hersh joined the Company in March 1997. Previously, he was a founder and Chief Executive Officer of Move Resources, Inc. He was also Vice President of Engineering for Array Technologies, Inc. and Director of Advanced Development at Genigraphics Corporation. Mr. Hersh received a bachelor degree in mathematics from the University of California at Berkeley, and a Master of Science degree in engineering from the Federal Institute of Technology, Zurich, Switzerland.

Kenneth Ruotolo, Age 45
Chief Financial Officer, Executive Vice President,
Finance and Administration, and Secretary

         Kenneth Ruotolo joined the Company in June 2001. Before joining the Company, Mr. Ruotolo was a founder and served as Vice President of Finance and Operations for eStar, Inc. a content developer and syndicator. Prior to eStar, Mr. Ruotolo was a partner for twelve years with era2, an interactive design and internet consulting agency. Mr. Ruotolo holds a B.A. degree in Economics from the University of California at Davis and an M.B.A. from Northeastern University.

Jeffrey R. Spirn, Ph.D., Age 57
Vice President, Research and Development

         Jeffrey Spirn joined ANTs software inc. March 2000, and became Director of Engineering in February 2001 and was promoted to Vice President of Research and Development in September 2001. Before joining ANTs, Dr. Spirn was a software architect at Oracle, where he worked on application server, naming, and multithreading issues. Prior to that, Dr. Spirn worked for Sun Microsystems and in the HP and DEC research labs. Before his industrial career, Dr. Spirn was a Computer Science Professor at Brown and Penn State Universities, and held visiting positions at Bell Laboratories and the University of Hawaii. During this period, he published one book and many technical articles on network and operating system design and performance modeling. Dr. Spirn holds a Ph.D. in Electrical Engineering/Computer Science from Princeton University, and a B.S. in Electrical Engineering from M.I.T.

Girish Mundada, Age 38
Vice President, Engineering

         Girish Mundada joined the Company in September 2001. Prior to joining ANTs, he was a Senior Vice President and General Manager at NetSol International. Mr. Mundada has also held positions at Informix Corporation, including positions in development, management and senior management. Mr. Mundada completed a bachelor degree in Computer Science from the University of Pune, India, and obtained an MBA from the University of California at Berkeley.

Board of Directors

         The Company's Amended and Restated Bylaws, as amended, provide that the Board of Directors is divided into three classes, each as nearly equal in number as the then total number of directors permits, so that each director will serve for three years, with one class of directors being elected each year. The Board is currently comprised of three Class 1 Directors, two Class 2 Directors and two Class 3 Directors. The terms of the Class 1, Class 2 and Class 3 Directors expire at the end of each respective three-year term and upon the election and qualification of successor directors at annual meetings of stockholders held at the end of each fiscal year. The term of the present Class 3 Directors ends at the annual meeting of the stockholders for the year ending December 31, 2005.

Board Committees

         The Company  has an Audit  Committee  established  in  accordance  with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which consists of Thomas Holt, Robert Kite and John R. Gaulding. John R. Gaulding is the chairperson of the committee. This committee, among other things, reviews the annual audit with the Company's independent accountants. In addition, the audit committee has the sole authority and responsibility to select, evaluate, and, where appropriate, replace the independent auditors or nominate the independent auditors for shareholder approval. The Company's Board of Directors has determined that the Company has at least one audit committee financial expert on its Audit Committee. Mr. John Gaulding, the audit committee financial expert, is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

         The Company also has a Compensation Committee, which was formed in June 2001 and consists of Homer G. Dunn and Thomas Holt. Richard LaBarbera, a director of the Company and former member of the Compensation Committee, resigned on February 13, 2006. This committee, among other things, reviews the compensation policies applicable to the Company's senior officers.


         The Board established a Nominating and Governance Committee in October, 2005, which consists of Robert Kite and John R. Gaulding. Richard LaBarbera, a director of the Company and former member of the Nominating and Governance Committee, resigned on February 13, 2006. This committee, among other things:
(i) identifies, reviews and suggests nominees for election to the Company's Board, (ii) recommends to the Board individuals to fill vacancies occurring between annual meetings of stockholders, (iii) identifies and recommends directors for nomination as members of the standing committees of the Board, and
(iv) develops and recommends to the Board appropriate corporate governance principles applicable to the Company.

Compliance with Section 16(a) of the Exchange Act of 1934

         To the best of the Company's knowledge, all the Company's officers, directors and 10% shareholders timely filed the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2005.

Code of Ethics

         The Company has adopted a Code of Ethics that applies to the Company's employees, directors and officers, including the Company's principal executive officer, principal financial officer, controller and persons deemed to be performing similar critical financial and accounting functions. Our Code of Ethics is posted on our website at www.ants.com/coe

Item 10. Executive Compensation

Summary Compensation Table

         This Table sets forth the annual compensation for the three most recent completed fiscal years of the named executive officers that were serving as executive officers during the last completed fiscal year or at the end of the last completed fiscal year.

                                             Annual compensation                            Long term compensation
                            ---------------------------------------------------------------------------------------------------

                                                                                      Award                   Payouts
                                                                            ---------------------------------------------------

                                                             Other Annual    Restricted     Securities
                                                             Compensation      stock        underlying    LTIP      All other
Name and principal position  Year     Salary       Bonus          (2)         award(s)     options/SARs  Payouts   Compensation
-------------------------------------------------------------------------------------------------------------------------------
Francis K. Ruotolo (3)       2005   $175,000                   $ 33,333
Chairman of the board        2004   $181,250                   $106,667
                             2003   $183,333

Boyd Pearce (4)              2005   $175,000    100,000(1)     $ 33,333                       750,000
Chief Executive Officer      2004   $ 25,001                                                  750,000
and Director                 2003

Joseph Kozak-                2005   $ 98,910    100,000(1)                                    635,000(6)            $37,000(6)
President (5)                2004
                             2003

Clifford Hersh               2005   $192,500                   $ 36,667                        50,000
Managing Director            2004   $170,958                   $ 60,500                        20,000
and Chief Scientist          2003   $110,000

Kenneth Ruotolo              2005   $175,000                   $ 33,333
Secretary, Chief             2004   $155,416                   $ 46,667                       130,000
Financial Officer and        2003   $108,333
Executive Vice
President of Finance and
Administration

Jeffrey Spirn                2005   $153,127                   $ 29,167                       140,000
Vice President, Research     2004   $135,990                   $ 48,125                        20,000
and Development              2003   $ 87,500

Girish Mundada               2005   $187,500                   $ 33,333                       210,000
Vice President,              2004   $160,313    $25,000                                       130,000
Engineering                  2003   $124,323    $25,675                                       150,000

(1)  Earned in 2005, paid in 2006.
(2) Represents salary deferred during 2003 and 2004, which the Company paid back during 2004 and 2005, respectively.
(3) Mr. Ruotolo has been Chairman of the Board since January 2001 and also held the position of Chief Executive Officer from January 2001 through January 2005.
(4) Mr. Pearce joined the Company as President and Chief Operating Officer in October 2004 and was named Chief Executive Officer and appointed to the board of directors in February 2005.
(5) Mr. Kozak was a consultant to the Company from April 18, 2005 until June 10, 2005, when he was named President.
(6) Mr. Kozak was paid $37,000 and granted an option to purchase 125,000 shares of the Company's Common Stock while providing consulting services. Mr. Kozak was granted options to purchase 510,000 shares of the Company's Common Stock after he joined the Company as President.


Option/SAR grants in the Last Fiscal Year

         The following table sets forth certain information concerning grants of options and warrants to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.


                     Number of
                     securities        Percent of total
                     underlying      options/ SARs granted    Per share
                   options/ SARs       to employees in      exercise price
Name                  granted          fiscal year (1)            (2)         Expiration date
----------------------------------------------------------------------------------------------
Boyd Pearce           750,000               20.65                $1.45           10/18/14
Joseph Kozak (3)      125,000                3.44                $2.36             5/3/15
Joseph Kozak          375,000               10.33                $3.01             6/9/15
Joseph Kozak          135,000                3.72                $2.60           10/12/15
Clifford Hersh         50,000                1.38                $2.95            5/18/15
Girish Mundada         75,000                2.07                $2.95            5/18/15
Girish Mundada        135,000                3.72                $2.60           10/12/15
Jeffrey Spirn         140,000                3.86                $2.31            4/24/15


(1) During the fiscal year ended December 31, 2005, the Company granted to its employees and directors options covering 3,631,500 shares of Common Stock.

(2) The exercise price is equal to the closing sale price of the common stock of the Company traded on the Over the Counter Bulletin Board on the grant date.
(3)  Granted to Mr. Kozak while he was a consultant to the Company.

Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table sets forth information concerning the exercise of options and warrants during 2005 and the number and value of shares of common stock underlying unexercised options and warrants held by the named executive officers as of December 31, 2005. The table sets forth the aggregate dollar value realized upon the exercise of stock options and warrants during the last fiscal year, which is calculated by multiplying (i) the number of shares exercised by (ii) the fair market value of the Company's common stock on the date of exercise, as determined by the closing price of its common stock as traded on the Over-The-Counter Bulletin Board, less the exercise price paid for the shares. The value of unexercised in-the-money options and warrants is calculated by multiplying the number of shares underlying each exercisable option and warrant by the positive spread between its exercise price and $2.08 (which was the fair market value of the Company's common stock as of December 30, 2005).

                           Aggregated Option/Warrant Exercises in 2005 and Fiscal Year-End Option/Warrant Values

                        Shares
                       Acquired                       Number of Securities                  Value of Unexercised
                          On                     Underlying Unexercised Options            In-the-Money Options &
                       Exercise         Value     & Warrants at Year-End(#) (1)            Warrants at Year-End($)

Name                      (#)        Realized($)   Exercisable       Unexercisable       Exercisable  Unexercisable
---------------------------------------------------------------------------------------------------------------------
Francis K. Ruotolo.......       -             -          1,002,500                  -        $75,200               -
Boyd Pearce..............       -             -          1,500,000                  -       $472,500               -
Joseph Kozak                                               635,000                  -              -               -
Kenneth Ruotolo..........       -             -            429,000                  -       $164,922               -
Clifford Hersh ..........                                  354,000                  -        $68,120               -
Jeff Spirn...............       -             -            300,000                  -        $67,200               -
Girish Mundada                  -             -            660,000                  -        276,650               -


         (1) Does not include warrants issued in connection with investments by executive officers in private offerings conducted by the Company. See Security Ownership by Directors and Executive Officers.

Director Compensation

     Directors who are employees of the Company do not receive any compensation for service on the Board. The Company does not currently pay any cash compensation to non-employee directors. The Company generally grants options to purchase up to 125,000 shares of Common Stock to its non-employee directors, subject to a two-year vesting schedule. The Company granted options to purchase 67,500 shares of Common Stock each to the following continuing non-employee directors: Mr. Dunn, Mr. Gaulding and Mr. Holt during the fiscal year ended December 31, 2005.

Separation Agreements

         On January 8, 2001, the Company entered into a Separation Agreement with Mr. Francis K. Ruotolo pursuant to which it agreed to pay Mr. Ruotolo his salary for a period of six months following the termination of his employment in the event Mr. Ruotolo terminates his employment for Good Cause or in the event the Company terminates Mr. Ruotolo's employment without Cause. The Company also agreed to continue to pay Mr. Ruotolo his salary for a period of 24 months in the event of a Corporate Transaction (a merger or acquisition in which it is not the surviving entity, the sale of all or substantially all of its assets, or any reverse merger in which it remains the surviving entity) where the consideration received by it is less than five dollars ($5.00) per share on a full dilution and full conversion basis and where the successor company does not offer Mr. Ruotolo a position of similar title, office and responsibilities and equal salary, to the position held and salary received by Mr. Ruotolo with the Company immediately prior to such Corporate Transaction. Under this Agreement Good Cause is defined as (i) a decrease in Mr. Ruotolo's compensation of greater than twenty-five percent (25%) of his compensation (x) immediately prior to such decrease or (y) in the aggregate over a period not exceeding two years (not including any decrease in compensation that is applied to each of the Company's executive officers equally), (ii) a material change in Mr. Ruotolo's corporate position, title or responsibilities, or (iii) the relocation of its principal offices more than 80 miles from their present location without Mr. Ruotolo's consent. Termination of Mr. Ruotolo's employment is deemed to be "for Cause" in the event that Mr. Ruotolo (i) violates any material provisions of the Letter Agreement by which he was employed, the Separation Agreement or the Company's standard form of Proprietary Information and Inventions Agreement, (ii) is charged with or indicted for a felony, any criminal act other than minor traffic violations, or (iii) commits any act of willful misconduct, gross negligence, or dereliction of his duties under the Separation Agreement. On January 31, 2005 the Company and Mr. Ruotolo mutually agreed to terminate this Separation Agreement.

Item 11. Security Ownership of Certain Beneficial Owners Management and Related Stockholder Matters.

Security Ownership by Beneficial Owners

         The following table sets forth, as of March 1, 2006, information regarding ownership of the Company's common stock by any person or entity, known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock. The percentages are calculated on the basis of the number of outstanding shares of common stock on March 1, 2006 which was 45,239,120 plus, for each person, any securities that person has the right to acquire within 60 days following March 1, 2006 pursuant to options or warrants.

                                                        Amount and Nature
                                                          of Beneficial       Percent of
         Name and Address of Beneficial Owner               Ownership           Class
         ------------------------------------               ---------           -----
Constantin Zdarsky, c/o Tim Hanlon, Alley, Maas, Rogers
& Lindsay, P.O. Box 431,  Palm Beach, FL 33480-0431         5,010,000(1)        11.07%

Donald R. Hutton, 10995 Boas Road
Sidney, B. C. Canada V8L 5J1 ..........................     3,502,500(2)         7.74%

Alison B. Hicks, 10995 Boas Road
Sidney, B. C. Canada V8L 5J1 ..........................     3,502,500(3)         7.74%

Whistler Design, 94 Dowdeswell Street
Box N-75-71, Nassau ...................................     2,502,500            5.53%

Perry Logan, PO Box 30370,
Las Vegas, NV  89173-370 ..............................     3,285,000            7.26%


(1) Includes 3,160,000 shares of Common Stock owned by Mr. Zdarsky and warrants to purchase up to 1,850,000 shares of Common Stock.

(2) Includes 600,000 shares of Common Stock owned by Mr. Hutton, 2,502,500 shares of Common Stock in the name of Whistler Design, controlled by Mr. Hutton, and 400,000 shares of Common Stock in the name of Ms. Alison B. Hicks, Mr. Hutton's wife; does not include 90,000 shares of Common Stock which Mr. Hutton held in joint tenancy with Ms. Josephine C. Hutton and in which Mr. Hutton has disclaimed any beneficial interest or ownership.

(3) Includes 400,000 shares of Common Stock owned by Ms. Hicks, 2,502,500 shares of Common Stock in the name of Whistler Design, controlled by Donald
     R. Hutton, Ms. Hicks' husband, and 600,000 shares of Common Stock in the name of Mr. Hutton; does not include 90,000 shares of Common Stock which Mr. Hutton held in joint tenancy with Ms. Josephine C. Hutton and in which Mr. Hutton has disclaimed any beneficial interest or ownership.

Security Ownership by Directors and Executive Officers

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 1, 2006, by each of the Company's directors and executive officers. The table also shows the beneficial ownership of the Company's stock by all directors and executive officers as a group. The table includes the number of shares subject to outstanding options and warrants to purchase shares of Common Stock. The percentages are calculated on the basis of the amount of outstanding shares of Common Stock on March 1, 2006 which was 45,239,120 plus, for each person, any securities that the person has the right to acquire within 60 days following March 1, 2006, pursuant to options or warrants.

                                                                 Shares of
                                                                Common Stock    Percent
                                                                Beneficially      of
                 Name and Address of Beneficial Owner (1)          Owned         Class
                                                               ------------------------
       Directors and Nominees for Director
           Francis K. Ruotolo ......................           1,042,500 (2)      2.30
           Boyd Pearce .............................           1,510,000 (3)      3.34
           Homer G. Dunn ...........................             187,500 (4)         *
           John R. Gaulding ........................             187,500 (5)         *
           Thomas Holt .............................             187,500 (6)         *
           Robert Henry Kite .......................             625,000 (7)      1.38

       Executive Officers
           Joseph Kozak ............................             635,000 (8)      1.40
           Clifford Hersh ..........................             616,000 (9)      1.36
           Kenneth Ruotolo .........................             439,000(10)         *
           Jeffrey Spirn ...........................             380,000(11)         *
           Girish Mundada ..........................             660,000(12)      1.46
                                                             --------------------------
              11 directors and executive officers as a group   6,470,000         14.30
               * less than 1%


(1) Unless otherwise indicated, the address of each director and officer is c/o ANTs software inc., 700 Airport Blvd. Suite 300, Burlingame, CA 94010.

(2) Includes 20,000 shares of Common Stock purchased through a private offering, approved by the Company's board of directors and directed to certain accredited investors, a Warrant to purchase 20,000 shares of Common Stock and Options to purchase up to 1,002,500 shares of Common Stock. Pursuant to his Warrant and Option agreements, Mr. Ruotolo can acquire up to 1,022,5000 shares of Common Stock in the next 60 days.

(3) Includes 5,000 shares of Common Stock purchased through a private offering, approved by the Company's board of directors and directed to certain accredited investors, a Warrant to purchase 5,000 shares of Common Stock and Options to purchase up to 1,500,000 shares of Common Stock. Pursuant to his Option and Warrant agreements, Mr. Pearce can acquire 1,505,000 shares of Common Stock in the next 60 days.

(4) Includes Options to purchase up to 187,500 shares of Common Stock. Pursuant to his Option agreements, Mr. Dunn can acquire 187,500 shares of Common Stock in the next 60 days. The address of Mr. Dunn is: c/o Evant Inc. 235 Montgomery Street, San Francisco, CA 94104.

(5) Includes Options to purchase up to 187,500 shares of Common Stock. Pursuant to his Option agreements, Mr. Gaulding can acquire 187,500 shares of Common Stock in the next 60 days. The address of Mr. Gaulding is: 115 Margarita Dr., San Rafael, CA 94901.

(6) Includes Options to purchase up to 187,500 shares of Common Stock. Pursuant to his Option agreements, Mr. Holt can acquire 187,500 shares of Common Stock in the next 60 days. The address of Mr. Holt is: c/o Lucent Technologies, 600 Mountain Ave, Murray Hill, NJ 07059.

(7) Includes 250,000 shares of Common Stock purchased through a private offering, approved by the Company's board of directors and directed to certain accredited investors, 125,000 shares of Common Stock purchased through the exercise of warrants, warrants to purchase 125,000 shares of Common Stock, and an Option to purchase up to 125,000 shares of Common Stock. Pursuant to his Option and Warrant agreements, Mr. Kite can acquire 250,000 shares of Common Stock in the next 60 days. The address of Mr. Kite is, 6910 East Fifth Avenue Scottsdale, Arizona 85251.

(8) Includes Options to purchase up to 635,000 shares of Common Stock. Pursuant to his Option agreements, Mr. Kozak can acquire 65,000 shares of Common Stock in the next 60 days.

(9) Includes 262,000 shares of Common Stock purchased through a warrant exercise during 2003 and Options to purchase up to 354,000 shares of Common Stock. Pursuant to his Option agreements, Mr. Hersh can acquire up to 354,000 shares of Common Stock in the next 60 days.

(10) Includes 5,000 shares of Common Stock purchased through a private offering, approved by the Company's board of directors and directed to certain accredited investors, a Warrant to purchase up to 5,000 shares of Common Stock, and Options to purchase up to 429,000 shares of Common Stock. Pursuant to his Option and Warrant agreements, Mr. Ruotolo can acquire 434,000 shares of Common Stock in the next 60 days.

(11) Includes 40,000 shares of Common Stock purchased through a private offering, approved by the Company's board of directors and directed to certain accredited investors, 40,000 shares of Common Stock purchased through the exercise of a warrant, and Options to purchase up to 300,000 shares of Common Stock. Pursuant to his Option agreements, Mr. Spirn can acquire 198,917 fully vested shares and 101,083 unvested shares of Common Stock in the next 60 days, however purchase of unvested shares would be subject to the Company's right to repurchase.

(12) Includes Options to purchase up to 660,000 shares of Common Stock. Pursuant to his Option agreements, Mr. Mundada can acquire 660,000 shares of Common Stock in the next 60 days.

Securities authorized for issuance under equity compensation plans as of December 31, 2005.

                                     Number of securities to
                                     be issued upon exercise    Weighted average exercise    Number of securities
           Plan category             of outstanding options,      price of outstanding      remaining available for
                                       warrants, and rights   options, warrants and rights         issuance
Equity compensation plans
   Approved by security holders             8,060,801                     $2.17                    1,818,940
Equity compensation plans not
   Approved by security holders                 -                           -                          -
                                    ---------------------------                            --------------------------
Total                                       8,060,801                     $2.17                    1,818,940


Item 12. Certain Relationships and Related Transactions.

         None.

Item 13. Exhibits and Reports on form 8-K.

         (a)      Exhibits

                  3.1 Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company's 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
                  3.2 Amended and Restated Bylaws of the Company, as listed in Exhibit 3.2 to the Company's 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
                  3.3 2000 Stock Option Plan of the Company, amended April 5, 2005, as listed in Exhibit 10.1 to the Company's 8-K filed on April 12, 2005, is hereby incorporated by reference.
                  10.1 Separation Agreement dated January 8, 2001, between the Company and Francis K. Ruotolo, as listed in
                           Exhibit 10.4 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
                  10.2 Agreement to Terminate Separation Agreement, between the Company and Francis K. Ruotolo, as listed in
                           Exhibit 10.1 to the Company's 8-K filed on January 1, 2005, is hereby incorporated by reference.
                  10.3 Form of Indemnification Agreement signed with officers and directors of the Company, as listed in
                           Exhibit 10.5 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
                  10.4 Termination of Contingent Bonus Agreements, signed with officers and directors of the Company, as listed in Exhibits 10.9 through 10.14 to the Company's 8-K filed on April 29, 2005, are hereby incorporated by reference.
                  10.5     Standard  Multi-Tenant  Office  Lease,  as  listed in
                           Exhibit   10.6  to  the  Company's  10-QSB  filed  on
                           November   14,   2005,   is  hereby  incorporated  by
                           reference.
                  14. Code of Ethics, as listed in Exhibit 14 to the Company's 10-KSB filed on March 30, 2004, is hereby incorporated by reference.
                  20. Transcript of disclosures made during a teleconference for shareholders held October 18, 2005, as listed in the Company's 8-K filed on October 19, 2005, is hereby incorporated by reference.
                  23.1 Letter of Consent from Independent Registered Accountants, Burr, Pilger & Mayer, LLP.
                  31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
                  32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the period starting October 1, 2005 through December 31, 2005: On October 19, 2005 the Company summarized the disclosures made during a conference call held for the purpose of updating shareholders on Company progress and answering questions; on November 15, 2005 the Company issued a letter to shareholders to discuss the Company's then current situation and progress during the Company's third fiscal quarter, and on December 29, 2005, the Company's board of directors approved the acceleration of vesting for all unvested stock options granted under the Company's 2000 Stock Option Plan, as amended, excluding those stock options held by non-employee directors whose options had an exercise price less than $2.10, and those held by certain employees who did not consent to such acceleration. The disclosure of options vesting acceleration was made on form 8-K on January 3, 2006.

Item 14. Principal Accountant Fees and Services

Auditor's Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are as follows:

For the fiscal year ended December 31, 2004: $34,500
Expected billing for the fiscal year ended December 31, 2005:  $45,000

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

For the fiscal year ended December 31, 2004: $16,995
For the fiscal year ended December 31, 2005: $26,300

Tax Fees

Tax Fees include preparation of Federal and State income tax returns for fiscal years ended December 31, 2004 and 2005. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are as follows:

For the fiscal year ending December 31, 2004: $8,350
Expected billing for the fiscal year ending December 31, 2005: $11,000


All Other Fees

All Other Fees include research, consultation and discussions related to various accounting and tax issues. The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above under "Audit Fees", "Audit Related Fees" and "Tax Fees" are as follows:

For the fiscal year ending December 31, 2004: $3,708
For the fiscal year ending December 31, 2005: $12,562

The Company's Audit Committee pre-approved the principal types of services (audit, audit assurance and tax preparation) provided by the principal accountant during the year ended December 31, 2005. One hundred percent of "Audit-Related Fees", 100% of "Tax Fees" and 100% of "All Other Fees" were approved by the Company's Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. The Company's Audit Committee has considered whether the provision of services rendered by its accountants is compatible with maintaining the accountant's independence. The Audit Committee reviews in advance, and grants any appropriate pre-approvals of, (i) all auditing services to be provided by the principal accountant and (ii) all non-audit services to be provided by the principal accountant as permitted by Section 10A of the Securities Exchange Act of 1934, and not specifically prohibited under the Sarbanes-Oxley Act of 2002, and in connection therewith approves all fees and other terms of engagement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf as of the 29th day of March 2006 by the undersigned, thereunto duly authorized.

                                    ANTs software inc.

                                    By    /s/ Boyd Pearce
                                          --------------------------------------
                                          Boyd Pearce,
                                          Chief Executive Officer and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                    By    /s/ Boyd Pearce
                                          --------------------------------------
                                          Boyd Pearce,
                                          Chief Executive Officer and President

                                    Date  March 29, 2006
                                          --------------------------------------


                                    By    /s/ Kenneth Ruotolo
                                          --------------------------------------
                                          Kenneth Ruotolo, Secretary and
                                          Chief Financial Officer

                                    Date  March 29, 2006
                                          --------------------------------------

                                    DIRECTORS


                                    By    /s/ Francis K. Ruotolo
                                          --------------------------------------
                                          Francis K. Ruotolo, Chairman of the
                                          Board Of Directors

                                    Date  March 29, 2006
                                          --------------------------------------



                                    By    /s/ Boyd Pearce
                                          --------------------------------------
                                          Boyd Pearce, Director

                                    Date  March 29, 2006
                                          --------------------------------------



                                    By    /s/ Homer G. Dunn
                                          --------------------------------------
                                          Homer G. Dunn, Director

                                    Date  March 29, 2006
                                          --------------------------------------

                                    By    /s/ John R. Gaulding
                                          --------------------------------------
                                          John R. Gaulding, Director

                                    Date  March 29, 2006
                                          --------------------------------------



                                    By    /s/ Thomas Holt
                                          --------------------------------------
                                          Thomas Holt, Director

                                    Date  March 29, 2006
                                          --------------------------------------



                                    By    /s/ Robert H. Kite
                                          --------------------------------------
                                          Robert H. Kite, Director

                                    Date  March 29, 2006
                                          --------------------------------------

                               ANTS SOFTWARE INC.
                               ------------------

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                 for the years ended December 31, 2005 and 2004

                               ANTS SOFTWARE INC.
                               ------------------



                                    CONTENTS


                                                                            Page

Report of Independent Registered Public Accounting Firm                        1

Balance Sheets as of December 31, 2005 and 2004                                2

Statements of Operations for the years ended December 31, 2005 and 2004        3

Statements of Stockholders' Equity for the years ended
December 31, 2005 and 2004                                                     4

Statements of Cash Flows for the years ended December 31, 2005 and 2004        5

Notes to Financial Statements                                               6-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of  Directors  and  Stockholders  of ANTs  software,  inc.

We have audited the accompanying balance sheets of ANTs software inc. (the "Company") as of December 31, 2005, and 2004 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANTs software inc. as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and expects to fully utilize its existing cash prior to December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Burr, Pilger & Mayer LLP

San Francisco, CA
March 13, 2006

                               ANTS SOFTWARE INC.
                                 BALANCE SHEETS
                           December 31, 2005 and 2004
                           --------------------------

                                    ASSETS                   2005                 2004
                                                       -----------------    ----------------
Current assets:
  Cash and cash equivalents                               $   6,381,932        $  1,448,724
  Accounts receivable ( net of allowance for
   doubtful accounts of $16,000 in 2005)                         45,228                   -
  Prepaid insurance and other expenses                           73,560              86,667
                                                       -----------------    ----------------
        Total current assets                                  6,500,720           1,535,391
                                                       -----------------    ----------------
Restricted cash                                                 105,399                   -
Prepaid expense from warrant issued to customer                 173,021                   -
Property and equipment, net                                     622,515             324,125
Other assets                                                     34,702               9,100
                                                       -----------------    ----------------
        Total assets                                      $   7,436,357        $  1,868,616
                                                       =================    ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, current portion of
    accrued rent, and other accrued expenses              $     548,178        $    127,525
  Accrued bonuses and commissions payable                       218,750             153,179
  Accrued vacation payable                                      149,573              53,212
  Capital lease payable - current portion                             -               4,871
  Deferred revenues                                              58,603                   -
                                                       -----------------    ----------------
        Total current liabilities                               975,104             338,787
                                                       -----------------    ----------------
Long-term liabilities:
  Capital lease payable                                              -                  648
  Accrued rent                                                  48,667                    -
                                                       -----------------    ----------------
        Total liabilities                                    1,023,771             339,435
                                                       -----------------    ----------------

Commitment and contingencies (Note 4)                                 -                   -

Stockholders' equity:
  Preferred stock, $0.0001 par value;
    50,000,000 shares authorized,
         no shares issued and outstanding                             -                   -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized;
    44,862,058 and 35,298,817 shares issued
     and outstanding, respectively                                4,487               3,530
  Common stock subscribed, not issued                           243,608              30,000
  Additional paid-in capital                                 49,690,324          36,316,987
  Accumulated deficit                                      (43,525,833)        (34,821,336)
                                                       -----------------    ----------------
        Total stockholders' equity                            6,412,586           1,529,181
                                                       -----------------    ----------------
      Total liabilities and stockholders' equity          $   7,436,357        $  1,868,616
                                                       =================    ================


   The accompanying notes are an integral part of these financial statements.

                                                           ANTS SOFTWARE INC.
                                                        STATEMENTS OF OPERATIONS
                                                    For the years ended December 31,
                                                    --------------------------------

                                                        2005                      2004
                                             ----------------------------------------------
Revenues:
   Licenses                                           $      397,500        $            -
   Maintenance                                                49,620                     -
   Professional services                                      19,500                     -
                                             ----------------------------------------------
         Total revenues                                      466,620                     -

Expenses:
   Sales and marketing                                     3,618,324             1,564,424
   Research and development                                3,589,565             2,109,452
   General and administrative                              1,947,090             1,386,416
                                             ----------------------------------------------
         Total expenses                                    9,154,979             5,060,292
                                             ----------------------------------------------
          Loss from operations                            (8,688,359)           (5,060,292)
                                             ----------------------------------------------
Other income (expense):
   Income earned from expired contract                             -               310,943
   Interest income                                            24,170                17,214
   Gain on legal settlement                                    6,000                 5,500
   Write off note receivable from
     former officer                                                -               (45,000)
   Write off assets related to
     office move, net                                        (41,294)                    -
   Interest expense                                           (5,014)             (288,426)
                                             ----------------------------------------------
         Other income (expense), net                         (16,138)                  231
                                             ----------------------------------------------
           Net loss                                   $   (8,704,497)       $   (5,060,061)
                                             ==============================================

Basic and diluted net loss per common share           $        (0.22)       $        (0.16)
                                             ==============================================
Shares used in computing basic and diluted
   net loss per share                                     40,418,575            32,501,014
                                             ==============================================


    The accompanying notes are an integral part of these financial statements

                               ANTS SOFTWARE INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the years ended December 31, 2005 and 2004
                 ----------------------------------------------


                                                                                Notes
                                                                              Receivable
                                                                                from
                                               Common Stock         Common      Officer    Additional
                                          ----------------------    Stock      for Stock    Paid-in    Accumulated
                                              Shares     Amount   Subscribed   Purchases    Capital      Deficit       Total
                                          -------------------------------------------------------------------------------------
Ending balance, December 31, 2003           26,381,004  $ 2,638   $       -    $(45,000) $29,668,322  $(29,761,275)  $(135,315)
Proceeds from private placements, net of
   cash commissions of $334,100              7,263,159      726           -           -    5,602,552             -   5,603,278
Common stock subscribed, not issued                  -        -      30,000           -            -             -      30,000
Common stock issued to finders and
   placement agent                             437,269       44           -           -          (44)            -           -
Common stock issued to replace escheated
 shares                                             66        -           -           -            -             -           -
Options exercised through cash
 consideration                                 354,019       35           -           -      388,717             -     388,752
Common stock issued in settlement of note
   payable to former officer                    60,000        6           -           -       74,994             -      75,000
Officer note forgiveness                             -        -           -      45,000            -             -      45,000
Discount on convertible promissory note              -        -           -           -      (46,373)            -     (46,373)
Beneficial interest on convertible
 promissory note                                     -        -           -           -      280,000             -     280,000
Conversion of convertible promissory  notes
   to common stock                             800,000       80           -           -      289,070             -     289,150
Non-employee compensation expense                3,300        1           -           -       59,749             -      59,750
Net loss and comprehensive net loss                  -        -           -           -            -    (5,060,061) (5,060,061)
                                          -------------------------------------------------------------------------------------
Ending balance, December 31, 2004           35,298,817    3,530      30,000           -   36,316,987   (34,821,336)  1,529,181

Proceeds from private placements, net of
   cash commissions of $353,850              5,461,125      546           -           -    7,823,604             -   7,824,150
Common stock issued for shares subscribed
   at December 31, 2004                         30,000        3     (30,000)                  29,997             -           -
Common stock subscribed as payment to
   vendors                                           -        -      45,158           -            -             -      45,158
Common stock issued to finders and
   placement agent                              67,556        7           -           -           (7)            -          (-)
Common stock subscribed as commissions
   to placement agent                                -        -     198,450                 (198,450)                        -
Proceeds from warrant exercises, net of
   cash commissions of $193,800              3,878,970      388           -           -    5,343,139             -   5,343,527
Options exercised through cash
 consideration                                 103,704       11           -           -      125,581             -     125,592
Non-employee compensation expense               12,886        1           -           -       51,921             -      51,922
Employee compensation expense                    9,000        1           -           -       20,789             -      20,790
Compensation expense recognized on
   accelerated vesting of employee options           -        -           -           -        3,742             -       3,742
Prepaid expense for future customer support
   services recognized on issuing warrants           -        -           -           -      173,021             -     173,021
Net loss and comprehensive net loss                                                                     (8,704,497) (8,704,497)
                                          -------------------------------------------------------------------------------------
Ending balance, December 31, 2005           44,862,058  $ 4,487   $ 243,608    $      -  $49,690,324  $(43,525,833) $6,412,586
                                          =====================================================================================



   The accompanying notes are an integral part of these financial statements.

                                          ANTS SOFTWARE INC.
                                       STATEMENTS OF CASH FLOWS
                                  For the years ended December 31,
                                                                              2005            2004
                                                                         -------------   -------------
Cash flows from operating activities:
 Net loss                                                                 $(8,704,497)    $(5,060,061)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                               285,423         181,656
   Amortization of rent for new office facilities, net                         53,047               -
   Bad debt expense                                                            16,000               -
   Amortization of debt discount and beneficial conversion feature                  -         285,973
   Compensation expense recognized on options granted to non-employees         51,922          59,750
   Compensation expense recognized on options granted to employee              20,790
   Compensation expense recognized on "H" units granted to non-employees       15,158               -
   Compensation expense recognized on restricted shares of common stock
              granted to non-employee                                          30,000               -
   Compensation expense recognized on accelerated vesting of employee
    options                                                                     3,742               -
   Write-off of note receivable to officer for stock purchases                      -          45,000
   Disposal of leasehold improvements at old office facilities, net            36,194               -
   Write-off of unrecoverable security deposits related to old office
    facilities                                                                  8,818               -
 Changes in operating assets and liabilities:
   Accounts receivable                                                        (61,228)              -
   Prepaid insurance and expenses                                              13,107         (39,638)
   Other assets                                                               (34,420)              -
   Accounts payable and accrued rent (current and long-term portion in
    2005)                                                                     416,273          44,336
   Accrued bonuses and commissions payable                                     65,571         153,179
   Accrued vacation                                                            96,361          53,212
   Deferred salaries                                                                -        (340,505)
   Deferred revenue                                                            58,603        (310,943)
                                                                         -------------   -------------
      Net cash used in operating activities                                (7,629,136)     (4,928,041)
                                                                         -------------   -------------

Cash flows used in investing activities:
   Investment in certificate of deposit - restricted cash                    (105,399)              -
   Purchases of office furniture, fixtures and equipment                     (620,007)       (182,280)
                                                                         -------------   -------------
      Net cash used in investing activities                                  (725,406)       (182,280)
                                                                         -------------   -------------

Cash flows from financing activities:
 Proceeds from private placements, net of commissions                       7,824,150       5,603,278
 Common stock subscribed                                                            -          30,000
 Proceeds from exercise of options                                            125,592         388,752
 Proceeds from exercise of warrants, net of commissions                     5,343,527               -
 Payments on capital lease obligations                                         (5,519)         (4,710)
                                                                         -------------   -------------
      Net cash provided by financing activities                            13,287,750       6,017,320
                                                                         -------------   -------------
Net increase (decrease) in cash and cash equivalents                        4,933,208         906,999
                                                                         -------------   -------------
Cash and cash equivalents at beginning of year                              1,448,724         541,725
                                                                         -------------   -------------
Cash and cash equivalents at end of year                                  $ 6,381,932     $ 1,448,724
                                                                         =============   =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
       Interest                                                           $     5,014     $     2,454
          Taxes                                                                     -               -
Non-cash investing and financing activities:
    Common stock issued for subscribed shares                             $    30,000     $         -
    Common stock subscribed to be issued to  private placement agent
       for commissions                                                        198,450               -
    Issuance of warrant to purchase 100,000 shares of common stock            173,021
    Conversion of convertible promissory note into common stock, net                -         289,070
    Issuance of common stock in settlement of note payable to former
     officer                                                                        -          75,000


   The accompanying notes are an integral part of these financial statements.

                               ANTS SOFTWARE INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   The Company and its Significant Accounting Policies

     Nature of Operations

     The Company is engaged in the development and marketing of a relational database management system, the ANTs Data Server, that it believes can dramatically reduce costs and can improve performance in a wide range of applications. The ANTs Data Server is a standards-compliant SQL relational database management system that incorporates the Company's universal compatibility and lock-free data structure technologies to provide customers with a low cost, high-performance alternative to most traditional database management systems.

     Basis of Presentation

     The Company's financial statements have been presented on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2005 and 2004 and for the fiscal years then ended, the Company had a net loss of $8,704,497 and $5,060,061 and an accumulated capital deficit of $43,525,833 and $34,821,336, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

     To carry out the Company's plan of operation, it anticipates that over the next twelve months it will need to raise additional funds of approximately $8 to $10 million. The Company will pursue a number of avenues to raise these operating funds: 1) in the past the Company has been successful in raising funds through private placements of its stock and it anticipates that it will continue to raise funds through private placements, 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and 3) the Company expects to continue generating revenue in 2006, and if successful, this will be a source of operating funds. The Company is pursuing all three avenues, however, it believes, that due to an uncertain investment climate, securing additional investment will be difficult.

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

     Revenue Recognition

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

     Research and Development Expenses

     The Company accounts for its research and development ("R&D") costs in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.

     Our research and development ("R&D") expenses consist primarily of personnel-related expenses, lab supplies and operational costs, and depreciation on equipment. To date, we have expensed all of our R&D costs in the periods in which they were incurred, as our process for developing our products has been essentially completed concurrent with the establishment of technological feasibility.

     Advertising Costs

     The Company's policy is to include all advertising costs in current period expense. The expense recognized for the years ended December 31, 2005 and 2004 was $73,000 and $7,000, respectively.

     Cash, Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. The Company's cash equivalents consist of short-term money market instruments.

     Restricted cash consists of a 365-day certificate of deposit in the principal amount of $105,000, held by Silicon Valley Bank, with an annual interest rate of 0.85%, maturing on July 22, 2006. The funds are pledged to collateralize the Company's revolving credit card facility which has a total credit limit of $105,000. Management intends to maintain the certificate of deposit as long as the revolving credit card facility is in place. Balances payable on the credit card facility are included in Accounts Payable on the balance sheet.

     Accounts Receivable

     Receivables are stated at net realizable value. The Company provides an allowance for bad debts based on management's evaluation of outstanding accounts receivable.

     Property and Equipment

     Property and equipment, which includes assets recorded under capital leases, are carried at cost and are depreciated on the straight-line basis over their estimated useful lives of three years. The costs of leasehold improvements are amortized over the lesser of the lease term plus reasonably assured lease renewals, or the life of the improvement. Expenditures for improvement or expansion of property and equipment are capitalized. Repairs and maintenance are charged to expense as incurred. When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the statement of operations.

     Deferred Revenues

     As of December 31, 2005, deferred revenues consisted of annual support and maintenance fees paid in advance by customers. The fees are amortized into revenue ratably over a twelve month period from the contract dates.

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

     During 2005, $384,500, or 82%, of the Company's total revenues was derived from two customers. Revenue from one of these customers was $284,500, or 61% of total revenues. Revenue from the second customer was $100,000, or 21% of total revenues.

     Of the Company's total 2005 revenues of $466,620, $118,000, or 25%, was earned from international customers, while the remaining $348,620, or 75%, was earned from domestic customers.

     Stock-Based Compensation

     At December 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

     On December 29, 2005 the Company's Board of Directors approved the acceleration of vesting for all unvested employee stock options granted under the ANTs software inc. 2000 Stock Option Plan, as amended. This action was taken so that the Company would not incur $4,562,438 in compensation expense, which, under SFAS 123(R), would have been recognized as compensation expense in the financial statements in the 2006-2008 fiscal years. The board of directors took this action in the best interests of the shareholders.

     Excluded from this action were stock options held by non-employee directors with an exercise price less than $2.10, and options held by certain employees who did not consent to such acceleration. The closing sale price of ANTs' common stock on December 29, 2005 was $2.10. This was the price used to determine which options were in or out of the money. The Company accelerated a total of 2,621,004 options, of which 687,866 were in the money, and 1,933,138 were out of the money. In accordance with APB No. 25, the Company calculated the expense associated with accelerating the options using the intrinsic value method. Also in accordance with APB No. 25, the Company recorded compensation expense of $3,742 in the financial statements associated with vesting the in the money options.

     The following table illustrates the effect on net loss had the Company applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                 Year ended December 31,
                                                2005               2004
                                          ----------------   ----------------
Net loss, as reported                         $ (8,704,497)    $ (5,060,061)
Add: Stock-based employee compensation
expense derived from a cash exercise of
stock options                                       20,790                -
Add: Stock-based employee compensation
expense recognized from acceleration of
vesting of in-the-money stock options on
December 29, 2005                                    3,742                -
Less: Stock-based employee compensation
expense determined under the fair-value
based method                                    (2,677,569)      (1,118,888)
Less: Stock-based employee compensation
expense associated with acceleration of
vesting of out-of-the-money stock options
on December 29, 2005                            (4,562,438)               -
                                          ----------------   ----------------
    Net loss, pro forma                       $(15,919,972)    $ (6,178,949)
                                          ================   ================
    Basic and diluted loss per share:
       As reported                            $      (0.22)    $      (0.16)
                                          ================   ================
       Pro forma                              $      (0.40)    $      (0.19)
                                          ================   ================

     The weighted average fair value of options granted during the periods ended December 31, 2005 and 2004 were $2.05 and $1.19 respectively. The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for the periods ended December 31, 2005 and 2004, respectively.

                                          December 31,
                                          ------------
                                     2005             2004
                                     ----             ----

         Interest rate               4.02%            3.37%
         Dividend yield              0.00%            0.00%
         Expected volatility        116.40%          116.22%
         Expected life in years      5.00             5.00

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


     Recent Accounting Pronouncements

     In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 05-6 ("Issue"), "Determining the Amortization Period for Leasehold Improvements". This Issue provides guidance on determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Such leasehold improvements should be amortized over the lesser of the useful life of the asset, or the lease term that includes reasonably assured lease renewals. This Issue is effective for leasehold improvements acquired in the periods beginning after July 1, 2005. The Company does not expect the adoption of EITF No. 05-6 to have a material effect on its financial statements.


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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123 and supersedes APB
     25. SFAS 123(R) is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) applies to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards vest, are modified, repurchased or cancelled after the effective date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company adopted SFAS 123 (R) effective January 1, 2006.

2.   Property and Equipment

     Property and equipment are summarized by major category as follows at December 31, 2005 and 2004:

                                                    2005            2004
                                                 ----------      ----------
         Computers and software                  $1,437,068      $  949,046
         Furniture and fixtures                      85,215          29,386
         Leasehold improvements                      46,662          16,675
                                                 ----------      ----------
             Total property and equipment         1,568,945         955,107
         Less: accumulated depreciation
                 and amortization                  (946,430)       (670,982)
                                                 ----------      ----------

              Property and equipment, net        $  622,515      $  324,125
                                                 ==========      ==========

     Depreciation included in the statements of operations amounted to $285,423 and $181,656 for the years ended December 31, 2005 and 2004, respectively. During 2005, $9,975 of accumulated depreciation related to leasehold improvements at the Company's former office facilities was written off. Included in property and equipment is computer equipment under capital leases of $13,532. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The implicit interest rate of the leases ranged from 16% to 20%. The assets are amortized over the lesser of their related lease terms or their estimated useful lives. Accumulated depreciation on capital leases was $11,874 and $5,159 at December 31, 2005 and 2004, respectively.

3.   Prepaid Expenses

     As of December 31, 2005, prepaid expenses included $173,021 related to the issuance of a warrant to purchase 100,000 shares of the Company's Common Stock to a customer in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server to the Company's customers should the Company be unable to provide such services. The fair value of the warrant was calculated using the Black-Scholes valuation model. The warrant has an exercise price of $3.50 per share and may be exercised until July 2008. The prepaid expense related to the warrant will be amortized on a straight-line basis over 36 months, commencing in January 2006. The prepaid expense will be evaluated periodically for signs of impairment, and will be written down as deemed necessary.

4.   Commitments and Contingencies

     Lease Commitments

       As of December 31, 2005, the Company leased office facilities and certain computer equipment under non-cancelable operating leases. Future minimum lease payments required under the noncancelable leases are as follows:

              Years Ending December 31,                Operating Leases
              -------------------------                ----------------
                     2006                                   $206,752
                     2007                                    233,600
                     2008                                     81,760
                                                            --------
                       Total minimum lease payments         $522,112
                                                            --------

       Of the total minimum lease payments due during fiscal 2006, $2,350 related to the computer equipment operating lease. The Company paid this lease in full in March 2006.

       At December 31, 2004, the Company had an outstanding obligation under two capital leases of $5,519. These capital leases were fully paid as of December 31, 2005.

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

     The Company is recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases". The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This resulted in monthly rental expense of $16,668 from May 1, 2005 through December 31, 2005. During the fiscal years ended December 31, 2005 and 2004, the Company recognized a total of $133,344 and $0 respectively, in rental expense for this lease.

     Contingencies

     On October 29, 2004, the Company entered into a Salary Agreement with each of the following persons: Francis K. Ruotolo, the Company's then current Chief Executive Officer and Chairman, Boyd Pearce, the Company's then current President and Chief Operating Officer, Kenneth Ruotolo, the Company's Chief Financial Officer and Secretary, Clifford Hersh, the Company's Chief Scientist, Girish Mundada, the Company's Vice President, Engineering and Jeffrey R. Spirn, Ph.D., the Company's Vice President of Research and Development (each an "Officer"). Pursuant to the Salary Agreements, each Officer's salary (the "Original Salary") was reduced 50 percent and the Company agreed to pay each Officer a bonus, equal to the aggregate amount that such Officer's salary had been reduced, should the Company raise a certain amount of financing between October 16, 2004 and February 1, 2005. Effective January 1, 2005, each Officer's salary was increased to 75 percent of the Original Salary pursuant to an Amendment Agreement. The Company did not raise the required financing by February 1, 2005 and no bonus was paid to the Officers at that time. On February 1, 2005, the Company and the Officers agreed that if the Company raised a certain amount of financing between February 1, 2005 and June 30, 2005, the Officers would be paid a bonus equal to the aggregate amount that such Officers' salaries had been reduced since October 16, 2004. On April 15, 2005 an aggregate bonus of $199,167 was paid to the Officers pursuant to the Amendment Agreement, thereby satisfying the Agreement in full.

     As part of a License Agreement ("Agreement") dated August 1, 2005 with a certain customer, the Company has agreed to issue a warrant to purchase 50,000 shares of restricted stock of the Company to the customer thirty
     (30) days after the Software Acceptance Date, subject to approval from the Company's board of directors, compliance with applicable securities laws and regulations and Licensee representing that it is an accredited investor. The warrant has an exercise price of $3.50 per share and shall be exercisable for a period of three years from the Effective Date of the warrant. If the warrant is not granted within thirty (30) days after the Software Acceptance Date without fault of Licensee, then Licensee will have the right to terminate the Agreement on notice to the Company, and the Company will immediately refund to Licensee all monies theretofore paid to the Company under this Agreement. To date, the customer has not fully accepted the software, thus the warrant has not been issued.

5.   Deferred Revenues

     During fiscal 2005, the Company invoiced customers in the total amount of $525,223 for license fees, annual maintenance and support fees, and professional services. Of the total amount invoiced, $417,000 was recorded as current revenue in the Statements of Operations, and $108,223 was recorded as deferred revenue on the Balance Sheet. The deferred revenue consists of annual maintenance and support fees, which are being amortized ratably into revenue on the Statements of Operations over a 12 month period beginning on the contract dates. The total amortized in 2005 was $49,620. The amount of deferred revenues on the Balance Sheet at December 31, 2005 was $58,603.

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

     On November 30, 2003 the Company and Net Soft agreed to extend the LOI through January 31, 2004 and on January 31, 2004 further agreed to extend the LOI through March 31, 2004. On March 31, 2004, the LOI terminated and on that date, no future agreements between Net Soft and the Company were contemplated in connection with such LOI. As of March 31, 2004, the Company had received $310,943 of the $400,000 due pursuant to the LOI. The remaining $89,057 was considered uncollectible. In accordance with Generally Accepted Accounting Principles the Company did not consider the earnings process complete until collection was reasonably assured and all applicable revenue recognition conditions were met according to the Security and Exchange Commission's Staff Accounting Bulletin: No 104 -"Revenue Recognition." Therefore, the payments pursuant to the LOI were recorded in the financial statements prior to January 1, 2004 as deferred revenue. With the termination of the LOI and no future agreements contemplated in connection with such LOI at the time of termination, the Company was under no obligation to return the monies to Net Soft. Since Net Soft did not receive either a license to use the Company's product or services related to the Company's product, in 2004 the Company recognized the $310,943 as other income in the statements of operations and eliminated the deferred revenue liability.

6.   Income Taxes

     The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Due to the Company's loss position for the periods ended December 31, 2005 and 2004, there was no provision for income taxes during these periods.

     A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the asset based upon the lack of profitability and the uncertainty of future profitability.

     The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2005 and 2004 are as follows:

         Deferred tax assets:                         2005            2004
                                                      ----            ----

          Net operating loss carryforward         $ 13,412,485    $  9,909,028
          Research tax credit carryforward           1,371,851         945,858
          Expenses deductible in later years            76,768           2,024
                                              ---------------------------------

          Gross deferred tax assets                 14,861,104      10,856,910

          Less: valuation allowance                (14,861,104)    (10,856,910)

                                              ---------------------------------
          Net deferred tax assets                 $          -    $          -
                                              =================================

     At December 31, 2005 the Company had net operating loss carryforwards of approximately $33.0 million for federal tax purposes and $32.3 million for state tax purposes. If not earlier utilized, the federal net operating loss carryforwards will expire in various years from 2008 through 2025, and the state net operating loss carryforwards will expire in various years from 2006 through 2015.

     At December 31, 2005, the Company also had research credit carryforwards of approximately $0.9 million for federal tax purposes, and $0.7 million for state tax purposes. If not earlier utilized, the federal research credit carryforwards will expire in various years from 2017 through 2025. The state research credit carries forward indefinitely until realized.

     The effective rate applied to net losses in calculating the gross deferred tax assets is higher than the Federal statutory rate due to the recognition of state income tax benefits and an increase in the valuation allowance with respect to federal and state deferred tax assets. The valuation allowance was increased in 2005 and 2004 by $4,004,194 and $2,021,880, respectively.

     Federal and California regulations impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. If such ownership change has occurred, utilization of the net operating losses and tax credits could be subject to an annual limitation.

7.   Stockholders' Equity

     A comprehensive summary of transactions occurring in stockholders' equity for the years ending December 31, 2005 and 2004 is presented in the table below.

                                                                        Changes in Stockholders' Equity
                                                                        For the years ended December 31,
                                                                        --------------------------------

                                                                             2005             2004
                                                                             ----             ----

Total stockholders' equity, beginning of year                           $  1,529,181     $  (135,315)

Cash transactions:
   Proceeds from private placements:
      Sales of "D" Units at $0.75 per unit                                         -       4,277,378
      Cash commissions on sales of "D" units                                       -        (269,100)
      Commissions and finders' fees paid by issuing 400,906
         "D" units to placement agents                                             -               -
      Sales of "E" units at $1.25 per unit                                         -         500,000
      Cash commissions on sales of "E" units                                       -         (65,000)
      Commissions and finders' fees paid by issuing 36,363
         "E" units to placement agents                                             -               -
      Sales of "F" units at $1.00 per unit                                   933,000       1,160,000
      Cash commissions on sales of "F" units                                 (90,350)              -
      Commissions and finders' fees paid by issuing 63,181
         "F" units to placement agents                                             -               -
      Sales of "G" units at $1.60 per unit                                 3,042,000               -
      Cash commissions on sales of "G" units                                 (75,000)              -
      Commissions and finders' fees paid by issuing 29,829
         "G" units to placement agents                                             -               -
      Sales of "H" units at $1.60 per unit                                 2,603,000               -
      Cash commissions on sales of "H" units                                (188,500)              -
      Commissions and finders' fees paid by issuing 82,927
         "H" units to placement agents                                             -               -
      Sales of "I" units at $1.60 per unit                                 1,600,000               -
                                                                        -------------    ------------
                Net proceeds from private placements                       7,824,150       5,603,278
   Funds received for "F" units subscribed and unissued
         at year-end                                                               -          30,000
   Proceeds from warrant exercises:
      Warrants with exercise price of $2.00 exercised at
         discount price of $1.40 per share                                 3,935,796               -
              Cash commissions on exercise of warrants                      (193,800)              -
      Warrants with exercise price of $2.00 exercised at
         discount price of $1.50 per share                                 1,601,531               -
                                                                        -------------    ------------
                Net proceeds from warrant exercises                        5,343,527               -

   Funds received from exercise of stock options                             125,592         388,752
                                                                        -------------    ------------
                Total cash transactions                                   13,293,269       6,022,030

Non-cash transactions:
   Common stock issued in settlement of note payable
      to former officer                                                            -          75,000
   Forgiveness of officer note receivable                                                     45,000
   Amortization of discount on convertible promissory notes                        -         (46,373)
   Recognize beneficial interest on convertible promissory notes                   -         280,000
   Conversion of convertible promissory notes into common
      stock                                                                        -         289,150
   Employee compensation expense from exercise of stock options               20,790               -
   Employee compensation expense from the acceleration of
      vesting on certain stock options                                         3,742               -
   Prepaid expense recognized from issuance of warrant to purchase
      100,000 shares of common stock                                         173,021               -
   Non-employee compensation expense:
        Extension of time period to former contractor and officer
           to exercise stock options after termination of employment          30,130          29,498
        Stock options issued to vendor for domain name                             -           6,204
        Stock options issued to vendors                                       15,158               -
        Stock options issued to and exercised by executive
           recruiter in payment for search for new president                   3,526          21,473
        Restricted stock issued as finders' fees                              30,000               -
        Vesting of stock options issued to contractors                        18,266           2,575
                                                                        -------------    ------------
                 Total non-employee compensation expense                      97,080          59,750
                                                                        -------------    ------------
                 Total non-cash transactions                                 294,633         702,527
                                                                        -------------    ------------

Net loss and comprehensive net loss for the year                          (8,704,497)     (5,060,061)
                                                                        -------------    ------------
                 Total stockholders' equity, end of year                $  6,412,586     $ 1,529,181
                                                                        =============    ============


     Details of these transactions by quarter for the years ending December 31, 2005 and 2004 are presented below.

     From November 12, 2004 through January 12, 2005, the Company sold to accredited investors, through a private offering, 2,123,000 F Units at a price of one dollar ($1.00) per F Unit, with each F Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of two dollars ($2.00), exercisable until November 12, 2007. The gross proceeds from the offering were $2,123,000, of which $933,000 was received in January 2005. The Company issued 963,000 shares in January 2005, including 30,000 shares that had been recorded as common stock subscribed as of December 31, 2004. The Company paid cash commissions totaling approximately $90,350 and issued 63,181 F Units to a placement agent in January 2005 in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     From February 1, 2005 through March 31, 2005, the Company offered all shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.40 per share. A total of 2,140,283 warrants was exercised, resulting in gross proceeds to the Company of $2,996,396. The Company paid cash commissions of $109,800 to a placement agent in connection with these warrant exercises in March and April of 2005. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     On February 25, 2005, a prior consultant exercised an option for 12,886 shares. The option was previously granted in lieu of cash compensation. Non-employee stock compensation expense of $3,526 related to the exercise was recognized during fiscal 2005. In 2004, the Company recognized compensation expense of $21,473 related to this option.

     From April 14, 2005 through May 31, 2005, the Company offered certain shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.40 per share. A total of 671,000 warrants was exercised, resulting in gross proceeds to the Company of $939,400. The Company paid cash commissions of $84,000 to a placement agent in connection with these warrant exercises in May 2005. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     From April 14, 2005 through June 30, 2005, the Company sold to accredited investors, through a private offering, 1,651,250 G Units at a price of one dollar and sixty cents ($1.60) per G Unit, with each G Unit consisting of
     (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and fifty cents ($3.50), exercisable until April 14, 2008. The gross proceeds from the offering were $2,642,000. The Company paid cash commissions of $75,000, and issued 29,829 G Units in February 2006 to a placement agent in connection with this private offering. At December 31, 2005, the shares were recorded in Common Stock Subscribed at a value of $52,499 or $1.76 per G Unit, the purchase price paid by the placement agent. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     On May 1, 2005, the Company recognized non-employee stock compensation expense of $30,130 related to the extension of a former sales consultant's option grant. In January 2005 the sales consultant's contract terminated, and as part of the termination agreement, the Company agreed to extend the period during which the consultant could exercise the stock option, from the standard 90 days as provided in the Company's stock option plan, to one year.

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

     From July 1, 2005 through September 30, 2005, the Company sold to accredited investors, through a private offering, 778,125 H Units at a price of one dollar and sixty cents ($1.60) per H Unit, with each H Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008. The gross proceeds from the offering were $1,245,000. The Company paid cash commissions of $124,500, and issued 41,563 H Units in February 2006, to a placement agent in connection with this private offering. At December 31, 2005, these shares were recorded in Common Stock Subscribed at a value of $73,151.The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     From November 1, 2005 through December 31, 2005, the Company sold to accredited investors, through a private offering, 848,750 H Units at a price of one dollar and sixty cents ($1.60) per H Unit, with each H Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008. The gross proceeds from the offering were $1,358,000. In connection with this private offering, the Company paid cash commissions of $64,000 in 2005 and $20,000 in the first quarter of 2006, and issued 41,364 H Units, to a placement agent in February 2006. At December 31, 2005, the placement agent shares were recorded in Common Stock Subscribed at a value of $72,801, or $1.76 per H Unit, the purchase price paid by the placement agent. The Company also issued 4,375 H Units as finders' fees. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     On or about November 15, 2005, the Company sold to one accredited investor, through a private offering, 1,000,000 I Units at a price of one dollar and sixty cents ($1.60) per I Unit, with each I Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until November 9, 2009. The gross proceeds from the offering were $1,600,000. The sale of these securities was made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     From November 28, 2005 through December 31, 2005, the Company offered all shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.50 per share. A total of 1,067,687 warrants was exercised, resulting in gross proceeds to the Company of $1,601,531. The Company paid cash commissions of $39,125 to a placement agent in connection with these warrant exercises in the first quarter of 2006. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

     For the fiscal year ended December 31, 2005, $18,266 in non-employee stock compensation expense was recognized related to the vesting of options held by continuing consultants. Also in fiscal 2005, a total of $20,790 related to an employee exercise of stock options was recorded as compensation expense.

     During fiscal 2005, the Company recognized $15,158 in expense related to issuing 9,474 H Units to a vendor for services. At December 31, 2005, the shares were in Common Stock Subscribed. They were subsequently issued in February 2006.

     During fiscal 2005, the Company recognized $30,000 in investor relations expense related to issuing 15,000 restricted shares of the Company's Common Stock to an investment firm for services. At December 31, 2005, the shares were in Common Stock Subscribed. They were subsequently issued in February 2006.

     During the fiscal year ended December 31, 2005, a total of 103,704 shares of common stock of the Company were purchased through the exercise of stock options, resulting in cash proceeds to the Company of $125,592.

     On December 29, 2005 the Company's Board of Directors approved the acceleration of vesting for all unvested employee stock options granted under the ANTs software inc. 2000 Stock Option Plan, as amended, excluding those stock options held by non-employee directors whose options had an exercise price less than $2.10, and certain employees who did not consent to such acceleration. The closing sale price of ANTs' common stock on December 29, 2005 was $2.10. This was the price used to determine which options were in or out of the money. The Company accelerated a total of 2,621,004 options, of which 687,866 were in the money, and 1,933,138 were out of the money. In accordance with APB No. 25, the Company calculated the expense associated with accelerating the options using the intrinsic value method. Also in accordance with APB No. 25, the Company recorded the compensation expense of $3,742 with vesting of in the money options in the Statement of Operations with a corresponding credit to Additional Paid-In-Capital.

     As of December 31, 2005, Prepaid Expenses and Additional Paid-In-Capital included $173,021 related to the issuance of a warrant to purchase 100,000 shares of the Company's Common Stock to a customer in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server to the Company's customers should the Company be unable to provide such services. The fair value of the warrant was calculated using the Black-Scholes valuation model.

     From January 1, 2004 through March 31, 2004, the Company sold to accredited investors, through a private offering, 5,703,159 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. The gross proceeds from the offering were $4,277,378. In connection with this offering, the Company issued 33,666 D Units to finders and paid $269,100 in cash commissions. The Company issued an aggregate of 367,240 D Units to the placement agent in connection with the private offering of D Units that commenced in the first quarter of 2003 and closed at the end of the first quarter of 2004. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

     From November 12, 2004 through January 12, 2005, the Company sold to accredited investors, through a private offering, 2,123,000 F Units at a price of one dollar ($1.00) per F Unit, with each F Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of two dollars ($2.00), exercisable until November 12, 2007. The gross proceeds from the offering were $2,123,000, of which $1,190,000 was received by December 31, 2004 and $933,000 was received in January 2005. Of the total amount received in 2004, $30,000 was shown as Common Stock Subscribed at December 31, 2004. The shares were subsequently issued in January 2005. The Company paid cash commissions totaling $90,350 and issued 63,181 F Units to the placement agent in January 2005 in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

     For the fiscal year ended December 31, 2004, $2,575 in non-employee stock compensation expense was recognized related to the vesting of options held by continuing consultants.

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

     The computation of the basic and diluted net loss per share was as follows:

                                                           Loss            Shares     Per Share
                                                       (Numerator)     (Denominator)    Amount
                                                       ----------------------------------------
        Year ended December 31, 2005
              Basic and diluted net loss per share   $  (8,704,497)     40,418,575    $  (0.22)
        Year ended December 31, 2004
              Basic and diluted net loss per share   $  (5,060,061)     32,501,014    $  (0.16)


     At December 31, 2005 and 2004, options and warrants for the purchase of 21,182,381 and 16,414,176 common shares at prices ranging from $0.52 to $6.38, and $0.52 to $10.50 per share, were antidilutive, respectively, and therefore not included in the computation of diluted earnings per share.

9.   Concentration of Credit Risk-Cash

     The Company maintains cash balances at two major financial institutions in excess of the federally insured limit of $100,000 per institution. At December 31, 2005, the Company's uninsured cash balances totaled $6,188,800.

10.  Employee Benefit Plans

     The Company has a 401(k) Income Deferral Plan (the Plan) immediately open to all employees regardless of age or tenure with the Company. The Company may make a discretionary contribution to the Plan each year, allocable to all Plan participants. However, the Company elected to make no contributions for the years ended December 31, 2005 and 2004. Administrative fees for the plan totaled approximately $3,200 and $2,900 for the years ended December 31, 2005 and 2004, respectively.

11.  Warrants

     As of December 31, 2005, warrants to purchase 13,121,580 shares of the Company's Common Stock were outstanding. These securities give the holder the right to purchase shares of the Company's restricted common stock in accordance with the terms of the instrument as follows:

        Number of Warrants Issued      Exercise Price per Share      Year of Expiration
        -------------------------      ------------------------      ------------------
                8,469,606                    $2.00 - $2.50               2006 - 2007
                4,641,974                    $3.25 - $3.50               2008 - 2009
                   10,000                        $7.25                      2006
                   ------
               13,121,580
               ==========


12.  Stock Compensation Plan

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

     The following table summarizes stock option plan activity for the years ended December 31, 2005 and 2004:

                                                       Outstanding Options
                                                       -------------------
                                                                      Weighted
                                         Shares                       Average
                                       Available       Number of      Exercise
                                       For Grant        Shares         Price
                                       ---------        ------         -----
       Balance at December 31, 2003    1,521,488       3,841,162     $     2.26
       Granted                        (2,202,936)      2,202,936           1.44
       Exercised through cash
          consideration                        -        (354,019)          1.11
       Exercised through non-cash
          consideration                        -          (3,300)          1.88
       Retired and other                 717,331        (717,331)          1.47
                                     -----------     -----------           ----
       Balance at December 31, 2004       35,883       4,969,448     $     1.93
                                     -----------     -----------           ====

       Additional shares reserved      5,000,000
       Granted                        (3,671,500)      3,671,500     $     2.48
       Exercised through cash
           consideration                       -        (103,704)          1.21
       Exercised through non-cash
          consideration                        -         (21,886)          2.09
       Retired and other                 454,557        (454,557)          2.25
                                     -----------     -----------           ----

       Balance at December 31, 2005    1,818,940       8,060,801     $     2.17
                                     ===========     ===========           ====


       The options vested at December 31, 2005 and 2004 were 7,328,472 and 3,413,868, with an average weighted exercise price of $2.17 and $2.11, respectively.

       The weighted average fair value of options granted during the years ended December 31, 2005 and 2004 were $2.05 and $1.19, respectively.

     The  following  table  summarizes   information   regarding  stock  options
     outstanding at December 31, 2005:

                                                                                            Weighted
                                            Weighted          Weighted         Number        Average
             Exercise       Number           Average           Average         Vested       Exercise
               Price      Outstanding    Remaining Life    Exercise Price    at 12/31/05      Price
            ----------    -----------    --------------    --------------    -----------    ---------

          $0.52-$0.99       508,500       7.44 years            $0.72           496,697        $0.71
          $1.00-$1.99     2,213,953       8.28 years             1.53         2,045,836         1.52
          $2.00-$2.99     4,562,907       7.99 years             2.46         4,010,498         2.47
          $3.00-$6.38       775,441       7.26 years             3.26           775,441         3.26
                          ---------                             -----        ----------        -----
                          8,060,801       7.96 years            $2.17         7,328,472        $2.17
                          =========                             =====        ==========        =====