Form 10-Q
period 2006-03-31
ANTS SOFTWARE INC
filed 2006-05-15
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

(650) 931-0500
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

45,294,022 shares of common stock as of March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTS SOFTWARE INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$3,483,840	$6,381,932
Accounts receivable, net of allowance for doubtful accounts of $49,738 and $16,000 in 2006 and 2005, respectively	97,890	45,228
Prepaid insurance and other expenses	131,509	73,560
Total current assets	3,713,239	6,500,720
Restricted cash	105,399	105,399
Prepaid expense from warrant issued to customer, net	158,603	173,021
Property and equipment, net	674,809	622,515
Other assets	34,702	34,702
Total assets	$4,686,752	$7,436,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$210,002	$548,178
Accrued bonuses and commissions payable	35,000	218,750
Accrued vacation payable	172,240	149,573
Deferred revenues	84,114	58,603
Total current liabilities	501,356	975,104
Long-term liabilities:
Accrued rent	54,872	48,667
Total liabilities	556,228	1,023,771
Commitment and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 45,294,022 and 44,862,058 shares issued and outstanding, respectively	4,530	4,487
Common stock subscribed, not issued	11,000	243,608
Additional paid-in capital	50,391,806	49,690,324
Accumulated deficit	(46,276,812)	(43,525,833)
Total stockholders’ equity	4,130,524	6,412,586
Total liabilities and stockholders' equity	$4,686,752	$7,436,357

The accompanying notes are an integral part of these condensed financial statements.

ANTS SOFTWARE INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended March 31,

	2006	2005
Revenues:
Licenses	$42,000	$86,100
Maintenance	26,389	667
Total revenues	68,389	86,767

Expenses:
Sales and marketing	1,072,024	575,359
Research and development	1,230,255	787,089
General and administrative	526,331	525,603
Total expenses	2,828,610	1,888,051
Loss from operations	(2,760,221)	(1,801,284)

Other income (expense):
Interest income	9,712	2,528
Gain on legal settlement	1,000	1,500
Interest expense	(1,470)	(915)
Other income, net	9,242	3,113
Net loss	$(2,750,979)	$(1,798,171)

Basic and diluted net loss per common share	$(0.06)	$(0.05)

Shares used in computing basic and diluted net loss per share	45,180,279	37,176,396

The accompanying notes are an integral part of these condensed financial statements.

ANTS SOFTWARE INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,750,979)	$(1,798,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,979	64,943
Amortization of accrued rent, net of cash payments	1,825	-
Amortization of warrant issued to customer for potential support services	14,418	-
Bad debt expense	33,738	-
Compensation expense recognized on options granted to non-employees	3,851	4,672
Compensation expense recognized on restricted shares of common stock granted to a non-employee and subscribed as of March 31, 2006	11,000	-
Compensation expense recognized on vesting of employee stock options	88,188	-
Changes in operating assets and liabilities:
Accounts receivable	(86,400)	(114,100)
Prepaid insurance and expenses	(57,949)	61,075
Accounts payable and other accrued expenses	(333,796)	(115,574)
Accrued bonuses and commissions payable	(183,750)	199,167
Accrued vacation	22,667	22,236
Deferred revenue	25,511	27,333
Net cash used in operating activities	(3,139,697)	(1,648,419)
Cash flows used in investing activities:
Purchases of office furniture, fixtures and equipment	(124,273)	(198,287)
Net cash used in investing activities	(124,273)	(198,287)

Cash flows from financing activities:
Proceeds from private placements, net of commissions	184,000	842,650
Common stock subscribed	-	1,049,000
Proceeds from exercise of options	111,005	25,416
Proceeds from exercise of warrants, net of commissions	70,873	1,842,846
Payments on capital lease obligations	-	(1,155)
Net cash provided by financing activities	365,878	3,758,757

Net increase (decrease) in cash and cash equivalents	(2,898,092)	1,912,051
Cash and cash equivalents at beginning of period	6,381,932	1,448,724
Cash and cash equivalents at end of period	$3,483,840	$3,360,775

Non-cash investing and financing activities:
Common stock issued for subscribed shares	$243,608	$30,000

The accompanying notes are an integral part of these condensed financial statements.

ANTS SOFTWARE INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements are presented in accordance with the requirements for Form 10-Q. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Reference should be made to the ANTs software inc. (the “Company”) Form 10-KSB for the twelve months ended December 31, 2005, for additional disclosures, including a summary of the Company’s accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected in the future.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

Management has evaluated the Company’s current financial position and anticipates that cash on hand will be sufficient to fund operations and investments in capital equipment through March 2007 at its current levels of revenue and expenditures.

2.  BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months ended March 31,
	2006	2005

Net loss	$(2,750,979)	$(1,798,171)
Weighted average shares of common stock outstanding - basic and dilutive	45,180,279	37,176,396
Basic and diluted net loss per share	$(0.06)	$(0.05)

As of March 31, 2006 and 2005, outstanding options and warrants for the purchase of up to 21,461,566 shares of common stock at prices ranging from $0.52 to $7.25 per share, and 15,367,888 shares of common stock at prices ranging from $0.52 to $10.50 per share, respectively, were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Stock-Based Compensation

We have a stock-based compensation program (the ANTs software inc. 2000 Stock Option Plan or the “Plan”) which is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider stock-based compensation critical to our operation and productivity; essentially all of our employees and directors participate. Under the Plan, the Company may grant incentive stock options and non-qualified stock options to employees, directors or consultants, at not less than the fair market value on the date of grant for incentive stock options, and 85% of fair market value for non-qualified options. Options are granted at the discretion of the Board of Directors.

Options granted under the Plan are generally vested within three years after the date of grant, and expire 10 years after issuance. Stock option vesting is generally time-based. The options vest 1/6th beginning six months after the employee’s date of hire, then 1/36th each month thereafter such that the option is fully vested three years from date of hire. As of March 31, 2006, the Company had a total of 1,612,777 shares of common stock in the stock option reserve available for future grant awards.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, which is three years. Grants to new employees and directors do not vest for the first six months of service.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company is applying the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

The following table sets forth the total stock-based compensation expense for the quarter ended March 31, 2006, resulting from both the vesting of unvested options for certain grants issued prior to January 1, 2006, and from options awarded during the three months ended March 31, 2006.

Three Months Ended March 31, 2006
Sales and marketing	$24,439
Research and development	59,803
General and administrative	7,797
Stock-based compensation before income taxes	92,039
Income tax benefit	-
Total stock-based compensation expense after income taxes	$92,039

The total stock-based compensation expense of $92,039 comprised $88,188 attributable to the vesting of employee stock options, and $3,851 charged to R&D professional fees attributable to vesting of options issued to non-employee R&D contractors. During the quarter ended March 31, 2005, the Company recognized R&D professional fees of $4,672 related to the vesting of non-employee stock options.

Net cash proceeds from the exercise of stock options were $111,005 for the three months ended March 31, 2006. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2006, due to the Company’s net loss from operations for the period. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our statements of operations for periods prior to the adoption of SFAS 123(R). As required by SFAS 148 prior to the adoption of SFAS 123(R), we disclosed reported net loss which included stock-based compensation expense of $0, calculated in accordance with APB 25, and then pro forma net loss as if the fair-value-based compensation expense calculated in accordance with SFAS 123 had been recorded in the financial statements. The following table illustrates the effect on net loss after tax, and net loss per common share, as if we had applied the fair value recognition provisions of SFAS 123 to employee stock-based compensation during the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Net loss as reported	$(1,798,171)
Less: total stock-based compensation expense for employees determined under the SFAS 123 fair-value method, net of tax benefit of $0	(271,821)
Net loss, pro forma	$(2,069,992)
Basic and diluted net loss per share:
As reported	$(0.05)
Pro forma	$(0.06)

The fair value of employee and non-employee stock-based awards was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the three months ended March 31, 2006 and 2005:

	Employee Stock Options Three Months ended March 31,		Non-employee Stock Options Three Months ended March 31,
	2006	2005	2006	2005
Expected Life in Years	3.00	5.00	4.00	5.00
Volatility	91.00%	107.00%	91.00%	107.00%
Interest Rate	4.57%	3.30%	4.55%	3.30%
Yield Rate	0.00%	0.00%	0.00%	0.00%

Our computation of expected volatility for the three months ended March 31, 2006 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Prior to the adoption of SFAS 123(R), on December 29, 2005, the Company’s Board of Directors approved the acceleration of vesting for all unvested employee stock options granted under the ANTs software inc. 2000 Stock Option Plan (the “Plan”), as amended, excluding those stock options held by non-employee directors whose options had an exercise price less than $2.10, and certain employees who did not consent to such acceleration. The closing sale price of ANTs’ common stock on December 29, 2005 was $2.10. This was the price used to determine which options were “in” or “out of the money”. The Company accelerated a total of 2,621,004 options, of which 687,866 were in the money, and 1,933,138 were out of the money. The vesting of the stock options was accelerated to December 29, 2005 so that the Company would not incur approximately $4.7 million in compensation expense in the 2006-2008 fiscal years that otherwise would have been recorded under SFAS 123(R).

Stock option activity (including both employee and non-employee grants) for the three months ended March 31, 2006, is as follows:

	Shares Available For Grant	Outstanding Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,818,940	8,060,801	$2.17	N/A
Granted	(260,000)	260,000	$2.26	N/A
Exercised through cash consideration	-	(93,902)	$1.18	$106,402
Retired or forfeited	53,837	(53,837)	$1.30	N/A
Outstanding at March 31, 2006	1,612,777	8,173,062	$2.19	$2,370,188
Exercisable at March 31, 2006		7,632,570	$2.18	$2,289,771

The aggregate intrinsic value of total stock options outstanding and exercisable, and of total stock options exercised during the three months ended March 31, 2006 in the table above, represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on March 31, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount will change as the fair market value of the Company’s stock changes. The closing market price of the stock on March 31, 2006 was $2.48.

As of March 31, 2006, there was approximately $1 million of total unrecognized compensation cost, adjusted for forfeitures, related to non-vested stock-based payments granted to Company employees and contractors, which is expected to be recognized over a weighted-average period of approximately 3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 supersedes Accounting Principles Bulletin (APB) Opinion 2, “Accounting for Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”, though it carries forward the guidance of those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and error corrections. This statement is effective for accounting changes and error corrections made in years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company does not expect adoption of SFAS No. 154 to have a material impact on the Company's financial statements.

Certain reclassifications have been made to conform the prior year financial statements to the presentation of the current period.

4.  PREPAID EXPENSE FROM WARRANT ISSUED TO CUSTOMER, NET

Prepaid expense from warrant issued to customer, net, consists of the original charge of $173,021 related to the issuance of a warrant to a customer in 2005 to purchase 100,000 shares of the Company’s Common Stock, in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server to the Company’s customers should the Company be unable to provide such services. The fair value of the warrant was calculated using the Black-Scholes valuation model. The warrant has an exercise price of $3.50 per share and may be exercised until July 2008. The prepaid expense is being amortized into the statements of operations on a straight-line basis, over 36 months, commencing January 2006. Amortized expense for the first quarter of 2006 was $14,418, leaving a net balance in the prepaid asset account of $158,603.

The prepaid expense is being evaluated periodically for signs of impairment, and will be written down to its impaired value as necessary, in accordance with the guidance in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

5.  EQUITY TRANSACTIONS

A comprehensive summary of transactions occurring in stockholders’ equity for the three months ending March 31, 2006 and 2005 is presented in the table below.

	Changes in Stockholders' Equity
	For the Three Months ended March 31,
	2006	2005
Total stockholders' equity, beginning of period	$6,412,586	$1,529,181

Cash transactions:
Proceeds from private placements:
Sales of "F" Units at $1.00 per unit	-	933,000
Cash commissions on sales of "F" units	-	(90,350)
Sales of "H" units at $1.60 per unit	204,000	-
Cash commissions on sales of "H" units	(20,000)	-
Net proceeds from private placements	184,000	842,650
Proceeds from warrant exercises:
Warrants with discounted exercise price of $1.50 and $1.40 per share, respectively	109,998	2,996,396
Cash commissions on exercise of warrants	(39,125)	(104,550)
Net proceeds from warrant exercises	70,873	2,891,846
Funds received from exercise of stock options	111,005	25,416
Total cash transactions	365,878	3,759,912
Non-cash transactions:
Employee compensation expense - vesting of stock options	88,188	-
Commissions paid by issuing 63,181 "F" units to placement agent	-	-
Non-employee compensation expense:
Restricted stock issued to vendor	11,000	-
Stock options issued to and exercised by executive recruiter in payment for search for new president	-	3,526
Vesting of stock options issued to contractors	3,851	1,146
Total non-employee compensation expense	14,851	4,672
Total non-cash transactions	103,039	4,672
Net loss and comprehensive net loss for the year	(2,750,979)	(1,798,171)
Total stockholders' equity, end of period	$4,130,524	$3,495,594

During the three months ended March 31, 2006, the Company sold to accredited investors, through a private offering, 127,500 H Units at a price of one dollar and sixty cents ($1.60) per H Unit, with each H Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008. The Company received $204,000 in gross proceeds from the offering. No commissions were incurred for these sales. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the three months ended March 31, 2006, one investor exercised 73,332 warrants with an original exercise price of $2.00 at a discounted price of $1.50, resulting in gross proceeds to the Company of $109,998. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the three months ended March 31, 2006, the Company paid cash commissions totaling $20,000 in connection with the H Unit offering that occurred during the fourth quarter of 2005. As well, the Company paid $39,125 in cash commissions in connection with the warrant exercises that occurred during the fourth quarter of 2005.

During the three months ended March 31, 2006, a total of 93,902 shares of common stock of the Company were purchased through the exercise of stock options, resulting in cash proceeds to the Company of $111,005.

For the fiscal period ending March 31, 2006, the Company recognized $88,188 in compensation expense related to vesting of employee stock options, and $3,851 in professional fees related to the vesting of non-employee stock options.

From January 2, 2005 through January 12, 2005, the Company sold to accredited investors, through a private offering, 933,000 F Units at a price of one dollar ($1.00) per F Unit, with each F Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of two dollars ($2.00), exercisable until November 12, 2007. The gross proceeds from the offering were $933,000. The Company issued 963,000 shares related to the F Unit offering in January 2005, including 30,000 shares that had been recorded as common stock subscribed as of December 31, 2004. The Company paid cash commissions totaling approximately $90,350 and issued 63,181 F Units to the placement agent in January 2005 in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

On February 25, 2005, a prior consultant exercised an option for 12,886 shares, generating cash proceeds to the Company of $24,999. The option was previously granted in lieu of cash compensation. Non-employee stock compensation expense of $3,526 related to the exercise was recognized during the three months ended March 31, 2005.

For the fiscal period ending March 31, 2005, the Company recognized $1,146 in professional fee expense related to the vesting of non-employee stock options during this period.

During the three months ended March 31, 2005, a total of 28,300 shares of common stock of the Company were purchased through the exercise of stock options, resulting in cash proceeds to the Company of $25,416.

6. WARRANTS AND STOCK OPTIONS

As of March 31, 2006, the Company had outstanding warrants to purchase up to 13,288,504 shares of common stock, and options to purchase up to 8,173,062 shares of common stock. These securities give the holder the right to purchase shares of the Company’s common stock in accordance with the terms of the instrument.

	Stock Options	Warrants	Total
Balance, December 31, 2005	8,060,801	13,121,580	21,182,381
Granted	260,000	240,256	500,256
Exercised	93,902	73,332	167,234
Retired/forfeited	53,837	-	53,837
Balance, March 31, 2006	8,173,062	13,288,504	21,461,566

As of March 31, 2006, 1,612,777 options were available in the option reserve for future grants.

7. DEFERRED REVENUES

As of March 31, 2006 deferred revenues of $84,114 consisted of both payments from customers in advance for one-year software maintenance under perpetual licenses, and for the license and maintenance fees for three-year arrangements for which the license and maintenance support fees were not individually identified and priced. The deferred revenues are being amortized ratably into the statements of operations over the applicable periods. During the quarter ended March 31, 2005, the Company recognized $26,389 in deferred revenue in the Statement of Operations.

8. COMMITMENTS AND CONTINGENCIES

On April 27, 2005, the Company entered into a lease with Bayside Plaza, a partnership, for approximately 15,600 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the “Premises”). The Company moved its principal offices to these Premises on May 2, 2005. The Premises are used for the purposes of general office use and for software development. The lease has an initial term of three years, subject to the Company's right to extend the term of the lease for a total of six additional years. The base rent under this lease is $16,060 per month for the first year, $17,520 per month for the second year and $20,440 per month for the third year. The Company received abated rent for the period from May 1, 2005 to July 30, 2005. In the event that the Lease is not extended, the total obligations of the Company related to the lease amount to $600,060.

The Company is recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases”. The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This results in monthly rental expense of $16,668. During the quarter ended March 31, 2006, the Company recognized a total of $50,004 in rental expense for this lease.

    As part of a License Agreement (“Agreement”) dated August 1, 2005 with a certain customer, the Company has agreed to issue a warrant to purchase 50,000 shares of restricted stock of the Company to the customer thirty (30) days after the Software Acceptance Date, subject to approval from the Company’s board of directors, compliance with applicable securities laws and regulations and Licensee representing that it is an accredited investor. The warrant has an exercise price of $3.50 per share and shall be exercisable for a period of three years from the Effective Date of the warrant. If the warrant is not granted within thirty (30) days after the Software Acceptance Date without fault of Licensee, then Licensee will have the right to terminate the Agreement on notice to the Company, and the Company will immediately refund to Licensee all monies theretofore paid to the Company under this Agreement. To date, the customer has not fully accepted the software, thus the warrant has not been issued.

9. SUBSEQUENT EVENTS

On May 2, 2006, the Company completed a private offering of restricted stock, and raised approximately $9 million. Net proceeds from the offering were approximately $8.3 million after deducting placement agent fees of approximately $700 thousand. The Company anticipates that this new capital, combined with its $3.5 million cash balance at March 31, 2006, will be sufficient to fund operations and investments in capital equipment through March 2007 at its current levels of revenue and expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto in Part 1 Item 1, Financial Statements for this Quarterly Report on Form 10-Q and with Item 6, Management’s Plan of Operations, in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Certain statements contained in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, that there will be no material adverse change in the Company’s operations or business, that the Company will meet success in marketing and selling its products, and that the Company will be able to continue to attract and retain skilled employees necessary for its business, among other things. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All of these assumptions are difficult or impossible to predict accurately and many are beyond the Company’s control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company’s business and operations, which could cause the Company’s financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the ANTs technology or products to work as anticipated, failure to develop commercially viable products or services from the ANTs technology, delays or failure in fundraising efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words “believe,” “estimate,” “expect,” “intend,” “anticipate” “should”, “could”, “may”, “plan” and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company’s results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by the Company that the Company’s objectives or plans will be achieved. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

The Company is engaged in the development and marketing of the ANTs Data Server, a relational database management system (“RDBMS”) that is intended to significantly lower database infrastructure costs and significantly improve application performance. The Company anticipates that over the next twelve months its focus will be on sales, marketing, supporting customers, and continued research and development.

Technology Development

The ANTs Data Server is based on technologies that provide an advantage over other RDBMS’s: Universal Compatibility and the ANTs Concurrency Engine.

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

The ANTs Concurrency Engine (ACE)

Applications which require access to rapidly changing, shared data often suffer from poor performance and scalability because of database locking. The ANTs Concurrency Engine (ACE), which comprises a highly efficient data-processing engine coupled with lock-free data structures, eliminates virtually all data locking. ACE is architected into the core of the ANTs Data Server and enables performance improvements of two to fifteen times over other RDBMS’s. The Company has applied for eight patents on the concepts which underlie ACE, four of which have been granted by the Patent and Trademark Office.

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

Marketing

The benefits of the Company’s Universal Compatibility and ANTs Concurrency Engine technologies apply to a wide variety of potential customers and partners. Accordingly, the Company’s go-to-market strategy includes:

•	Focus on large enterprise customers who can realize significant savings by migrating applications away from expensive RDBMS’s and to the ANTs Data Server.
•	Focus on industry segments where high-performance applications demand a high-performance database.
•	Sell the ANTs Data Server through three sales channels;
o	Direct sales to end-users.
o	Through independent software vendors who will incorporate the ANTs Data Server with their own product which they will sell to their customers.
o
Through value added resellers and system integrators - companies which generally have deep expertise in certain vertical markets and who integrate the best products to develop complete solutions for their customers.

Results of Operations

The results of operations for the three months ending March 31, 2006 and 2005 are summarized below.

	Summary of Statements of Operations
		(in 000's)
	Three Months ending March 31,
	2006	2005	% Change

Revenues	$68	$87	-22%
Operating expenses	(2,828)	1,888	50%
Loss from operations	(2,760)	(1,801)	53%
Other income (expense), net	9	3	200%
Net loss	$(2,751)	$(1,798)	53%

Net loss per share - basic and diluted	$(0.06)	$(0.05)	21%

Shares used in computing basic and diluted net loss per share (in 000's)	45,180	37,176	22%

Revenues

During the first three months of 2006, the Company invoiced an aggregate of $93,900, comprising $53,900 related to the license of the ANTs Data Server and related one-year maintenance and support agreements, and $40,000 related to renewals of annual maintenance contracts. Of the total invoiced amount, the Company recognized license fee revenue of $42,000 in the statements of operations during the three months ended March 31, 2006, and deferred revenue of $51,900 related to one-year support and maintenance contracts on the balance sheet. The Company recognized $26,389 of the deferred revenue in the statement of operations for the three months ended March 31, 2006, leaving a total of $84,114 in deferred revenue on the balance sheet as of March 31, 2006. The deferred revenue is being amortized ratably over the twelve-month period from the contract dates.

During the first three months of 2005, the Company invoiced an aggregate of $114,100. Of the total amount invoiced, the Company recognized license fee revenue of $86,100 in the statements of operations during the three months ended March 31, 2005, and deferred revenue of $28,000 related to one-year support and maintenance contracts on the balance sheet. The Company recognized $667 of the deferred revenue in the statement of operations for the three months ended March 31, 2005.

Overview of Operating Expenses

During the first quarter of 2005, the Company made its first sales, and largely completed its transition to focusing the majority of its efforts on marketing the product, with on-going support from Research and Development in refining and increasing the functionality of the ANTs Data Server (“ADS”) in response to requests from current and potential customers. During the three months ending March 31, 2006, the Company’s sales and marketing activities expanded dramatically, both as compared to the same period in 2005, and as compared to the growth in Research and Development and General and Administrative activities over the same period.

From 2005 to 2006, Sales and Marketing expense increased from 31% to 38% of total operating expenses, while over the same time period Research and Development operating expense increased from 42% of the total to 43%. General and Administrative expense declined from 27% of the total to 19%. All areas of the Company expanded in 2006 as the company added personnel and relocated its offices (in May 2005) to accommodate growth. In total, average full-time equivalent (“FTE”) staff grew from 25 in 2005 to 42 in 2006, an increase of 17 or 68%.

In accordance with Financial Accounting Standards Board Statement No. 123 (R) “Share-Based Payment” (“Statement”)”, as of January 1, 2006, the Company began recognizing employee stock-based compensation expense related to employee stock option vesting in the statement of operations. The Statement and its application to the Company’s financial statements is discussed in greater detail in “Critical Accounting Policies and Estimates” below. The total employee stock-based compensation expense recognized in the three months ended March 31, 2006 was $88 thousand, and total non-employee stock-based compensation recognized was $4 thousand, for total stock-based compensation expense of $92 thousand, which was recognized in the first quarter of 2006. The details by Company functional area (departments) are discussed below.

Operating expenses by department for the three months ending March 31, 2006 and 2005 were as follows:

	Operating Expenses - Three Months ended March 31,
	2006			2005
	$ in 000's	% of Total	% Change vs. Prior Period	$ in 000's	% of Total

Sales and marketing	$1,072	38%	86%	$575	30%
Research and development	1,230	43%	56%	787	42%
General and administrative	526	19%	0%	526	28%
Total operating expenses	$(2,828)	100%	50%	$(1,888)	100%

Sales and Marketing Expenses

Sales and Marketing (“S&M”) expenses consist primarily of employee salaries and benefits, consultants’ fees, travel, marketing programs (trade shows, public relations, lead generation programs), marketing and sales literature and presentations, and allocation of corporate overhead.

S&M expense increased to $1.07 million in 2006 from $575 thousand in 2005, an increase of $497 thousand, or 86%, due primarily to the following:

- An increase in total compensation expense (including bonuses and commissions) from $234 thousand in 2005 to $484 thousand in 2006, an increase of $250 thousand, or 107%. Sales staff averaged 14 over the 2006 period compared to 6 in the 2005 period, an increase in employees of 8, or 133%. Sales bonuses and commissions in 2006 were $47 thousand, as compared to $54 thousand in 2005. Also, in 2006, the Company recognized $24 thousand in S&M-related share-based compensation expense related to the vesting of employee options, as compared to $0 in 2005.
- A decrease in professional fees of $83 thousand, or 41% (from $203 thousand in 2005 to $120 thousand in 2006), as the Company relied less on outside contractors, and more on in-house employees;
- An increase in direct sales and marketing expense (public relations, advertising, events and promotions, etc.) from $33 thousand in 2005 to $233 thousand in 2006, an increase of $200 thousand, or 606%, resulting from greatly increased marketing efforts and programs in the first quarter of 2006 as compared to the first quarter of 2005;
- An increase in marketing-related travel and entertainment from $36 thousand in 2005 to $100 thousand in 2006, an increase of $64 thousand, or 178%, related to greatly increased sales activities in 2006.
- An increase in allocated corporate overhead from $69 thousand in 2005 to $130 thousand in 2006; an increase of $61 thousand, or 88%, due to the increase in average S&M FTE over the same period.

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

R&D expense increased to $1.23 million in 2006 from $787 thousand in 2005, an increase of $443 thousand, or 56%, due primarily to the following:

- An increase in total compensation expense from $583 thousand in 2005 to $823 thousand in 2006, an increase of $240 thousand, or 41%, as additional engineers were hired to further refine the product in accordance with actual and potential customer demands. The number of average R&D personnel increased from 14 in 2005 to 22 in 2006, an increase of 8 engineers, or 57%. Also, in 2006, the Company recognized $56 thousand in share-based compensation expense related to the vesting of R&D employee stock options, as compared to $0 in 2005;
- An increase in expenses related to engineering consultants from $89 thousand in 2005 to $204 thousand in 2006; an increase of $115 thousand, or 129%. The consultants were used for quality assurance testing, and proof of conversion projects;
- An increase in allocated corporate overhead from $37 thousand in 2005 to $120 thousand in 2006, an increase of $83 thousand, or 224%, primarily due to the increase in average R&D FTE personnel over the same period.

The Company expects that, if sufficiently funded, its R&D expenses will increase moderately over the next twelve months as additional staff is recruited, and additional hardware is purchased, to support sales and marketing needs.

General and Administrative Expenses

General and administrative (“G&A”) expense stayed level from the first quarter of 2005, as compared to the first quarter of 2006 at $526 thousand in both quarters, due primarily to the following:

- Total compensation expense increased from $275 thousand in 2005 to $319 thousand in 2006, an increase of $44 thousand, or 16%, due to the addition of a staff accountant in 2006. Average G&A FTE personnel was 6 in 2006 as compared to 5 in 2005. This represents an increase of 1 person, or 20%. Also, in 2006, the Company recognized $8 thousand in G&A-related share-based compensation expense related to the vesting of employee stock options, as compared to $0 in 2005;
- Medical insurance premiums increased from $48 thousand in 2005 to $77 thousand in 2006, an increase of $29 thousand, or 60%. The increase is attributable to the increase in total average FTE personnel of 17, or 68%, from the first quarter of 2005 to the same period in 2006;

- Bad debt expense of $34 thousand in 2006 as compared to $0 in 2005;
- Total facilities costs increased from $34 thousand in 2005 to $104 thousand in 2006, an increase of $70 thousand, or 206%. The increase is attributable to moving the corporate offices in May 2005 (which increased the Company’s monthly rent expense from $6 thousand to approximately $16.7 thousand), and increased utilities expense in 2006 related to the expansion of the computer lab;
- Amortization of prepaid warrant expense of $14.4 thousand in 2006 as compared to $0 in 2005;
- General administrative expense (supplies, stationery, postage, corporate insurance, etc.) increased from $57 thousand in 2005 to $79 thousand in 2006, an increase of $22 thousand, or 39%, as total company average FTE personnel increased from 25 to 42 over the same period;
- Professional fees related to accounting, investor relations and legal decreased from $216 thousand in 2005 to $142 thousand in 2006, a decrease of $74 thousand, or 34%. Accounting fees declined primarily due to the Controller transferring from outside consultant status to employee status, effective April 2005. Investor relations and legal expenses declined as there were fewer capital-raising activities in 2006 as compared to 2005;
- The increases in G&A expenses have been partially reduced by the allocation of corporate overhead out to the S&M and R&D areas. The allocation increased from $106 thousand in 2005 to $249 thousand in 2006, an increase of $143 thousand, or 135%. The increase in overhead allocated to other areas has increased in 2006 as average FTE personnel has increased in both S&M and R&D, while remaining relatively level in G&A during the period.

The Company expects that, if sufficiently funded, its general and administrative expenses will increase moderately as the Company expands. In 2006, the Company is required to implement the processes and procedures necessary to effect compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition to consulting expenses, the Company will incur increased audit fees, as the outside auditors will be required to issue an opinion on the effectiveness of the Company’s internal controls over the financial reporting process during 2006. Although the Company’s total cost of compliance in 2006 is presently unknown, preliminary investigation indicates that the cost could be in the $400 - $600 thousand range.

The majority of the Company’s operating expenses and costs over the next twelve months are expected to be for, and related to, marketing and selling the ANTs Data Server, continuing technical development, and supporting customers.

Other Income (Expense), Net

During the three months ended March 31, 2006 and 2005, Other Income (Expense), Net was $9.2 thousand and $3 thousand, respectively. In both periods, the income consisted primarily of interest income earned on bank deposits, net of interest expense paid on credit card facilities. Interest income in 2006 was $9.7 thousand, which was $6.2 thousand, or 207%, higher than the $2.5 thousand earned in 2005, due to the increase in average cash balances in 2006 as compared to 2005. The average monthly cash balance during the first quarter of 2006 was $5 million, as compared to $2.5 million during the 2005 period; an increase of $2.5 million, or 100%. The increase in cash balances is due to capital that was raised between April 1, 2005 and March 31, 2006. Interest expense rose from $915 in 2005 to $1.47 thousand in 2006, an increase of $555, or 61%.

Liquidity and Capital Resources

For the last five years, the Company has reported negative cash flow from operations. During the period 2000-2004, the Company was focused primarily on research and development with first sales occurring in the first quarter of 2005. Throughout the last five years, the Company has been supported by cash flows from financing activities, primarily in the form of equity, rather than debt. At present, ANTs has no long-term debt.

The Company has offered several private placements each year. The offerings typically consist of Units, which give the investor shares of restricted common stock at a discount to the then-current market price, and a warrant to purchase the same number of restricted shares of common stock at a fixed price set at a premium to the then-current market price. The warrants typically have a life of three years. The Company’s investing activities have been focused almost entirely on the acquisition of computer equipment, and expansion of electrical and air-conditioning capacity in its development and testing laboratory. The expenditures have been significantly less than the funds provided by financing activities; the remainder of the capital raised has been used to support operations.

To date, revenue from sales has been minimal. During fiscal 2005, revenue totaled $466 thousand. In the first quarter of 2006, revenue was $68 thousand. These revenues are significantly less than the Company’s need for funds.

During fiscal 2005, the Company used $7.6 million in operations, and $725 thousand in investing activities. The Company raised approximately $13.2 million in equity capital, and had a cash balance of $6.4 million at December 31, 2005. At that time, the cash on hand was sufficient to fund operations for approximately six months in 2006, assuming that no further cash came in.

During the first quarter of 2006, operations used approximately $3.1 million in cash, and investing activities consumed another $124 thousand. Since revenues during the period were $68 thousand, the Company relied on cash flows from financing activities, which provided $366 thousand, and cash on hand, to fund operations and purchases of computer equipment. Cash on hand decreased from $6.4 million on December 31, 2005 to $3.5 million at March 31, 2006.

On May 2, 2006, the Company completed a private offering of restricted stock, and raised approximately $9 million. Net proceeds from the offering were approximately $8.3 million after deducting placement agent fees of approximately $700 thousand. The Company anticipates that this new capital, combined with its $3.5 million cash balance at March 31, 2006, will be sufficient to fund operations and investments in capital equipment through March 2007 at its current levels of revenue and expenditures.

The Company has three potential funding sources: 1) Raising funds through private placements of its stock and warrants; 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners; and 3) the Company has begun generating revenue and expects to continue generating revenue during the next twelve months and, if successful, this should be a source of some operating funds. There can be no assurance that any or all of these sources will provide sufficient funds to support the Company’s operations beyond March 2007. The Company intends to continue its acquisition of computer-related equipment to expand and update its computer laboratory; however, the Company presently has no commitments to acquire assets that would have a material impact on the balance sheet or statement of cash flows. The Company plans to fund all acquisitions with cash provided by operations and/or cash received from financing activities.

During the three most recent fiscal years, inflation and changing prices have had little or no effect on the Company’s operations or financial position.

Off-Balance Sheet Arrangements

As of March 31, 2006, the Company had certain off-balance sheet arrangements as described below.

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

The Company is recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases”. The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This results in monthly rental expense of $16,668. During the three months ended March 31, 200, the Company recognized a total of $50,004 in rental expense for this lease.

The table below presents the Company’s total long-term contractual obligations as of March 31, 2006, for both on and off-balance sheet categories.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$471,580	$208,780	$262,800	-	-

Critical Accounting Policies and Estimates

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

The Company believes the following represents its critical accounting policies:

•	Revenue recognition
•	Stock-based compensation
•	Income taxes

Revenue Recognition - We recognize revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue consists primarily of revenue earned under agreements for software licenses, maintenance and support (otherwise known as post-contract customer support or “PCS”) and professional services.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software license arrangements, which comprise prepaid license and maintenance support fees, is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.
•	Delivery has occurred and there are no future deliverables except post-contract customer support (“PCS”).
•
The fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due in accordance with paragraph 29 of SOP 97-2.

•	Collection is probable.

Revenue from professional fees, consisting primarily of consulting services, is recognized as services are provided and the revenues are earned.

Stock-Based Compensation - On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, which is three years. Grants to new employees and directors have an initial six month cliff for vesting.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company is applying the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

Income Taxes - The carrying value of the Company’s deferred tax assets are dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Until such time as the Company establishes a taxable income in such jurisdictions, the total amount of the deferred tax assets shall be completely offset with a valuation allowance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

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

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of the Company’s internal control performed during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding and, to the best of its knowledge, no such action against the Company has been threatened, nor does the Company anticipate any such action.

ITEM 1A. RISK FACTORS

Market acceptance of the Company’s products and services is not guaranteed. The Company is at an early stage of development and its revenue will depend upon market acceptance and utilization of its intended products and services. The Company’s product is under constant development and is still maturing. Due to economic conditions some potential customers have significantly tightened budgets for evaluating new products and technologies and the evaluation cycles are much longer than in the recent past. There can be no assurance that the Company’s product and technology development efforts will result in new products and services, or that they will be successfully introduced.

The Company competes with large companies.  The Company operates in a highly competitive industry. Although the Company believes that its technology is unique, can be protected, and, if adopted, will confer benefits that will be otherwise unavailable for some significant time, it faces very large competitors with greater resources who may adopt various strategies to block or slow its market penetration, thereby straining its more limited resources. The Company is aware of efforts by competitors to introduce doubt about the Company’s financial stability as it competes to win business. Large competitors may also seek to hinder the Company’s operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by offer of highly competitive terms to potential or newly acquired customers

The Company will need to continue its product development efforts. The Company believes that its market will be characterized by increasing technical sophistication. The Company also believes that its eventual success will depend on its ability to continue to provide increased and specialized technical expertise. There is no assurance that the Company will not fall technologically behind competitors with greater resources. Although the Company believes that it enjoys a significant lead in its product development, and is hopeful that its patents provide some protection, it will likely need significant additional capital in order to continue to enjoy such a technological lead over competitors with more resources.

If the Company is unable to protect its intellectual property, its competitive position would be adversely affected. The Company relies on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with its employees and others to protect its intellectual property. Despite the Company’s precautions, unauthorized third parties may copy its products and services or reverse engineer or obtain and use information that it regards as proprietary. The Company has filed eight patent applications with the United States Patent and Trademark Office and intends to file more. Four patents have been granted; however, the Company does not know if the remaining applications will be granted or whether it will be successful in prosecuting any future patents. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. The Company’s means of protecting its proprietary rights may not be adequate and third parties may infringe or misappropriate its patents, copyrights, trademarks and similar proprietary rights. If the Company fails to protect its intellectual property and proprietary rights, its business, financial condition and results of operations would suffer. The Company believes that it does not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against it. It is possible, however, that such a claim might be asserted successfully against the Company in the future. The Company may be forced to suspend its operations to pay significant amounts to defend its rights, and a substantial amount of the attention of its management may be diverted from its ongoing business, all of which would materially adversely affect its business.

The Company focuses on the research and development of its proprietary technologies and the marketing of its first product. The Company’s present focus is on the research and development of its proprietary technologies and the marketing of its first product. The Company believes that these technologies are the basis for highly marketable commercial products. However, there can be no assurance of this, and it is possible that the Company’s proprietary technologies and products will have no commercial benefit or potential. In addition, from the Company’s inception to the present, it has not recognized any substantial operating revenues.

The Company depends on its key personnel and may have difficulty attracting and retaining the skilled staff it needs to execute its growth plans. The Company’s success will be dependent largely upon the personal efforts of its Chief Executive Officer, Boyd Pearce, its President Joseph Kozak, and its Chairman, Francis K. Ruotolo, as well as other senior managers. The loss of key staff could have a material adverse effect on the Company’s business and prospects. To execute its plans, the Company will need to hire additional staff and retain current employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. The Company may not be successful in attracting or retaining such qualified personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. If the Company is unable to hire, train and manage new skilled and experienced employees as needed, it would be unable to support its planned growth and future operations.

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

Limited market for the Company’s common stock. The Company’s common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market. As such, the market for the Company’s common stock is limited and is not regulated by the authorities of any exchange. Further, the price of the Company’s common stock and its volume in the OTC market may be subject to wide fluctuations.

The Company has a long corporate existence and was inactive during much of its corporate history.  The Company was formed as the Sullivan Computer Corporation, incorporated in Delaware in January 1979. The Company was privately owned until late 1986, at which time its common stock began trading in the over-the-counter market. This was a result of the registration of the Company’s common stock pursuant to the merger with CHoPP Computer Corporation, a British Columbia corporation. During the period from mid-1987 through late 1999, the Company had few or no employees. The Company’s operating activities were limited and were largely administered personally by its former Chairman. Due to the passage of time and the poor condition of financial and other records, there can be no assurance that all matters have been addressed at this date.

The Company has indemnified its officers and directors. The Company has indemnified its Officers and Directors against possible monetary liability to the maximum extent permitted under Delaware law.

Limitation on ability for control through proxy contest. The Company’s Bylaws provide for a Board of Directors to be elected in three classes. This classified Board may make it more difficult for a potential acquirer to gain control of the Company by using a proxy contest, since the acquirer would only be able to elect two or three directors at each shareholders meeting held for that purpose.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 31, 2006, the Company sold to accredited investors, through a private offering, 127,500 “H” Units at a price of one dollar and sixty cents ($1.60) per H Unit (for aggregate consideration of $204,000), with each H Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008. The sales of these securities were made in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

During the three months ended March 31, 2006, one investor exercised 73,332 warrants with an original exercise price of $2.00 per share at a discounted price of $1.50 per share, resulting in gross proceeds to the Company of $109,998. The sales of these securities were made in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

The proceeds from these sales of unregistered securities will be used for sales, product development, marketing and general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Company’s 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the fiscal quarter covered by this report, the Company filed the following reports on Form 8-K:

1) On January 3, 2006, the Company announced that it was adopting the requirements of Statement of Financial Standards No. 123(R), “Share-Based Payment”, to account for expense arising from vesting of employee stock options effective January 1, 2006; and that furthermore, on January 3, 2006, the Company had issued a press release announcing that effective December 29, 2005, its Board of Directors approved the acceleration of vesting for all unvested stock options granted under the ANTs software inc. 2000 Stock Option Plan, as amended, subject to certain exclusions; 2) On January 9, 2006 the Company announced information regarding funds raised during the fiscal quarter ended December 31, 2005; 3) On February 10, 2006, the Company published, as required by Regulation FD, a summary of a shareholder teleconference call held on February 9, 2006; 4) On February 14, 2006, the Company announced the resignation of Director Richard LaBarbera from the Company’s Board of Directors effective February 13, 2006; and 5) On March 13, 2006, the Company announced that it had unilaterally extended the exercise termination date for outstanding warrants to purchase an aggregate of approximately 6.8 million shares of common stock from March 31, 2006 to June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTs software inc.

Date: May 15, 2006	By:	/s/ Boyd Pearce
Boyd Pearce, Chief Executive Officer and Director

Date: May 15, 2006	By:	/s/ Kenneth Ruotolo
Kenneth Ruotolo, Chief Financial Officer and Secretary