Form 10-Q
period 2006-06-30
ANTS SOFTWARE INC
filed 2006-08-14
CIK 796655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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
51,926,357 shares of common stock as of July 31, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ANTS SOFTWARE INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$9,035,653	$6,381,932
Accounts receivable, net of allowance for doubtful accounts of $49,738 and $16,000 in 2006 and 2005, respectively	83,378	45,228
Prepaid insurance and other expenses	158,265	73,560
Total current assets	9,227,296	6,500,720
Restricted cash	185,958	105,399
Prepaid expense from warrant issued to customer, net	144,184	173,021
Property and equipment, net	755,740	622,515
Other assets	34,702	34,702
Total assets	$10,397,880	$7,436,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$242,462	$548,178
Accrued bonuses and commissions payable	21,250	218,750
Accrued vacation payable	211,582	149,573
Deferred revenues	92,724	58,603
Total current liabilities	568,018	975,104
Long-term liabilities:
Accrued rent	37,717	48,667
Total liabilities	605,735	1,023,771
Commitment and contingencies (Note 8)	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 51,913,857 and 44,862,058 shares issued
and outstanding, respectively	5,192	4,487
Common stock subscribed, not issued	519,230	243,608
Additional paid-in capital	59,439,716	49,690,324
Accumulated deficit	(50,171,993)	(43,525,833)
Total stockholders’ equity	9,792,145	6,412,586
Total liabilities and stockholders' equity	$10,397,880	$7,436,357

The accompanying notes are an integral part of these condensed financial statements.

ANTS SOFTWARE INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Revenues:
Licenses and royalties	$50,062	$108,000	$92,062	$194,100
Maintenance	33,196	7,000	59,585	7,667
Professional services	-	19,500	-	19,500
Total revenues	83,258	134,500	151,647	221,267

Cost of Goods Sold:
Licenses	15,096	-	15,096	-
Gross profit	68,162	134,500	136,551	221,267

Operating Expenses:
Sales and marketing	1,559,546	855,176	2,631,571	1,430,535
Research and development	1,479,556	796,093	2,709,811	1,583,182
General and administrative	978,274	460,489	1,504,604	986,092
Total operating expenses	4,017,376	2,111,758	6,845,986	3,999,809
Loss from operations	(3,949,214)	(1,977,258)	(6,709,435)	(3,778,542)

Other income (expense):
Interest income	54,330	6,033	64,041	8,561
Gain on legal settlement	2,000	1,000	3,000	2,500
Write-off of leasehold improvements	-	(45,012)	-	(45,012)
Interest expense	(2,297)	(785)	(3,766)	(1,700)
Other income, net	54,033	(38,764)	63,275	(35,651)
Net loss	$(3,895,181)	$(2,016,022)	$(6,646,160)	$(3,814,193)

Basic and diluted net loss per common share	$(0.08)	$(0.05)	$(0.14)	$(0.10)
Shares used in computing basic and diluted net loss per share	51,775,813	39,535,096	48,496,266	38,362,261

The accompanying notes are an integral part of these condensed financial statements.

ANTS SOFTWARE INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,646,160)	$(3,814,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	150,934	128,968
Amortization of accrued rent, net of cash payments	730	33,336
Amortization of warrant issued to customer for potential support services	28,837	-
Bad debt expense	33,738	-
Compensation expense recognized on options granted to non-employees	7,189	39,348
Compensation expense recognized on restricted shares of common stock granted to non-employee
and subscribed as of June 30, 2006	16,000	-
Compensation expense recognized on vesting of employee stock options	302,399	-
Write-off of leasehold improvements and security deposits, net	-	36,194
Write-off of unrecoverable security deposits related to prior office facilities	-	8,818
Changes in operating assets and liabilities:
Accounts receivable	(71,888)	(181,500)
Prepaid insurance and expenses	(84,705)	(46,483)
Other assets	-	(34,420)
Accounts payable and other accrued expenses	(317,396)	76,116
Accrued bonuses and commissions payable	(197,500)	-
Accrued vacation	62,009	28,001
Deferred revenue	34,121	58,333
Net cash used in operating activities	(6,681,692)	(3,667,482)

Cash flows used in investing activities:
Transfer operating funds to restricted cash	(80,559)	-
Purchases of office furniture, fixtures and equipment and security deposits	(284,159)	(312,109)
Net cash used in investing activities	(364,718)	(312,109)

Cash flows from financing activities:
Proceeds from private placements, net of commissions	9,072,253	3,409,650
Proceeds from common stock subscribed for cash exercise of stock options	6,755	-
Proceeds from exercise of options	550,250	125,591
Proceeds from exercise of warrants, net of commissions	70,873	3,741,996
Payments on capital lease obligations	-	(1,762)
Net cash provided by financing activities	9,700,131	7,275,475

Net increase in cash and cash equivalents	2,653,721	3,295,884
Cash and cash equivalents at beginning of period	6,381,932	1,448,724
Cash and cash equivalents at end of period	$9,035,653	$4,744,608

Non-cash investing and financing activities:
Common stock issued for subscribed shares at December 31, 2005	$243,608	$30,000
Common stock subscribed at June 30, 2006 to be issued to private placement agent for commissions	$496,475	$-

The accompanying notes are an integral part of these condensed financial statements.

ANTS SOFTWARE INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements are presented in accordance with the requirements for Form 10-Q. The December 31, 2005 balance sheet was derived from audited financial statements filed with the Company’s 10-KSB as of December 31, 2005 and therefore may not include all disclosures required by accounting principles generally accepted in the United States of America. Reference should be made to the ANTs software inc. (the “Company”) Form 10-KSB for the twelve months ended December 31, 2005, for additional disclosures, including a summary of the Company’s accounting policies, which have not significantly changed, except for accounting for stock-based compensation. Effective January 1, 2006, the Company implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards.

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected in the future.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

          Certain reclassifications have been made to conform the prior year financial statements to the presentation of the current period.

      Management has evaluated the Company’s current financial position and anticipates that cash on hand will be sufficient to fund operations and investments in capital equipment through January 2007 at its current levels of revenue and expenditures.

2.               BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share:

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
	2006	2005	2006	2005

Net loss	$(3,895,181)	$(2,016,022)	$(6,646,160)	$(3,814,193)
Weighted average shares of common stock outstanding - basic and dilutive	51,775,813	39,535,096	48,496,266	38,362,261

Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.14)	$(0.10)

As of June 30, 2006 and 2005, outstanding options and warrants for the purchase of up to 22,385,203 shares of common stock at prices ranging from $0.52 to $6.38 per share, and 18,302,202 shares of common stock at prices ranging from $0.52 to $10.50 per share, respectively, were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

 We recognize revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue consists primarily of revenue earned under agreements for software licenses for the ANTs Data Server (”ADS”), maintenance and support (otherwise known as post-contract customer support or “PCS”), royalties from independent software vendors who bundle ADS with their product offerings, and professional services.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software license arrangements, which comprise prepaid license and maintenance support fees, and royalties from independent software vendors (“ISVs”) are recognized when all of the following criteria are met:

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

License and Royalty Revenue

The Company recognizes revenue from license agreements when earned which generally occurs when agreed upon deliverables have been provided, or milestones have been confirmed by licensees, and relative fair values of multiple elements can be determined. Royalty revenue is recognized when confirmation is received from the ISV that there are no concessions or contingencies and collectibility of the royalty is reasonably assured.

Maintenance and Technical Support Revenue (“PCS”)

The Company recognizes revenue from maintenance agreements based on the fair value, determined using VSOE, of such agreements. Maintenance revenue is deferred and amortized into the statement of operations over the period in which such services are provided, generally 12 months.

Professional Services Revenue

These revenues comprise primarily consulting services, and are recognized as services are performed under an engineering services agreement, when all revenue criteria and all obligations have been met. We charge the customer fees based on agreed upon billing rates, and the customers also reimburse us for agreed upon expenses.

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

Options granted under the Plan are generally vested within three years after the date of grant, and expire 10 years after issuance. Stock option vesting is generally time-based. Options granted to new hires vest 16.7% beginning six months after the employee’s date of hire, then at 2.78% each month thereafter such that the option is fully vested three years from date of hire. Options granted to existing employees generally start vesting monthly following their grant. These options vest evenly over 36 months, at which time they are fully vested. Following termination of employment or consulting status there is usually a grace period during which the option is still exercisable for the vested shares. This period is typically for three months, but may be shorter or longer depending on the terms of a given stock option agreement. Options granted to outside directors are generally issued with the same terms as those granted to employees, except that in May 2006, the Company granted to its four outside directors options with vesting periods that coincided with their service periods (one to three years), with a one-year lock-up provision following their date of termination, during which the shares cannot be exercised. Additionally, under these stock option agreements, following termination of a director’s service there is a three year grace period during which the option is still exercisable for the vested shares. .

As of June 30, 2006, the Company had a total of 427,777 shares of common stock in the stock option reserve available for future grant awards.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, which is three years. Grants to new employees and directors do not vest for the first six months of service.

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

The following table sets forth the total stock-based compensation expense for the three and six month periods ended June 30, 2006, resulting from both the vesting of unvested options for certain grants issued prior to January 1, 2006, and from options awarded during the three and six month periods ended June 30, 2006.

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Sales and marketing (“S&M”)	$48,472	$72,911
Research and development (“R&D”)	70,240	130,043
General and administrative (“G&A”)	98,838	106,635
Stock-based compensation before income taxes	217,550	309,589
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$217,550	$309,589

Employee stock-based compensation expense in the three and six month periods ended June 30, 2006, of $217,550 and $309,589, respectively, increased the Company’s net loss for those periods by those same amounts, and increased basic and diluted net loss per share by $0.01 in both periods. There was no impact on cash flows used in operations, or cash flows from financing activities, for the three and six month periods ended June 30, 2006 related to employee stock-based compensation expense.

The total stock-based compensation expense, net of income taxes, for the three months ended June 30, 2006 comprised $214,212 attributable to the vesting of employee and outside director (collectively referred to as “employee”) stock options, and $3,338 charged to R&D professional fees attributable to vesting of options issued to non-employee R&D contractors. The total stock-based compensation expense, net of income taxes, for the six months ended June 30, 2006 comprised $302,400 attributable to the vesting of employee stock options, and $7,189 charged to R&D professional fees attributable to vesting of options issued to non-employee R&D contractors. During the three and six month periods ended June 30, 2005, the Company recognized R&D professional fees of $10,498 and $14,439, respectively, related to the vesting of non-employee stock options.

Net cash proceeds from the exercise of stock options were $446,000 and $557,005 for the three and six month periods ended June 30, 2006, respectively. No income tax benefit was realized from stock option exercises during the three and six month periods ended June 30, 2006, due to the Company’s net loss from operations for the period. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123(R), we applied SFAS 123, “Accounting for Stock-Based Compensation”, amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our statements of operations for periods prior to the adoption of SFAS 123(R). As required by SFAS 148 prior to the adoption of SFAS 123(R), we disclosed reported net loss which included stock-based compensation expense of $0, calculated in accordance with APB 25, and then pro forma net loss as if the fair-value-based compensation expense calculated in accordance with SFAS 123 had been recorded in the financial statements. The following table illustrates the effect on net loss after tax, and net loss per common share, as if we had applied the fair value recognition provisions of SFAS 123 to employee stock-based compensation during the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(2,016,022)	$(3,814,193)
Less: total stock-based compensation expense for employees determined under the SFAS 123 fair-value method	(568,097)	(839,918)
Net loss, pro forma	$(2,584,119)	$(4,654,111)
Basic and diluted net loss per share:
As reported	$(0.05)	$(0.10)
Pro forma	$(0.07)	$(0.12)

The fair value of employee and non-employee stock-based awards was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the three months ended June 30, 2006 and 2005:

	Three Months
	Ended June 30,
	2006	2005
Employee Stock Options:
Expected Life in Years	3.00 - 6.00	5.00
Volatility	86 - 96.00%	127.53%
Interest Rate	4.98 - 5.00%	4.14%
Yield Rate	0.00%	0.00%

Non-Employee Stock Options:
Expected Life in Years	4.00	5.00
Volatility	91.00%	127.53%
Interest Rate	5.00%	4.14%
Yield Rate	0.00%	0.00%

Our computation of expected volatility for the three months ended June 30, 2006 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Stock option activity (including both employee and non-employee grants) for the six months ended June 30, 2006, is as follows:

			Weighted
	Shares		Average	Aggregate
	Available	Outstanding	Exercise	Intrinsic
	For Grant	Stock Options	Price	Value
Outstanding at January 1, 2006	1,818,940	8,060,801	$2.17	N/A
Granted	(1,605,000)	1,605,000	$2.52	N/A
Exercised through cash consideration	-	(318,902)	$1.75	$159,451
Retired or forfeited	213,837	(213,837)	$2.37	N/A
Outstanding at June 30, 2006	427,777	9,133,062	$2.24	$(91,331)
Exercisable at June 30, 2006		7,323,411	$2.18	$(512,639)

The aggregate intrinsic value of total stock options outstanding and exercisable, and of total stock options exercised during the six months ended June 30, 2006 in the table above, represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on June 30, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. Aggregate intrinsic value changes as the fair market value of the Company’s stock changes. The closing market price of the stock on June 30, 2006 was $2.25.

As of June 30, 2006, there was approximately $3 million of total unrecognized compensation cost, adjusted for forfeitures, related to non-vested stock-based payments granted to Company employees and contractors, which is expected to be recognized over a weighted-average period of approximately 3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock options outstanding and exercisable at June 30, 2006 are summarized in the table below.

	Stock Options Outstanding		Stock Options Exercisable
	Number of	Weighted Average	Number of	Weighted Average
	Options	Remaining	Options	Exercise Price
	Outstanding	Contractual Life	Exercisable	per Share
Range of exercise prices:

$0.52 - $0.99	470,500	6.98	470,500	$0.70
$1.00 - $1.99	2,026,161	7.72	1,995,336	$1.54
$2.00 - $2.99	5,860,960	8.07	4,082,134	$2.46
$3.00 - $3.99	725,441	6.93	725,441	$3.05
$4.00 - $6.38	50,000	4.36	50,000	$6.38
Total stock options	9,133,062	7.82	7,323,411	$2.18

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

4.               PREPAID EXPENSE FROM WARRANT ISSUED TO CUSTOMER, NET

Prepaid expense from warrant issued to customer, net, consists of the original charge of $173,021 related to the issuance of a warrant to a customer in 2005 to purchase 100,000 shares of the Company’s Common Stock, in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server to the Company’s customers should the Company be unable to provide such services. The fair value of the warrant was calculated using the Black-Scholes valuation model. The warrant has an exercise price of $3.50 per share and may be exercised until July 2008. The prepaid expense is being amortized into the statements of operations on a straight-line basis, over 36 months, commencing January 2006. Amortized expense for the three and six months ended June 30, 2006 was $14,418 and $28,837, respectively, leaving a net balance in the prepaid asset account of $144,184 on June 30, 2006.

The prepaid expense is being evaluated periodically for signs of impairment, and will be written down to its impaired value as necessary, in accordance with the guidance in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

5.               EQUITY TRANSACTIONS

A comprehensive summary of transactions occurring in stockholders’ equity for the six months ending June 30, 2006 and 2005 is presented in the table below.

	Changes in Stockholders' Equity
	For the Six Months ended June 30,
	2006	2005
Total stockholders' equity, beginning of period	$6,412,586	$1,529,181
Cash transactions:
Proceeds from private placements:
Sales of "F" Units at $1.00 per unit	-	933,000
Cash commissions on sales of "F" units	-	(90,350)
Commissions paid by issuing 63,181 "F" units to placement agent	-	-
Sales of "G" Units at $1.60 per unit	-	2,642,000
Cash commissions on sales of "G" units	-	(75,000)
Sales of "H" units at $1.60 per unit	204,000	-
Cash commissions on sales of "H" units	(20,000)	-
Sales of restricted shares of common stock at $1.50 per share	9,597,503	-
Cash commissions on sales of restricted shares of common stock	(709,250)	-
Net proceeds from private placements	9,072,253	3,409,650
Proceeds from warrant exercises:
Warrants with exercise price of $2.00 per share discounted to $1.50 and $1.40 per share in 2006 and 2005, respectively	109,998	3,935,797
Cash commissions on exercise of warrants	(39,125)	(193,800)
Net proceeds from warrant exercises	70,873	3,741,997
Cash received from exercise of stock options	557,005	125,591
Total cash transactions	9,700,131	7,277,238
Non-cash transactions:
Employee compensation expense - vesting of stock options	302,399	-
Non-employee compensation expense:
Restricted stock issued to vendor	16,000	-
Stock options issued in 2004 to, and exercised in 2005 by, executive recruiter in payment for search for new president	-	3,526
Expense incurred from extending exercise period on non-employee stock option grant	-	30,130
Vesting of stock options issued to contractors	7,189	5,692
Total non-employee compensation expense	23,190	39,348
Total non-cash transactions	325,588	39,348
Net loss for fiscal period	(6,646,160)	(3,814,193)
Total stockholders' equity, end of period	$9,792,145	$5,031,574

During the three months ended June 30, 2006, the Company sold to accredited investors, through a private offering, 6,398,335 restricted shares of the Company’s Common Stock at a price of one dollar and fifty cents ($1.50) per share. The Company received $9,597,503 in gross proceeds from the offering. The Company paid $709,250 in cash commissions on these sales to the placement agent. Commissions to be paid in Common Stock to the placement agent totaled $496,475. These shares had not been issued as of June 30, 2006, and are recorded in Common Stock Subscribed as of that date. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the three months ended June 30, 2006, a total of 225,000 shares of common stock of the Company were purchased through the exercise of stock options, resulting in cash proceeds to the Company of $446,000. As of June 30, 2006, Common Stock Subscribed included $6,755 related to 3,500 shares of common stock purchased through the exercise of stock options.

For the three and six month periods ending June 30, 2006, the Company recognized $214,211 and $302,399 in compensation expense related to vesting of employee stock options, respectively, and $3,338 and $7,189 in professional fees related to the vesting of non-employee stock options, respectively, in accordance with the accounting guidelines set forth in SFAS 123(R).

During the six months ending June 30, 2006, the Company incurred $16,000 in legal fees to be paid in the form of 10,666 restricted shares of the Company’s Common Stock at $1.50 per share. As of June 30, 2006, this amount was recorded in Common Stock Subscribed.

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

From February 1, 2005 through March 31, 2005, the Company offered all shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.40 per share. A total of 2,140,283 warrants was exercised, resulting in gross proceeds to the Company of $2,996,396. The Company paid cash commissions of $104,550 in connection with these warrant exercises in March and April of 2005. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

On February 25, 2005, a prior consultant exercised an option for 12,886 shares. The Company received no cash. The option was previously granted in lieu of cash compensation. The Company recognized non-employee compensation expense of $3, 526 and $21,473 in the six month period ended June 30, 2005, and the fiscal year ended December 31, 2004, respectively.

From April 14, 2005 through May 31, 2005, the Company offered certain shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.40 per share. A total of 671,000 warrants were exercised, resulting in gross proceeds to the Company of $939,400. The Company paid cash commissions of $89,250 in connection with these warrant exercises in May 2005. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

From April 14, 2005 through June 30, 2005, the Company sold to accredited investors, through a private offering, 1,651,250 G Units at a price of one dollar and sixty cents ($1.60) per G Unit, with each G Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and fifty cents ($3.50), exercisable until April 14, 2008. The gross proceeds from the offering were $2,642,000. The Company paid cash commissions of $75,000, and issued 29,829 G Units to the placement agent in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

In January 2005 a sales consultant’s contract terminated, and as part of the termination agreement, the Company agreed to extend the period for exercising certain stock options from the standard three months allowed under the 2002 Stock Option Plan to one year. On May 1, 2005, the Company recognized non-employee stock compensation expense of $30,130 related to the extension.

During the six months ended June 30, 2005, $5,692 in non-employee stock compensation expense was recognized related to the vesting of options held by continuing consultants.

During the six months ended June 30, 2005, a total of 116,590 shares of common stock of the Company were purchased through the exercise of stock options, resulting in cash proceeds to the Company of $125,591.

6.  WARRANTS AND STOCK OPTIONS

As of June 30, 2006, the Company had outstanding options to purchase up to 9,133,062 shares of common stock, and warrants to purchase up to 13,252,141 shares of common stock. These securities give the holder the right to purchase shares of the Company’s common stock in accordance with the terms of the instrument.

	Stock
	Options	Warrants	Total
Balance, December 31, 2005	8,060,801	13,121,580	21,182,381
Granted	1,605,000	240,256	1,845,256
Exercised	318,902	73,332	392,234
Retired/forfeited	213,837	36,363	250,200
Balance, June 30, 2006	9,133,062	13,252,141	22,385,203

As of June 30, 2006, 427,777 options were available in the option reserve for future grants.

7.               DEFERRED REVENUES

As of June 30, 2006 deferred revenues of $92,724 consisted of: 1) sales of both perpetual and limited term (usually three years) licenses to use the ANTs Data Server (“ADS”) product where the different elements of the sale (generally license fee, maintenance and support and consulting services) have been bundled in the sales contract and 2) payments from customers in advance for one-year software maintenance under perpetual licenses for which the pricing for the license and the annual maintenance was not bundled. In accordance with the AICPA’s Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”, all revenue for contracts with bundled pricing is deferred, and is amortized ratably over the life of the contracts. For sales with unbundled pricing, the license fee is recognized as revenue in the statement of operations when all the revenue recognition criteria of SOP 97-2 are met. Revenue related to the one-year maintenance contracts is deferred, and is amortized ratably into the statement of operations over the annual period. During the three and six month periods ended June 30, 2006 and 2005, the Company recognized $33,196 and $59,585; and $7,000 and $7,667, respectively, of deferred revenue in the statement of operations.

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

The Company is recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases”. The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This results in monthly rental expense of $16,668. During the three and six months ended June 30, 2006, the Company recognized a total of $50,005 and $100,010 in rental expense for this lease. During the same periods in 2005, the Company recognized $33,336 and $83,340 in rental expense, respectively.

As of June 30, 2006, the total remaining unamortized deferred rent was $53,777, of which $16,060 was included as a current liability in accounts payable and other accrued expenses, and $37,717 is in long-term liabilities on the balance sheet. As of June 30, 2006, the total remaining off-balance sheet lease obligation was $420,480.

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

Certain statements contained in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, that there will be no material adverse change in the Company’s operations or business, that the Company will meet success in marketing and selling its products, and that the Company will be able to continue to attract and retain skilled employees necessary for its business, among other things. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All of these assumptions are difficult or impossible to predict accurately and many are beyond the Company’s control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company’s business and operations, which could cause the Company’s financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of the ANTs technology or products to work as anticipated, failure to develop commercially viable products or services from the ANTs technology, delays or failure in fundraising efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “should," “could,” “may,” “plan” and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company’s results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by the Company that the Company’s objectives or plans will be achieved. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2006 and 2005 are summarized below.

	Summary of Statements of Operations
	($ in 000's)
	For Three Months ending June 30,			For Six Months ending June 30,
	2006	2005	% Change	2006	2005	% Change

Revenues	$83	$135	-39%	$152	$222	-32%
Cost of goods sold	15	-	N/A	15	-	N/A
Gross profit	68	135	-50%	137	222	-38%
Operating expenses	4,017	2,112	90%	6,846	4,000	71%
Loss from operations	(3,949)	(1,977)	100%	(6,709)	(3,778)	78%

Other income (expense), net	54	(39)	-238%	63	(36)	-275%
Net loss	$(3,895)	$(2,016)	93%	$(6,646)	$(3,814)	74%

Net loss per share - basic and diluted	$(0.08)	$(0.05)	60%	$(0.14)	$(0.10)	40%

Shares used in computing basic and diluted net
loss per share (in 000's)	51,776	39,535	31%	48,496	38,362	26%

Revenues

Revenues consist of license fees earned on the ANTs Data Server (“ADS), amortization of prepaid deferred maintenance and support, royalties from third parties who resell ADS under their own label, and professional fees for consulting.

During the three and six months ending June 30, 2006, the Company recorded revenue of $83 thousand and $152 thousand, respectively, as compared to $135 thousand and $222 thousand during the same periods in 2005. For the three and six month periods ended June 30, 2005, one customer accounted for $114 thousand, or 84%, and $186 thousand, or 84%, of total revenue (comprising licensing fees and amortization of prepaid maintenance and support contracts), respectively. This customer did renew the annual maintenance and support contracts for the licenses purchased in 2005 in the first quarter of 2006, and accounted for $24 thousand, or 26%, and $45 thousand, or 28%, of earned revenue for the three and six month periods ended June 30, 2006, respectively.

Cost of Goods Sold

Cost of goods sold during the three and six month periods ending June 30, 2006 of $15 thousand comprise payments for third-party commissions and equipment needed to install the ANTs Data Server at a customer site.

Overview of Operating Expenses

During the three and six months ending June 30, 2005, the Company completed a transition from heavy focus on research and development of the ANTs Data Server to an expanding focus on sales, marketing and customer support. Also during the third quarter of 2005, the Company changed strategic direction - while continuing to focus on the high-performance database market, the Company began pursuing a much bigger legacy database replacement market by taking advantage of the universal compatibility technology in ADS to offer customers a lower-cost, compatible alternative to expensive legacy database products. To support the revised strategy, the Company initiated an aggressive recruiting campaign in the fourth quarter of 2005 to attract additional software engineers and salespeople, expand its relationship with partners to provide non-core engineering resources and continue to build up its test and development lab.

Throughout the fiscal period ended June 30, 2006, the Company’s operating expenses increased significantly as compared to 2005. For the three month periods ending June 30, 2006 and 2005, total operating expenses increased to $4 million from $2.1 million, an increase of $1.9 million, or 90%. For the six months ended June 30, 2005 and 2006, total operating expenses increased to $6.8 million from $4 million, an increase of $2.8 million, or 71%. The ratio of each operating department’s expense levels to total operating expense remained relatively level from 2005 to 2006. During both the three and six month periods ending June 30, 2006 and 2005, Sales and Marketing (“S&M”) expenses were 36-40% of total operating expenses. During the same periods, Research and Development (“R&D”) expenses were 37-40% of the total, while General and Administrative (“G&A”) expenses were 22-25% of the total.

All areas of the Company expanded in 2006 as the company added personnel and relocated its offices (in May 2005) to accommodate growth. The growth in average full-time equivalent employees (“FTE”) from June 30, 2005 to June 30, 2006 is shown in the table below by department.

					Change from
	Average FTE	% of	Average FTE	% of	2005 to 2006
	FYTD 2006	Total	FYTD 2005	Total	Amount	%
Sales and marketing	15	35%	9	31%	6	67%
Research and development	22	51%	15	52%	7	47%
General and administrative	6	14%	5	17%	1	20%
Totals	43	100%	29	100%	14	48%

In accordance with Financial Accounting Standards Board Statement No. 123 (R) “Share-Based Payment” (“Statement”)”, as of January 1, 2006, the Company began recognizing employee stock-based compensation expense related to employee stock option vesting in the statement of operations. The Statement and its application to the Company’s financial statements is discussed in greater detail in “Critical Accounting Policies and Estimates” below. The total stock-based compensation expense recognized in the three and six month periods ending June 30, 2006 was $217.6 thousand and $309.6 thousand, respectively. The details by Company functional area (departments) are discussed below.

Operating expenses by department for the three and six months ending June 30, 2006 and 2005 were as follows:

	Operating Expenses - Three Months ended June 30,
	2006			2005
			% Change vs.
	$ in 000's	% of Total	Prior Period	$ in 000's	% of Total

Sales and marketing	$1,560	39%	82%	$855	40%
Research and development	1,479	37%	86%	796	38%
General and administrative	978	24%	112%	461	22%
Total operating expenses	$4,017	100%	90%	$2,112	100%
	2006			2005
			% Change vs.
	$ in 000's	% of Total	Prior Period	$ in 000's	% of Total

Sales and marketing	$2,631	38%	84%	$1,431	36%
Research and development	2,710	40%	71%	1,583	40%
General and administrative	1,505	22%	53%	986	24%
Total operating expenses	$6,846	100%	71%	$4,000	100%

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of employee salaries and benefits, consultants’ fees, travel, marketing programs (e.g., trade shows, public relations, and lead generation programs), marketing and sales literature and presentations, and allocation of general corporate expenses such as rent and office supplies. Significant increases in S&M expenses for the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 were driven both by the 67% increase in average full-time equivalent employees from 2005 to 2006, and the changes in marketing strategy discussed above.

S&M expenses increased by $705 thousand, or 82%, to $1.56 million in the three months ended June 30, 2006 from $855 thousand in the same period in 2005, due primarily to the following: 1) an increase of $201.3 thousand, or 51%, in employee-related expenses (e.g., salaries, benefits, rent, office supplies, recruiting and other) from $393.1 thousand in 2005 to $594.4 thousand in 2006; 2) stock-based employee compensation expense as required by the implementation of SFAS 123 (R) effective January 1, 2006, of $43 thousand in 2006 as compared to $0 in 2005; 3) an increase in direct sales-related expenses (bonuses, commissions, travel and entertainment) of $123.3 thousand, or 95%, from $130.2 thousand in 2005 to $253.5 thousand in 2006; and 4) an increase in expenses related to marketing activities (trade shows and other marketing events, professional fees, lead generation programs) of $325 thousand, or 102%, from $319.2 thousand in 2005 to $644.2 thousand in 2006.

S&M expenses increased by $1.2 million, or 84%, to $2.63 million in the six month period ended June 30, 2006 from $1.43 million in the same period in 2005, due primarily to the following: 1) an increase of $479.1 thousand, or 74%, in employee-related expenses (e.g., salaries, benefits, rent, office supplies, recruiting and other) from $650.9 thousand in 2005 to $1.13 million in 2006; 2) stock-based employee compensation expense as required by the implementation of SFAS 123 (R) effective January 1, 2006, of $72.9 thousand in 2006 as compared to $0 in 2005; 3) an increase in direct sales-related expenses (bonuses, commissions, travel and entertainment) of $184.7 thousand or 84%, from $220 thousand in 2005 to $404.7 thousand in 2006; and 4) an increase in expenses related to marketing activities (trade shows and other marketing events, professional fees, lead generation programs) of $438.7 thousand or 82%, from $536.5 thousand in 2005 to $975.2 thousand in 2006.

The Company expects that, if sufficiently funded, its marketing and sales expenses will increase moderately to substantially as more marketing and sales personnel are hired and more programs are implemented.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of employee salaries and benefits, fees to off-shore consultants, depreciation on equipment and software, and allocation of general corporate expenses such as rent and office supplies. Significant increases in R&D expenses for the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 were driven both by the 47% increase in average full-time equivalent employees from 2005 to 2006, and the changes in marketing strategy discussed above. The change in 2006 in marketing strategy and emphasis, and the increase in customer implementations in 2006, required adding significant new engineering resources, in the form of both employees and increased use of off-shore consultants to support R&D operations.

R&D expenses increased by $684 thousand, or 86%, to $1.48 million in the three months ended June 30, 2006 from $796 thousand in the same period in 2005, due primarily to the following: 1) an increase of $395.8 thousand, or 66%, in employee-related expenses (e.g., salaries, benefits, rent, office supplies, recruiting and other) from $595.6 thousand in 2005 to $991.4 thousand in 2006; 2) stock-based employee compensation expense as required by the implementation of SFAS 123 (R) effective January 1, 2006, of $66.9 thousand in 2006 as compared to $0 in 2005; 3) an increase in off-shore consulting expenses of $152 thousand, or 120%, from $127.2 thousand in 2005 to $279.2 thousand in 2006; and 4) an increase in computer supplies of $63.5 thousand, or 520%, from $12.2 thousand in 2005 to $75.7 thousand in 2006.

R&D expenses increased by $1.13 million, or 71%, to $2.71 million in the six month period ended June 30, 2006 from $1.58 million in the same period in 2005, due primarily to the following: 1) an increase of $660 thousand, or 54%, in employee-related expenses (e.g., salaries, benefits, rent, office supplies, recruiting and other) from $1.22 million in 2005 to $1.88 million in 2006; 2) stock-based employee compensation expense as required by the implementation of SFAS 123 (R) effective January 1, 2006, of $122.9 thousand in 2006 as compared to $0 in 2005; 3) an increase in off-shore consulting expenses of $269 thousand, or 124%, from $217.8 thousand in 2005 to $486.8 thousand in 2006; and 4) an increase in computer supplies of $65.6 thousand, or 272%, from $24.1 thousand in 2005 to $89.6 thousand in 2006.

The Company expects that, if sufficiently funded, its R&D expenses will increase moderately to substantially as additional staff is hired, and additional hardware is purchased, to support product development for sales and marketing needs.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee salaries and benefits, facilities costs, general office expenses, travel and entertainment and professional fees (e.g., accounting, legal, investor relations). Increases in G&A expenses for the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 were driven both by the 20% increase in average full-time equivalent G&A employees (“FTE”) from 2005 to 2006, and increases in the costs of certain administrative expenses, such as medical insurance premiums, office rent (due to relocation of offices in May 2005 which approximately tripled the Company’s monthly rent from $6 thousand to $17 thousand) and other facilities costs such as utilities, costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), and general office expenses such as office supplies and communications.

G&A expenses increased by $517 thousand, or 112%, to $978 thousand in the three months ended June 30, 2006 from $461 thousand in the same period in 2005, due primarily to the following: 1) an increase of $140.4 thousand, or 48%, in employee-related expenses (e.g., salaries, benefits, rent, office supplies, recruiting and other) from $289.8 thousand in 2005 to $430.2 thousand in 2006; 2) stock-based employee compensation expense as required by the implementation of SFAS 123 (R) effective January 1, 2006, of $98.8 thousand in 2006 as compared to $0 in 2005; 3) amortization of prepaid warrant expense of $14.4 thousand in 2006 as compared to $0 in 2005; and 4) an increase of $236.5 thousand, or 142%, in professional fees, from $166.4 thousand in 2005 to $402.9 thousand in 2006. The increase in professional fees results primarily from consulting fees related to SOX 404 compliance incurred in 2006, increases in investor relations expense in 2006 due to increased capital-raising efforts, and more frequent public communications to investors, and increases in outside accounting costs related to the implementation of SOX 404 which commenced in the second quarter of 2006, and the Company’s change to reporting its financial results and other required information on a Form 10-Q, effective for the first quarter of 2006, rather than a Form 10-QSB as in previous quarters.

G&A expenses increased by $519 thousand, or 53%, to $1.505 million for the six months ended June 30, 2006, from $986 thousand in the same period in 2005, due primarily to the following: 1) an increase of $135.4 thousand, or 22%, in employee-related expenses (e.g., salaries, benefits, rent, office supplies, recruiting and other) from $602.5 thousand in 2005 to $737.9 thousand in 2006; 2) stock-based employee compensation expense as required by the implementation of SFAS 123 (R) effective January 1, 2006, of $106.6 thousand in 2006 as compared to $0 in 2005; 3) amortization of prepaid warrant expense of $28.8 thousand in 2006 as compared to $0 in 2005; and 4) an increase of $174.6 thousand, or 47% in professional fees, from $369 thousand in 2005 to $543.6 thousand in 2006. The increase in professional fees results primarily from consulting fees related to SOX 404 compliance incurred in 2006, increases in investor relations expense in 2006 due to increased capital-raising efforts, and more frequent public communications to investors, and increases in outside accounting costs related to the implementation of SFAS 123(R) during the first quarter of 2006, the implementation of SOX 404 which commenced in the second quarter of 2006, and the Company’s change to reporting its financial results and other required information on a Form 10-Q, effective for the first quarter of 2006, rather than a Form 10-QSB as in previous quarters.

The Company expects that, if sufficiently funded, its general and administrative expenses will increase moderately as the Company expands overall and as the accounting area expands internal controls and implements SOX 404-compliance initiatives. Although the Company's total cost of compliance in 2006 is presently unknown, preliminary investigation indicates that the cost could be in the $400 - $600 thousands range. To date, the Company has incurred $112.7 thousand in consulting fees.

Other Income (Expense), Net

During the three and six month periods ended June 30, 2006, other income (expense), net was $54 thousand and $63.3 thousand, respectively. During the same periods in 2005, the totals were $(38.8) thousand and $(35.7) thousand, respectively. In both years, the income consisted primarily of interest income earned on bank deposits, net of interest expense paid on credit card facilities. Interest income in the three and six month periods ended June 30, 2006 was $54.3 thousand and $64 thousand, respectively, as compared to $6 thousand and $8.6 thousand for the same periods in 2005, respectively. The three and six month increases from 2005 to 2006 of $48.3 thousand, or 805%, and $55.4, or 644%, respectively, are due to a combination of higher monthly cash balances in interest-bearing accounts in 2006 as compared to 2005, and the transfer of these balances to a money-market fund yielding 4-5% interest during the second quarter of 2006, as compared to the previous interest-bearing account which yielded slightly less than 1%. The average monthly cash balance for the six months ended June 30, 2006 was approximately $7 million, as compared to approximately $3 million during the 2005 period; an increase of $4 million, or 133%. The increase in invested cash balances from fiscal year to fiscal year is due to approximately $23 million in capital that was raised between December 31, 2004 and June 30, 2006, net of cash outflows for operations and investing activities.

During the three and six months ended June 30, 2005, the Company wrote off $45 thousand in leasehold improvements related to its former offices, as compared to $0 in 2006.

Liquidity and Capital Resources

For the last five fiscal years, the Company has reported negative cash flow from operations. During the period 2000-2004, the Company was focused primarily on research and development with its first sales occurring in the first quarter of 2005. Throughout the last five years, the Company has been supported by cash flows from financing activities, primarily in the form of equity, rather than debt. At present, ANTs has no long-term debt.

The Company has financed operations by offering several private placements of its common stock each year. The offerings typically consist of Units, which give the investor shares of restricted common stock at a discount to the then-current market price, and a warrant to purchase the same number of restricted shares of common stock at a fixed price set at a premium to the then-current market price. The warrants typically have a life of three years. During the second quarter of 2006, the Company offered a private placement of restricted shares of the Company’s common stock at a discounted to the market price of $1.50, with no warrants. The Company’s investing activities have been focused almost entirely on the acquisition of computer equipment, and expansion of electrical and air-conditioning capacity in its development and testing laboratory. The funds used for investing have been significantly less than the funds provided by financing activities; the remainder of the capital raised has been used to support operations and increase cash balances on hand.

To date, cash received from sales has been minimal. During the six months ended June 30, 2006 and 2005, cash inflow from sales was $114 thousand and $98 thousand, respectively. These revenues were significantly less than the Company’s need for funds.

During the six months ended June 30, 2006, operations used approximately $6.7 million in cash, and investing activities utilized another $365 thousand for total cash outflow of approximately $7 million. Since cash received from sales during the period was $114 thousand, the Company relied on cash flows from financing activities, which provided $9.7 million, and cash on hand, to fund operations and purchases of computer equipment. Cash on hand increased from $6.4 million on December 31, 2005 to $9 million at June 30, 2006. The Company anticipates that, at its current levels of revenues and expenditures, that the $9 million cash balance will fund operations through January 2007, assuming no more capital funds are raised during this period.

During the six months ended June 30, 2005, the Company used $3.7 million in operations, and $312 thousand in investing activities. The Company raised approximately $7.3 million in equity capital, and had a remaining cash balance on hand of $1.45 million at June 30, 2005.

The Company has three potential funding sources: 1) Raising funds by issuing stock and the exercise of warrants issued in connection with private placements; 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners; and 3) the Company has begun generating revenue and expects to continue generating revenue during the next twelve months and, if successful, this should be a source of some operating funds. There can be no assurance that any or all of these sources will provide sufficient funds to support the Company’s operations beyond January 2007. The Company intends to continue its acquisition of computer-related equipment to expand and update its computer laboratory; however, the Company presently has no commitments to acquire assets that would have a material impact on the balance sheet or statement of cash flows. The Company plans to fund all acquisitions with cash provided by operations and/or cash received from financing activities.

During the three most recent fiscal years, inflation and changing prices have had little or no effect on the Company’s operations or financial position.

Off-Balance Sheet Arrangements

As of June 30, 2006, the Company had certain off-balance sheet arrangements as described below.

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

The Company is recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases”. The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This results in monthly rental expense of $16,668. During the three and six months ended June 30, 2006, the Company recognized a total of $50,005 and $100,010 in rental expense for this lease. During the same periods in 2005, the Company recognized $33,336 and $83,340 in rental expense, respectively.

As of June 30, 2006, the total remaining unamortized deferred rent was $53,777, of which $16,060 was included as a current liability in accounts payable and other accrued expenses, and $37,717 is in long-term liabilities on the balance sheet. As of June 30, 2006, the total remaining off-balance sheet lease obligation was $420,480.

The table below presents the Company’s total long-term contractual obligations as of June 30, 2006, for both on and off-balance sheet categories.

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$420,480	$195,640	$224,840	-	-

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

Revenue Recognition - We recognize revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue consists primarily of revenue earned under agreements for software licenses, maintenance and support (otherwise known as post-contract customer support or “PCS”), royalties from independent software vendors who bundle ADS with their product offerings, and professional services.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software license arrangements, which comprise prepaid license and maintenance support fees, and royalties from independent software vendors are recognized when all of the following criteria are met:

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

License and Royalty Revenue

The Company recognizes revenue from license agreements when earned which generally occurs when agreed upon deliverables have been provided, or milestones have been confirmed by licensees, and relative fair values of multiple elements can be determined. Royalty revenue is recognized when confirmation is received from the ISV that there are no concessions or contingencies and collectibility of the royalty is reasonably assured.

Maintenance and Technical Support Revenue (“PCS”)

The Company recognizes revenue from maintenance agreements based on the fair value, determined using VSOE, of such agreements. Maintenace revenue is deferred and amortized into the statement of operations over the period in which such services are provided, generally 12 months.

Professional Services Revenue

These revenues comprise primarily consulting services, and are recognized as services are performed under an engineering services agreement, when all revenue criteria and all obligations have been met. We charge the customer fees based on agreed upon billing rates, and the customers also reimburse us for agreed upon expenses.

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

ITEM 1A.   RISK FACTORS

Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks that we do not know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be harmed and the trading price of our common stock could decline.

Market acceptance of the Company’s products and services is not guaranteed. The Company is at an early stage of development and its revenue will depend upon market acceptance and utilization of its products and services. The Company’s product is under constant development and is still maturing. Some customers may be reluctant to purchase products from a company with an unproven product, uncertain finances, or less-experienced support department. Also, due to economic conditions some potential customers may have tightened budgets for evaluating new products and technologies and the evaluation cycles may be much longer than in the recent past. There can be no assurance that the Company’s product and technology development or support efforts will result in new products and services, or that they will be successfully introduced.

If we deliver products with defects, our credibility will be harmed and the sales and market acceptance of our products will decrease. Our product and services are complex and have at times contained errors, defects and bugs when introduced. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products would be harmed. Further, if our products contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We may agree to indemnify our customers in some circumstances against liability arising from defects in our products. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

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

We rely upon Independent Software Vendors for product sales. A significant portion of our sales have been made through independent software vendors (“ISVs”). As a result, our success may depend on the continued sales efforts of these ISVs, and identifying and entering into agreements with additional ISVs. The use of these ISVs involves certain risks, including risks that they will not effectively sell or support our products, that they will be unable to satisfy financial obligations to us, and that they will cease operations. Any reduction, delay or loss of orders from ISVs may harm our results. There can be no assurance that we will identify or engage qualified ISVs in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

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

Our operating results fluctuate, and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price. We have experienced, and in the future may experience, resistance to revenue growth or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock. Our total revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include, among other things:

•	customer confidence in our ability to deliver expected results;
•	the demand for database products;
•	price increases by our competitors;
•	the level of incompatibility in potential customers’ application databases;
•	the length of our sales cycle and customer buying patterns;
•	the size and timing of individual transactions;
•	the timing of new product introductions and product enhancements;
•	activities of and acquisitions by competitors;
•	the timing of new hires and the allocation of our resources; and
•	our ability to develop and market new products and control costs.

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

If the Company continues at or exceeds its current rate of growth, the Company will need to manage such growth well. The Company may experience substantial growth in the size of its staff and the scope of its operations, resulting in increased responsibilities for management. To manage this possible growth effectively, the Company will need to continue to improve its operational, financial and management information systems, will possibly need to create entire departments that do not now exist, and hire, train, motivate and manage a growing number of staff. Due to a competitive employment environment for qualified technical, marketing and sales personnel, the Company expects to experience difficulty in filling its needs for qualified personnel. There can be no assurance that the Company will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on its financial condition and results of operations.

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

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various other bodies formed to interpret and create appropriate accounting principles. A change in those principles can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting principles affecting many aspects of our business, including rules relating to equity-related compensation, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that required us, starting last quarter, to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income or increase our losses. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

There is a limited market for the Company’s common stock. The Company’s common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market. As such, the market for the Company’s common stock is limited and is not regulated by the authorities of any exchange. Further, the price of the Company’s common stock and its volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to resell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they sell them. The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

•	our sales, sales cycle and market acceptance or rejection of our product;
•	economic conditions within the database industry;
•	our failure to meet our performance estimates or the performance estimates of securities analysts;
•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and
•	domestic and international economic, business and political conditions.

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

Failure to develop or maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price. We have begun and are underway in our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. If we fail to adequately come into compliance with, or maintain, the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

Our actual results could differ materially from those anticipated in our forward-looking statements. This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. When used in this report, you can identify forward-looking statements by terminology such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions. These statements are only expressions of expectation. Our actual results could, and likely will, differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth above and elsewhere in this report. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results. Accordingly, we caution readers not to place undue reliance on these statements.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended June 30, 2006, the Company sold to accredited investors, through a private offering, 6,398,335 restricted shares of the Company’s Common Stock at a price of one dollar and fifty cents ($1.50) per share. The Company received $9,597,503 in gross proceeds from the offering. The Company paid $709,250 in cash commissions on these sales to the placement agent, and will issue 300,894 restricted shares of Common Stock in the amount of $496,475 to the placement agent as additional commissions. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

The proceeds from these sales of unregistered securities will be used for sales, product development, marketing and general working capital purposes.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on May 9, 2006. Of the 45,294,022 shares entitled to vote at the meeting, 36,025,624 shares were voted. The results were as follows:

Proposal number 1 - Election of Two Class 3 Directors:

	FOR	WITHHELD

Francis Ruotolo	35,655,572	370,052

John Gaulding	35,524,192	501,432

Proposal number 2 - Amendment to our Amended and restated certificate of Incorporation to authorize an additional 100,000,000 shares of Common Stock:

FOR	AGAINST	ABSTENTION

34,582,128	1,168,559	224,821

Proposal number 3 - Ratification of the selection of Burr, Pilger & Mayer, LLP, as independent accountants for the Company for the calendar year ending December 31, 2006:

FOR	AGAINST	ABSTENTION

35,598,430	91,113	336,080

The following directors continued in office after the annual shareholder meeting: Boyd Pearce, Thomas Holt, Homer G. Dunn and Robert Henry Kite.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Company’s 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

During the fiscal quarter covered by this report, the Company filed the following reports on Form 8-K:

1)	On May 2, 2006, the Company announced that it had completed an offering of restricted shares of the Company’s Common Stock priced at $1.50 per share on May 1, 2006;
2)
On May 10, 2006, the Company disclosed that: a) it had granted stock options to its four outside directors; b) it disclosed certain results of operations for the first quarter of 2006 at the Company’s annual shareholders’ meeting held on May 9, 2006; and c) as required by Regulation FD, a summary of what transpired at the May 9, 2006 annual shareholders’ meeting, including election results and other information regarding the Company’s activities;

3)
On June 27, 2006, the Company announced that it had unilaterally extended the exercise termination date for outstanding warrants to purchase an aggregate of approximately 6.8 million shares of common stock at $2.00 per share from June 30, 2006 to September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTs software inc.

Date: August 14, 2006	By:	/s/ Boyd Pearce
Boyd Pearce, Chief Executive Officer and Director

Date: August 14, 2006	By:	/s/ Kenneth Ruotolo
Kenneth Ruotolo, Chief Financial Officer and Secretary