Form 10-Q
period 2006-09-30
ANTS SOFTWARE INC
filed 2006-11-14
CIK 796655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

52,547,085 shares of common stock as of October 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTS SOFTWARE INC.
CONDENSED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$5,335,756	$6,381,932
Accounts receivable, net of allowance for doubtful accounts of $49,738 and $16,000 in 2006 and 2005, respectively	34,995	45,228
Prepaid insurance and other expenses	232,135	73,560
Total current assets	5,602,886	6,500,720
Restricted cash	185,958	105,399
Prepaid expense from warrant issued to customer, net	129,766	173,021
Property and equipment, net	858,869	622,515
Other assets	34,702	34,702
Total assets	$6,812,181	$7,436,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$351,112	$548,178
Accrued bonuses and commissions payable	43,750	218,750
Accrued vacation payable	172,377	149,573
Deferred revenues	121,522	58,603
Total current liabilities	668,761	975,104
Long-term liabilities:
Accrued rent	26,402	48,667
Total liabilities	715,163	1,023,771
Commitment and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 52,305,417 and 44,862,058 shares issued and outstanding, respectively	5,231	4,487
Common stock subscribed, not issued	-	243,608
Additional paid-in capital	60,656,436	49,690,324
Accumulated deficit	(54,564,649)	(43,525,833)
Total stockholders’ equity	6,097,018	6,412,586
Total liabilities and stockholders' equity	$6,812,181	$7,436,357

The accompanying notes are an integral part of these condensed financial statements.

ANTS SOFTWARE INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Revenues:
Licenses and royalties	$11,364	$78,400	$103,426	$272,500
Maintenance	25,484	16,833	85,069	24,500
Professional services	11,364	-	11,364	19,500
Total revenues	48,212	95,233	199,859	316,500

Cost of Goods Sold:
Licenses	2,000	-	17,096	-
Gross profit	46,212	95,233	182,763	316,500

Operating Expenses:
Sales and marketing	1,378,552	1,085,532	4,010,123	2,516,067
Research and development	2,058,145	951,787	4,767,956	2,534,969
General and administrative	1,091,430	420,568	2,596,034	1,406,660
Total operating expenses	4,528,127	2,457,887	11,374,113	6,457,696
Loss from operations	(4,481,915)	(2,362,654)	(11,191,350)	(6,141,196)

Other income (expense):
Interest income	89,422	7,219	153,463	15,780
Gain on legal settlement and other	(163)	1,000	2,837	3,500
Write-off of leasehold improvements	-	-	-	(45,012)
Interest expense	-	(927)	(3,766)	(2,627)
Other income (expense), net	89,259	7,292	152,534	(28,359)
Net loss	$(4,392,656)	$(2,355,362)	$(11,038,816)	$(6,169,555)

Basic and diluted net loss per common share	$(0.08)	$(0.06)	$(0.22)	$(0.16)
Shares used in computing basic and diluted net loss per share	52,053,558	41,492,402	49,695,060	39,417,107

The accompanying notes are an integral part of these condensed financial statements

ANTS SOFTWARE INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months ended
	September 30,
	2006	2005
Cash flows used in operating activities:
Net loss	$(11,038,816)	$(6,169,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	254,151	206,267
Amortization of accrued rent, net of cash payments	(1,825)	51,222
Amortization of warrant issued to customer for support services	43,255	-
Bad debt expense	33,738	16,000
Compensation expense recognized on options granted to non-employees	9,657	45,636
Compensation expense recognized on "G" Units granted to non-employees	-	8,786
Compensation expense recognized on restricted shares of common stock granted to non-employee	16,000	-
Compensation expense recognized on vesting of employee stock options	905,511	-
Write-off of leasehold improvements and security deposits, net	-	36,194
Write-off of unrecoverable security deposits related to prior office facilities	-	8,818
Changes in operating assets and liabilities:
Accounts receivable	(23,505)	(269,890)
Prepaid insurance and expenses	(158,215)	(8,277)
Other assets	-	(34,420)
Accounts payable and other accrued expenses	(217,866)	2,833
Accrued bonuses and commissions payable	(175,000)	53,700
Accrued vacation	22,804	56,992
Deferred revenue	62,919	74,986
Net cash used in operating activities	(10,267,192)	(5,920,708)

Cash flows used in investing activities:
Transfer operating funds to restricted cash	(80,559)	(105,000)
Purchases of office furniture, fixtures and equipment and security deposits	(490,505)	(540,356)
Net cash used in investing activities	(571,064)	(645,356)

Cash flows from financing activities:
Proceeds from private placements, net of commissions	9,072,253	4,730,151
Proceeds from common stock subscribed for private placement units	-	200,000
Proceeds from exercise of options	593,954	125,591
Proceeds from exercise of warrants, net of commissions	125,873	3,741,996
Payments on capital lease obligations	-	(5,519)
Net cash provided by financing activities	9,792,080	8,792,219

Net increase (decrease) in cash and cash equivalents	(1,046,176)	2,226,155
Cash and cash equivalents at beginning of period	6,381,932	1,448,724
Cash and cash equivalents at end of period	$5,335,756	$3,674,879
Non-cash investing and financing activities:
Common stock issued for subscribed shares	$243,608	$30,000

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

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected in the future.

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

The following table presents the calculation of basic and diluted net loss per share:
	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Net loss	$(4,392,656)	$(2,355,362)	$(11,038,816)	$(6,169,555)
Weighted average shares of common stock outstanding - basic and dilutive	52,053,558	41,492,402	49,695,060	39,417,107

Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.22)	$(0.16)

As of September 30, 2006 and 2005, outstanding options and warrants for the purchase of up to 16,019,473 shares of common stock at prices ranging $0.52 to $6.38 per share, and 19,767,563 shares of common stock at prices ranging from $0.52 to $8.25 per share, respectively, were anti-dilutive, and therefore, not included in the computation of diluted loss per share.

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

Maintenance and Technical Support Revenue (“PCS”)

The Company recognizes revenue from maintenance agreements based on the fair value, determined using VSOE, of such agreements. The deferred revenue is amortized into the statement of operations over the period in which such services are provided, generally 12 months.

Professional Services Revenue

These revenues comprise primarily consulting services, and are recognized as services are performed under an engineering services agreement, when all revenue criteria and all obligations have been met. We charge the customer fees based on agreed upon billing rates, and the customers also reimburse us for agreed upon expenses.

Stock-Based Compensation

We have a stock-based compensation program (the ANTs software inc. 2000 Stock Option Plan or the “Plan”) which is intended to attract, retain and provide incentives for talented employees, officers, directors and consultants, and to align stockholder and employee interests. We consider stock-based compensation critical to our operation and productivity; essentially all of our employees and directors participate, as well as certain consultants. Under the Plan, the Company may grant incentive stock options and non-qualified stock options to employees, directors or consultants, at not less than the fair market value on the date of grant for incentive stock options, and 85% of fair market value for non-qualified options. Options are granted at the discretion of the Board of Directors.

Options granted under the Plan are generally vested within three years after the date of grant, and expire 10 years after issuance. Stock option vesting is generally time-based. Options granted to new hires vest 16.7% beginning six months after the employee’s date of hire, then at 2.78% each month thereafter such that the option is fully vested three years from date of hire. Options granted to existing employees generally start vesting monthly following their grant. These options vest evenly over 36 months, at which time they are fully vested. Following termination of employment or consulting status there is usually a grace period during which the option is still exercisable for the vested shares. This period is typically for three months, but may be shorter or longer depending on the terms of a given stock option agreement. Outside directors generally receive an option to purchase 50,000 shares of common stock for each 12 months of service, and an additional 10,000 shares for each 12 months of service as chairman of a Board committee, all vesting over the period of service. Directors generally serve for terms of three years. Options granted to directors generally include a one-year lock-up provision following termination of their director status, during which period the option cannot be exercised.

On August 16, 2006, Mr. Boyd Pearce, the Company’s former CEO, resigned and he and the Company entered into a separation agreement pursuant to which (i) a stock option granted to Mr. Pearce in April 2005, covering 750,000 shares of Company common stock was cancelled and replaced by a five-year warrant to purchase the same number of shares at the same exercise price; (ii) stock options granted in October 2004 covering a total of 750,000 shares of common stock were modified to have a five-year exercise period, and; (iii) restrictions were placed on Mr. Pearce’s ability to sell stock purchased under both the newly granted warrant and the modified options. The Company recorded no expense in its Statements of Operations related to the cancellation of the April 2005 option grant and the subsequent warrant grant since the exercise price of the warrant was greater than the market price of the Company’s common stock on the date of the warrant grant, and the fair value of the warrant, calculated using the Black-Scholes valuation model, was less than the fair value of the original option grant. The Company recorded compensation expense of $198,750 during the period ending September 30, 2006 related to the modification of the October 2004 option grants. No future expense is anticipated as the warrant was fully vested on grant date.

On August 22, 2006, the Company entered into Cancellation and Regrant Agreements with directors Thomas Holt, Homer Dunn, John Gaulding, and Robert Henry Kite. Under these Agreements certain non-qualified options to purchase shares of the Company’s common stock were replaced with Warrants to purchase shares of the Company’s common stock. The exercise prices and terms of the warrants mirrored the exercise prices and terms of the non-qualified stock options. The exercise prices ranged from $2.60 per share to $6.38 per share for Thomas Holt, from $2.60 per share to $2.85 per share for John Gaulding, from $2.60 per share to $2.85 per share for Homer Dunn, and from $2.35 per share to $2.85 per share for Robert Henry Kite. The cancelled stock options and granted warrants covered an aggregate of 192,500 shares for Thomas Holt, 322,500 shares for John Gaulding, 262,500 shares for Homer Dunn, and 245,000 shares for Robert Henry Kite. No financial benefit was conferred on the directors from the exchange of their stock options for warrants as the exercise prices and terms of the warrants mirrored the exercise prices and terms of the options. These option cancellations and warrant grants helped the Company through a period of heavy recruiting. The Company intends to reduce the number of shares in one or more future intended stock option or equity incentive plans by the aggregate number of shares covered by these warrants. The Company recorded no expense in its Statements of Operations for these transactions since the warrants all had exercise prices greater than the market price of the stock on the date of grant, and the fair value of the warrant awards calculated using the Black-Scholes valuation model was less than the fair value of the original option awards.

On September 8, 2006, Mr. Girish Mundada, the Company’s former vice president of engineering, resigned and he and the Company entered into a separation agreement pursuant to which: (i) stock options covering an aggregate of 410,000 shares of Company common stock were modified to extend the standard post-termination exercise period from three months following termination through June 8, 2008; (ii) restrictions were placed on Mr. Mundada’s ability to sell stock purchased under the stock options, and; (iii) stock options covering an aggregate of 250,000 shares of Company common stock were cancelled. The Company recorded compensation expense of $66,000 during the period ending September 30, 2006 related to the modification of Mr. Mundada’s options. No future expense is anticipated as the warrant was fully vested on grant date.

As of September 30, 2006, the Company had a total of 1,705,277 shares of common stock in the stock option reserve available for future grant awards.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years. Grants to new employees and directors do not vest for the first six months of service.

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

The following table sets forth the total stock-based compensation expense for employees, outside directors and consultants for the three and nine month periods ended September 30, 2006, resulting from both the vesting of unvested options for certain grants issued prior to January 1, 2006, and from options awarded during the three and nine month periods ended September 30, 2006.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006

Sales and marketing	$58,615	$131,527
Research and development	176,288	306,330
General and administrative	370,676	477,311
Stock-based compensation before income taxes	605,579	915,168
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$605,579	$915,168

Total stock-based compensation expense in the three and nine month periods ended September 30, 2006, of $605,579 and $915,168, respectively, increased the Company’s net loss for those periods by those same amounts, and increased basic and diluted net loss per share by $0.01 and $0.02 for those periods, respectively. There was no impact on cash flows used in operations, or cash flows from financing activities, for the three and nine month periods ended September 30, 2006 related to employee stock-based compensation expense.

The total stock-based compensation expense, net of income taxes, for the three months ended September 30, 2006 comprised $603,112 attributable to the vesting of employee and outside director (collectively referred to as “employee”) stock options, and $2,467 charged to research and development (“R&D”) professional fees attributable to vesting of options issued to non-employee R&D consultants. The total stock-based compensation expense, net of income taxes, for the nine months ended September 30, 2006 comprised $905,511 attributable to the vesting of employee stock options, and $9,657 charged to R&D professional fees attributable to vesting of options issued to non-employee R&D consultants. During the three and nine month periods ended September 30, 2005, the Company recognized R&D professional fees of $6,287 and $11,980, respectively, related to the vesting of non-employee stock options.

Net cash proceeds from the exercise of stock options were $36,950 and $593,954 for the three and nine month periods ended September 30, 2006, respectively. No income tax benefit was realized from stock option exercises during the three and nine-month periods ended September 30, 2006, due to the Company’s net loss from operations for the period. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123(R), we applied SFAS 123, “Accounting for Stock-Based Compensation”, amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our statements of operations for periods prior to the adoption of SFAS 123(R). As required by SFAS 148 prior to the adoption of SFAS 123(R), we disclosed reported net loss which included stock-based compensation expense of $0, calculated in accordance with APB 25, and then pro forma net loss as if the fair-value-based compensation expense calculated in accordance with SFAS 123 had been recorded in the financial statements. The following table illustrates the effect on net loss after tax, and net loss per common share, as if we had applied the fair value recognition provisions of SFAS 123 to employee stock-based compensation during the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(2,355,362)	$(6,169,555)
Less: total stock-based compensation expense for employees determined under the SFAS 123 fair-value method	(709,128)	(1,549,046)
Net loss, pro forma	$(3,064,490)	$(7,718,601)
Basic and diluted net loss per share:
As reported	$(0.06)	$(0.16)
Pro forma	$(0.07)	$(0.20)

The fair value of employee and non-employee stock-based awards was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the three months ended September 30, 2006 and 2005:

	Three Months ended
	September 30,
	2006	2005
Employee Stock Options:
Expected Life in Years	3.00	5.00
Volatility	82.00%	97.50%
Interest Rate	4.87%	3.76%
Yield Rate	0.00%	0.00%

Non-Employee Stock Options:
Expected Life in Years	4.00	5.00
Volatility	86.00%	97.50%
Interest Rate	4.86%	3.76%
Yield Rate	0.00%	0.00%

Our computation of expected volatility for the three months ended September 30, 2006 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Stock option activity (including both employee and non-employee grants) for the nine months ended September 30, 2006, was as follows:
			Weighted
	Shares		Average	Aggregate
	Available	Outstanding	Exercise	Intrinsic
	For Grant	Stock Options	Price	Value

Outstanding at January 1, 2006	1,818,940	8,060,801	$2.17	N/A
Granted	(2,830,000)	2,830,000	$2.24	N/A
Exercised through cash consideration	-	(367,902)	$1.61	$(147,161)
Retired or forfeited	2,716,337	(2,716,337)	$2.46	N/A
Outstanding at September 30, 2006	1,705,277	7,806,562	$2.12	$858,722
Exercisable at September 30, 2006		5,783,445	$2.08	$404,841

The aggregate intrinsic value of total stock options outstanding and exercisable, and of total stock options exercised during the nine months ended September 30, 2006 in the table above, represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on September 30, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. Aggregate intrinsic value changes as the fair market value of the Company’s stock changes. The closing market price of the stock on September 30, 2006 was $2.01.

As of September 30, 2006, there was approximately $3.5 million of total unrecognized compensation cost, adjusted for forfeitures, related to non-vested stock-based payments granted to Company employees and contractors, which is expected to be recognized over a weighted-average period of approximately 2.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock options outstanding and exercisable at September 30, 2006 are summarized in the table below.

	Options Outstanding		Options Exercisable
	Number of	Weighted Average	Number of	Weighted Average
	Options	Remaining	Options	Exercise Price
	Outstanding	Contractual Life	Exercisable	Per Share
Range of exercise prices:
$0.52 - $0.99	427,500	6.75	427,500	$0.70
$1.00 - $1.99	2,115,161	5.60	2,036,017	$1.55
$2.00 - $2.99	4,538,460	7.79	2,594,487	$2.44
$3.00 - $3.99	725,441	6.68	725,441	$3.05
Total stock options	7,806,562	7.03	5,783,445	$2.08

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

4.     PREPAID EXPENSE FROM WARRANT ISSUED TO CUSTOMER, NET

Prepaid expense from warrant issued to customer, net, consists of the original charge of $173,021 related to the issuance of a warrant to a customer in 2005 to purchase 100,000 shares of the Company’s Common Stock, in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server to the Company’s customers should the Company be unable to provide such services. The fair value of the warrant was calculated using the Black-Scholes valuation model. The warrant has an exercise price of $3.50 per share and may be exercised until July 2008. The prepaid expense is being amortized into the statements of operations on a straight-line basis, over 36 months, commencing January 2006. Amortized expense for the three and nine months ended September 30, 2006 was $14,418 and $43,255, respectively, leaving a net balance in the prepaid asset account of $129,766 on September 30, 2006.

The prepaid expense is being evaluated periodically for signs of impairment, and will be written down to its impaired value as necessary, in accordance with the guidance in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

5.     EQUITY TRANSACTIONS

A comprehensive summary of transactions occurring in stockholders’ equity for the nine months ending September 30, 2006 and 2005 is presented in the table below.

	Changes in Stockholders' Equity
	For the Nine Months ended
	September 30,
	2006	2005
Total stockholders' equity, beginning of period	$ 6,412,586	$ 1,529,181
Cash transactions:
Proceeds from private placements:
Sales of "F" Units at $1.00 per unit	-	933,000
Cash commissions on sales of "F" units	-	(90,350)
Commissions paid by issuing 63,181 "F" units to placement agent		-
Sales of "G" Units at $1.60 per unit		3,042,000
Cash commissions on sales of "G" units		(75,000)
Sales of "H" units at $1.60 per unit	204,000	1,245,000
Cash commissions on sales of "H" units	(20,000)	(124,500)
Sales of restricted shares of common stock at $1.50 per share	9,597,503	-
Cash commissions on sales of restricted shares of common stock	(709,250)	-
Net proceeds from private placements	9,072,253	4,930,150
Proceeds from warrant exercises:
Warrants with exercise price of $2.00 per share discounted to $1.50 and $1.40 per share in 2006 and 2005, respectively	109,998	3,935,796
Warrants with exercise price of $2.00 exercised at $2.00 per share	55,000	-
Cash commissions on exercise of warrants	(39,125)	(193,800)
Net proceeds from warrant exercises	125,873	3,741,996
Proceeds from cash exercise of stock options	593,954	125,591
Total cash transactions	9,792,080	8,797,737
Non-cash transactions:
Employee compensation expense - vesting of equity-based awards	905,511	-
Non-employee compensation expense:
Restricted stock issued to vendor	16,000	-
Stock options expensed in 2004, exercised in 2005 by executive recruiter in payment for search for new president	-	3,526
Expense incurred from issuing 5,492 “G” Units to vendor		8,786
Expense incurred from extending exercise period on non-employee stock option grant	-	30,130
Vesting of stock options issued to continuing consultants	9,657	11,980
Total non-employee compensation expense	25,657	54,422
Total non-cash transactions	931,168	54,422
Net loss for fiscal period	(11,038,816)	(6,169,555)
Total stockholders' equity, end of period	$ 6,097,018	$ 4,211,785

During the quarter ended September 30, 2006, three investors exercised warrants to purchase 229,168 shares at $2.00 per share for a total of $458,336. The Company received payment prior to September 30, 2006 for one of the three exercises. This transaction, totaling $55,000 for the exercise of a warrant covering 27,500 shares, is reflected in the financial statements for the period ending September 30, 2006. Payment from the remaining investors, totaling $403,336, for the exercise of two warrants covering a total of 201,668 shares was received and recorded in the Company’s financial statements in October 2006. The sale of these securities was made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the three and nine month periods ended September 30, 2006, a total of 49,000 and 367,902 shares of common stock of the Company were purchased through the exercise of stock options, resulting in cash proceeds to the Company of $36,950 and $593,954, respectively.

For the three and nine month periods ending September 30, 2006, the Company recognized $603,112 and $905,511 in compensation expense related to vesting of employee stock options, respectively, and $2,467 and $9,657 in professional fees related to the vesting of non-employee stock options, respectively, in accordance with the accounting guidelines set forth in SFAS 123 (R).

During the three months ended June 30, 2006, the Company sold to accredited investors, through a private offering, 6,398,335 restricted shares of the Company’s Common Stock at a price of one dollar and fifty cents ($1.50) per share. The Company received $9,597,503 in gross proceeds from the offering. The Company paid $709,250 in cash commissions on these sales to the placement agent. Commissions paid in Common Stock to the placement agent totaled $496,475. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

From February 1, 2005 through March 31, 2005, the Company offered all shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.40 per share. Warrants covering a total of 2,140,283 shares were exercised, resulting in gross proceeds to the Company of $2,996,396. The Company paid cash commissions of $109,800 in connection with the exercise of these warrants in March and April of 2005. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

During the quarter ended September 30, 2005, the Company recognized $8,786 in expense related to issuing 5,492 G Units to a vendor for services.

During the nine months ended September 30, 2005, $11,980 in non-employee stock compensation expense was recognized related to the vesting of options held by continuing consultants.

During the nine months ended September 30, 2005, a total of 103,704 shares of common stock of the Company were purchased through the exercise of stock options, resulting in cash proceeds to the Company of $125,591.

6.    WARRANTS AND STOCK OPTIONS

As of September 30, 2006, the Company had outstanding options to purchase up to 7,806,762 shares of common stock, and warrants to purchase up to 8,212,911 shares of common stock. These securities give the holder the right to purchase shares of the Company’s common stock in accordance with the terms of the instrument.

	Stock
	Options	Warrants	Total
Balance, December 31, 2005	8,060,801	13,121,580	21,182,381
Granted	2,830,000	2,012,756	4,842,756
Exercised	367,702	302,500	670,202
Retired/forfeited	2,716,337	6,618,925	9,335,262
Balance, September 30, 2006	7,806,762	8,212,911	16,019,673

As of September 30, 2006, 1,705,277 options were available in the option reserve for future grants.

7.    DEFERRED REVENUES

As of September 30, 2006 deferred revenues of $121,522 consisted of: 1) sales of both perpetual and limited term (usually three years) licenses to use the ANTs Data Server (“ADS”) product where the different elements of the sale (generally license fee, maintenance and support and consulting services) have been bundled in the sales contract and 2) payments from customers in advance for one-year software maintenance under perpetual licenses for which the pricing for the license and the annual maintenance was not bundled. In accordance with the AICPA’s Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”, all revenue for contracts with bundled pricing is deferred, and is amortized ratably over the life of the contracts. For sales with unbundled pricing, the license fee is recognized as revenue in the statement of operations when all the revenue recognition criteria of SOP 97-2 are met. Revenue related to the one-year maintenance contracts is deferred, and is amortized ratably into the statement of operations over the annual period. During the three and nine month periods ended September 30, 2006 and 2005, the Company recognized $25,484 and $85,069, and $16,833 and $24,500, respectively, of deferred revenue in the statement of operations.

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

The Company is recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases”. The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This results in monthly rental expense of $16,668. During the three and nine months ended September 30, 2006, the Company recognized a total of $50,004 and $150,012 in rental expense for this lease. During the same periods in 2005, the Company recognized $50,004 and $83,340 in rental expense, respectively.

As of September 30, 2006, the total remaining unamortized deferred rent was $51,222, of which $24,820 was included as a current liability in accounts payable and other accrued expenses, and $26,402 is in long-term liabilities on the balance sheet. As of September 30, 2006, the total remaining off-balance sheet lease obligation was $367,920.

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

The Company is engaged in the development and marketing of the ANTs Data Server, a high-performance relational database management system (“RDBMS”) that is compatible with applications written for many other database products. The ANTs Data Server can significantly lower database infrastructure costs and significantly improve application performance. The Company anticipates that over the next twelve months its focus will be on sales, marketing, supporting customers, and continued research and development.

Technology Development

The ANTs Data Server is based on technologies that provide two advantages over other RDBMS’s: compatibility and high performance.

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

High Performance

Applications which require access to rapidly changing, shared data often suffer from poor performance and scalability because of database locking. The ANTs Concurrency Engine (ACE), which comprises a highly efficient data-processing engine coupled with lock-free data structures, eliminates virtually all data locking. ACE is architected into the core of the ANTs Data Server and enables performance improvements of two to fifteen times over other RDBMS’s. The Company has applied for nine patents on the concepts which underlie ACE, four of which have been granted by the Patent and Trademark Office.

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

Marketing

The benefits of the Company’s compatibility and high-performance technologies apply to a wide variety of potential customers and partners. Accordingly, the Company’s go-to-market strategy includes:

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
o
Through value added resellers and system integrators - companies that generally have deep expertise in certain vertical markets and who integrate the best products to develop complete solutions for their customers.

Results of Operations

The results of operations for the three and nine months ended September 30, 2006 and 2005 are summarized below.

	Summary of Statement of Operations ($ in 000's)

	For the Three Months ended			For the Nine Months ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
Revenues	$48	$95	-49%	$200	$317	-37%
Cost of goods sold	2	-	N/A	17	-	N/A
Gross profit	46	95	-52%	183	317	-42%
Operating expenses	4,528	2,457	84%	11,374	6,458	76%
Loss from operations	(4,482)	(2,362)	90%	(11,191)	(6,141)	82%
Other income (expense), net	89	7	1171%	152	(28)	643%
Net loss	$(4,393)	$(2,355)	87%	$(11,039)	$(6,169)	79%

Net loss per share -
basic and diluted	$(0.08)	$(0.06)	33%	$(0.22)	$(0.16)	38%

Shares used in computing basic and
diluted net loss per share (in 000's)	52,054	41,492	25%	49,695	39,417	26%

Revenues

Revenues consist of license fees earned on the ANTs Data Server (“ADS), amortization of prepaid deferred maintenance and support, royalties from third parties who resell ADS under their own label, and professional fees for consulting.

During the three and nine month periods ending September 30, 2006, the Company recorded total revenue of $48 thousand and $200 thousand, respectively, as compared to $95 thousand and $317 thousand during the same periods in 2005.

Total revenue for the three month periods ending September 30, 2006 and 2005 comprised $11 thousand and $78 thousand in licenses and royalties, respectively; $26 thousand and $17 thousand of recognized deferred maintenance revenue, respectively; and $11 and $0 in professional service revenue, respectively.

For the nine month periods ending September 30, 2006 and 2005, total revenue comprised $103 thousand and $273 thousand in licenses and royalties, respectively; $85 thousand and $25 thousand of recognized deferred maintenance revenue, respectively; and $11 and $19 thousand in professional service revenue, respectively.

For the three and nine month periods ended September 30, 2006, license fees and royalties for one customer accounted for $11 thousand, and four customers accounted for $103 thousand of total revenue in those periods. For the three and nine month periods ended September 30, 2005, license fees for one customer accounted for $62 thousand and $252 thousand, respectively, of total revenue in those periods.

Cost of Goods Sold

Cost of goods sold during the three and nine month periods ending September 30, 2006 is $2 thousand and $17 thousand, respectively. There was no cost of goods sold for the same periods of 2005. Cost of goods sold comprise payments for third-party commissions and services, and equipment needed to install the ANTs Data Server at a customer site.

Overview of Operating Expenses

During the three and nine months ending September 30, 2005, the Company completed a transition from heavy focus on research and development of the ANTs Data Server (“ADS”) to an expanding focus on sales, marketing and customer support. Also during the third quarter of 2005, the Company changed strategic direction - while continuing to focus on the high-performance database market, the Company began pursuing a much bigger legacy database replacement market by taking advantage of the universal compatibility technology in ADS to offer customers a lower-cost, compatible alternative to expensive legacy database products. To support the revised strategy, the Company initiated an aggressive recruiting campaign in the fourth quarter of 2005 to attract additional software engineers and salespeople, expand its relationship with partners to provide non-core engineering resources and continue to build up its test and development lab.

Throughout the fiscal period ended September 30, 2006, the Company’s operating expenses increased significantly as compared to 2005. For the three months ending September 30, 2006 as compared to the same period in 2005, total operating expenses increased to $4.5 million from $2.5 million, an increase of $2 million, or 84%. For the nine months ended September 30, 2006 as compared to the same period in 2005, total operating expenses increased to $11.4 million from $6.5 million, an increase of $4.9 million, or 76%. The ratio of each operating department’s expense levels to total operating expense remained relatively level from 2005 to 2006. During the three and nine month periods ending September 30, 2006 and 2005, Sales and Marketing (“S&M”) expenses ranged between 30% and 44% of total operating expenses. During the same periods, Research and Development (“R&D”) expenses ranged between 39% and 45% of the total, while General and Administrative (“G&A”) expenses ranged between 17% and 24% of the total.

All areas of the Company expanded in 2006 as the company added personnel and relocated its offices (in May 2005) to accommodate growth. The growth in average full-time equivalent employees (“FTE”) from 2005 to 2006 is shown in the table below by department.

					Change from
	Avg. FTE	% of	Avg. FTE	% of	2005 to 2006
	FYTD 2006	Total	FYTD 2005	Total	No.	%

Sales and Marketing	14	31%	11	34%	3	27%
Research and Development	24	53%	16	50%	8	50%
General and Administrative	7	16%	5	16%	2	40%
Totals	45	100%	32	100%	13	41%

Operating expenses by department for the three and nine months ending September 30, 2006 and 2005 were as follows:

	Operating Expenses - Three Months ended September 30,
	2006			2005
			% Change vs.
	$ in 000's	% of Total	Prior Period	$ in 000's	% of Total
Sales and marketing	$1,379	30%	27%	$1,086	44%
Research and development	2,058	45%	116%	952	39%
General and administrative	1,091	24%	160%	420	17%
Total operating expenses	$4,528	100%	84%	$2,458	100%

	Operating Expenses - Nine Months ended September 30,
	2006			2005
			% Change vs.
	$ in 000's	% of Total	Prior Period	$ in 000's	% of Total
Sales and marketing	$4,010	35%	59%	$2,516	39%
Research and development	4,768	42%	88%	2,535	39%
General and administrative	2,596	23%	85%	1,407	22%
Total operating expenses	$11,374	100%	76%	$6,458	100%

In accordance with Financial Accounting Standards Board Statement No. 123 (R) “Share-Based Payment” (“Statement”)”, as of January 1, 2006, the Company began recognizing employee stock-based compensation expense related to employee stock option vesting in the statement of operations. The Statement and its application to the Company’s financial statements is discussed in greater detail in “Critical Accounting Policies and Estimates” below. The total stock-based employee compensation expense recognized in the three and nine month periods ending September 30, 2006 was $603.1 thousand and $905.5 thousand, respectively. As in prior years, we also continued to recognize stock option vesting expense related to stock option awards to outside consultants in professional fees.

During the three and nine month periods ended September 30, 2006, R&D professional fees included $2.5 thousand and $10 thousand, respectively, of this expense, as compared to $6 thousand and $12 thousand during the same periods of 2005. Expense details, including employee stock-based compensation expense, by Company functional area (departments) are discussed below.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of employee salaries and benefits, consultants’ fees, travel, marketing programs (e.g., trade shows, public relations, and lead generation programs), marketing and sales literature and presentations, and allocation of general corporate expenses such as rent and office supplies. Significant increases in S&M expenses for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 were driven by the changes in overall strategic direction discussed previously.

S&M expenses increased by $293 thousand, or 27%, to $1.4 million in the three months ended September 30, 2006 from $1.1 million in the same period in 2005, due primarily to the following: 1) an increase of $22 thousand, or 4%, in employee-related expenses (e.g., salaries, benefits, rent, office supplies, recruiting and other) from $572 thousand in 2005 to $594 thousand in 2006; 2) stock-based employee compensation expense as required by the implementation of SFAS 123 (R) effective January 1, 2006, of $59 thousand in 2006 as compared to $0 in 2005; 3) an increase in direct sales-related expenses (bonuses, commissions, travel and entertainment) of $114 thousand, or 70%, from $162 thousand in 2005 to $276 thousand in 2006; and 4) an increase in expenses related to marketing activities (trade shows and other marketing events, professional fees, lead generation programs) of $95 thousand, or 29%, from $330 thousand in 2005 to $425 thousand in 2006.

S&M expenses increased by $1.5 million, or 59%, to $4 million in the nine month period ended September 30, 2006 from $2.5 million in the same period in 2005, due primarily to the following: 1) an increase of $500 thousand, or 42%, in employee-related expenses (e.g., salaries, benefits, rent, office supplies, recruiting and other) from $1.2 million in 2005 to $1.7 million in 2006; 2) stock-based employee compensation expense as required by the implementation of SFAS 123 (R) effective January 1, 2006, of $132 thousand in 2006 as compared to $0 in 2005; 3) an increase in direct sales-related expenses (bonuses, commissions, travel and entertainment) of $299 thousand or 78%, from $382 thousand in 2005 to $681 thousand in 2006; and 4) an increase in expenses related to marketing activities (trade shows and other marketing events, professional fees, lead generation programs) of $534 thousand or 62%, from $866 thousand in 2005 to $1.4 million in 2006.

The Company expects that, if sufficiently funded, its marketing and sales expenses will increase moderately to substantially as more marketing and sales personnel are hired and more programs are implemented.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of employee salaries and benefits, fees to offshore consultants, depreciation on equipment and software, and allocation of general corporate expenses such as rent and office supplies. R&D activities include adding functionality to the ANTs Data Server (“ADS”) to support moving into new markets, providing technical support to the sales and marketing team, on-going upgrades to the product, and tailoring the product as requested by specific customers. Significant increases in R&D expenses for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 were driven by the changes in overall strategic direction discussed previously. The change in 2006 in marketing strategy and emphasis and the increase in customer implementations in 2006 both required adding significant new engineering resources, in the form of both employees and increased use of off-shore consultants to support R&D operations.

R&D expenses increased by $1.1 million, or 116%, to $2.1 million in the three months ended September 30, 2006 from $952 thousand in the same period in 2005, due primarily to the following: 1) an increase of $500 thousand, or 71%, in employee-related expenses (e.g., salaries, benefits, rent, office supplies, recruiting and other) from $700 thousand in 2005 to $1.2 million in 2006; 2) stock-based employee compensation expense as required by the implementation of SFAS 123 (R) effective January 1, 2006, of $174 thousand in 2006 as compared to $0 in 2005; and 3) an increase in off-shore consulting expenses of $358 thousand, or 240%, from $149 thousand in 2005 to $507 thousand in 2006.

R&D expenses increased by $2.2 million, or 88%, to $4.7 million in the nine month period ended September 30, 2006 from $2.5 million in the same period in 2005, due primarily to the following: 1) an increase of $1.2 million, or 63%, in employee-related expenses (e.g., salaries, benefits, rent, office supplies, recruiting and other) from $1.9 million in 2005 to $3.1 million in 2006; 2) stock-based employee compensation expense as required by the implementation of SFAS 123 (R) effective January 1, 2006, of $297 thousand in 2006 as compared to $0 in 2005; and 3) an increase in off-shore consulting expenses of $628 thousand, or 171%, from $367 thousand in 2005 to $995 thousand in 2006 increase in computer supplies of $85 thousand, or 202%, from $42 thousand in 2005 to $127 thousand in 2006.

The Company expects that, if sufficiently funded, its R&D expenses will increase moderately over the next twelve months as additional staff is hired, and additional hardware is purchased, to support product development for sales and marketing needs.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of employee salaries and benefits, facilities costs, general office expenses, travel and entertainment and professional fees (e.g., accounting, legal, investor relations, consulting). Increases in G&A expenses for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 were driven both by the 40% increase in average full-time equivalent G&A employees (“FTE”) from 2005 to 2006, as well as increases in the costs of certain administrative expenses. These administrative expenses largely relate to the increase in total Company FTE of 41% from 2005 to 2006, such as medical insurance premiums, office rent (due to relocation of offices in May 2005 which approximately tripled the Company’s monthly rent from $6 thousand to $17 thousand) and other facilities costs such as utilities, and general office expenses such as office supplies and communications.

Effective January 1, 2006, the Company began implementing a program of accounting procedures and controls to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and also to implement the provisions of Financial Accounting Standards Board Statement No. 123 (R) “Share-Based Payment” (“Statement”). Compliance with these requirements in 2006 increased the Company’s general and administrative expenses significantly from prior year expense levels. As discussed in more detail below, the increase in professional fees, driven largely by SOX-related consulting and auditing fees, together with the increase in employee compensation arising from the recognition of expense related to the vesting of employee stock options, accounted for approximately 86% and 71% of the total increase in G&A expenses for the three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005.

G&A expenses increased by $671 thousand, or 160%, to $1.1 million in the three months ended September 30, 2006 from $420 thousand in the same period in 2005, due primarily to the following: 1) an increase of $100 thousand, or 39%, in employee-related expenses (e.g., salaries, benefits, rent, office supplies, recruiting and other) from $254 thousand in 2005 to $354 thousand in 2006; 2) stock-based employee compensation expense as required by the implementation of SFAS 123 (R) effective January 1, 2006, of $371 thousand in 2006 as compared to $0 in 2005; 3) amortization of prepaid warrant expense of $14 thousand in 2006 as compared to $0 in 2005; and 4) an increase of $204 thousand, or 161%, in professional fees, from $127 thousand in 2005 to $331 thousand in 2006. The increase in professional fees resulted primarily from consulting fees related to SOX 404 compliance incurred in 2006, increases in investor relations expense in 2006 due to increased capital-raising efforts, and more frequent public communications to investors, and increases in outside accounting costs related to the implementation of SOX 404 which commenced in the second quarter of 2006, and the Company’s change to reporting its financial results and other required information on a Form 10-Q, effective for the first quarter of 2006, rather than a Form 10-QSB as in previous quarters.

G&A expenses increased by $1.2 million, or 85%, to $2.6 million for the nine months ended September 30, 2006, from $1.4 million in the same period in 2005, due primarily to the following: 1) an increase of $200 thousand, or 22%, in employee-related expenses (e.g., salaries, benefits, rent, office supplies, recruiting and other) from $900 thousand in 2005 to $1.1 million in 2006; 2) stock-based employee compensation expense as required by the implementation of SFAS 123 (R) effective January 1, 2006, of $477 thousand in 2006 as compared to $0 in 2005; 3) amortization of prepaid warrant expense of $43 thousand in 2006 as compared to $0 in 2005; 4) an increase of $379 thousand, or 76% in professional fees, from $496 thousand in 2005 to $875 thousand in 2006. The increase in professional fees results primarily from consulting fees related to SOX 404 compliance incurred in 2006, increases in investor relations expense in 2006 due to increased capital-raising efforts, and more frequent public communications to investors, and increases in outside accounting costs related to the implementation of SFAS 123(R) during the first quarter of 2006, the implementation of SOX 404 which commenced in the second quarter of 2006, and the Company’s change to reporting its financial results and other required information on a Form 10-Q, effective for the first quarter of 2006, rather than a Form 10-QSB as in previous quarters.

Other Income (Expense), Net

The components of other income (expense), net, and the changes therein from 2005 to 2006, are as follows:

	For the Three Months ended			For the Nine Months ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
		($ in 000's)			($ in 000's)
Other Income (Expense):
Interest income	$89	$7	1171%	$153	$16	856%
Gain on legal settlement and other	-	1	-100%	3	4	-20%
Write-off of leasehold improvements	-	-	N/A	-	(45)	-100%
Interest expense	-	(1)	-100%	(4)	(2)	100%
Other income (expense), net	$89	$7	1143%	$152	$(28)	-652%

The increases in interest income for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 were driven by two factors: 1) investing cash funds in a higher-yielding money market fund in 2006 as compared to a minimum-yield bank investment product in 2005 and 2) an average balance of approximately $7.7 million of cash funds invested in fiscal 2006 as compared to $3.2 million in fiscal 2005. Average cash funds available for investment have increased over time as the Company has raised increasingly larger amounts of equity capital.

During the nine months ended September 30, 2005, the Company wrote off $45 thousand in leasehold improvements related to its former offices, as compared to $0 in 2006.

Liquidity and Capital Resources

For the prior six fiscal years, and for the fiscal period ended September 30, 2006, the Company has reported negative cash flow from operations. During the periods from fiscal 2000 through fiscal 2004, the Company was focused primarily on research and development with its first sales occurring in the first quarter of 2005. Throughout this entire period, the Company has been supported by cash flows from financing activities, primarily in the form of equity, rather than debt. At present, ANTs has no long-term debt.

The Company has offered several private placements each year. The offerings typically consist of Units, which give the investor shares of restricted common stock at a discount to the then-current market price, and a warrant to purchase the same number of restricted shares of common stock at a fixed price set at a premium to the then-current market price. The warrants generally have a life of three years. The private placements have been the Company’s primary source of equity capital. The Company also raises funds as stock options are exercised, and as investors exercise outstanding warrants. The Company’s investing activities have been focused almost entirely on the acquisition of computer equipment, and expansion of electrical and air-conditioning capacity in its development and testing laboratory. The funds used for investing have been significantly less than the funds provided by financing activities; the remainder of the capital raised has been used to support operations and increase cash balances on hand.

To date, cash received from sales has been minimal. During the nine months ended September 30, 2006 and 2005, cash inflow from sales was $243 thousand and $122 thousand, respectively. These revenues were significantly less than the Company’s need for funds.

During the nine months ended September 30, 2006, operations used approximately $10.3 million in cash, and investing activities utilized another $571 thousand for total cash outflow of approximately $10.8 million. Since cash received from sales during the period was $243 thousand, the Company relied on cash flows from financing activities, which provided $9.8 million, and cash on hand, to fund operations and purchases of computer equipment. Cash on hand decreased from $6.4 million on December 31, 2005 to $5.3 million at September 30, 2006. The Company anticipates that, at its current levels of revenues and expenditures that the $5.3 million cash balance will fund operations through January 2007, assuming no more capital is raised during this period.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, the Company had certain off-balance sheet arrangements as described below.

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

The Company is recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases”. The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This results in monthly rental expense of $16,668. During the three and nine months ended September 30, 2006, the Company recognized a total of $50,004 and $150,012 in rental expense for this lease. During the same periods in 2005, the Company recognized $50,004 and $83,340 in rental expense, respectively.

As of September 30, 2006, the total remaining unamortized deferred rent was $51,222, of which $24,820 was included as a current liability in accounts payable and other accrued expenses, and $26,402 is in long-term liabilities on the balance sheet. As of September 30, 2006, the total remaining off-balance sheet lease obligation was $367,920.

The table below presents the Company’s total long-term contractual obligations as of September 30, 2006, for both on and off-balance sheet categories.

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$367,920	$204,400	$163,520	-	-

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

Maintenance and Technical Support Revenue (“PCS”)

The Company recognizes revenue from maintenance agreements based on the fair value, determined using VSOE, of such agreements. The deferred revenue is amortized into the statement of operations over the period in which such services are provided, generally 12 months.

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

A failure to obtain additional financing could prevent us from executing our business plan. We anticipate that current cash resources will be sufficient to fund our operations through January 2007 at our current rate of spending. We believe that securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional funding could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of the technology. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs.

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

The Company depends on its key personnel and may have difficulty attracting and retaining the skilled staff it needs to execute its growth plans. The Company’s success will be dependent largely upon the personal efforts of its Chief Executive Officer, Joseph Kozak and other senior managers. The loss of key staff could have a material adverse effect on the Company’s business and prospects. To execute its plans, the Company will need to hire additional staff and retain current employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. The Company may not be successful in attracting or retaining such qualified personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. If the Company is unable to hire, train and manage new skilled and experienced employees as needed, it would be unable to support its planned growth and future operations.

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

Future profitability is not guaranteed.  The Company has not recognized any substantial operating revenues to date. Assuming we can attract sufficient financing, and our revenues increase, there is no assurance that the Company’s plans will be realized or that it will achieve profitability in the future

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various other bodies formed to interpret and create appropriate accounting principles. A change in those principles can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting principles affecting many aspects of our business, including rules relating to equity-related compensation, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that required us, starting January 1, 2006 to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income or increase our losses. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

Failure to develop or maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price. We have begun and are underway in our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. If we fail to adequately come into compliance with, or maintain, the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

There were no unregistered sales of equity securities during the period covered by this report.

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

(b) Reports on Form 8-K

During the fiscal quarter covered by this report, the Company filed the following reports on Form 8-K:

1)
On August 16, 2006, the Company announced: a) the resignation of Mr. Boyd Pearce, the Company’s CEO and a director of the Company, and b) the appointment of Mr. Joseph Kozak as the Company’s CEO and a director of the Company;

2)	On August 21, 2006, the Company disclosed that it had entered into a Separation Agreement with Mr. Boyd Pearce, the former CEO;
3)	On August 22, 2006, the Company disclosed that it had entered into Cancellation and Regrant Agreements with the four outside directors of the Company;
4)	On August 31, 2006 the Company announced the resignation of Mr. Girish Mundada, the Company’s vice president of engineering and an officer of the Company;
5)	On September 13, 2006, the Company issued a disclosure as required by Regulation FD regarding a shareholders’ conference call the Company held on September 12, 2006;
6)
On September 18, 2006, the Company announced that it would not further extend the exercise termination date for outstanding warrants to purchase an aggregate of approximately 6.8 million shares of the Company’s common stock, that were set to expire on September 30, 2006.

7)	On September 28, 2006, the Company disclosed that it had entered into a Separation Agreement with Mr. Girish Mundada, the former vice president of engineering.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTs software inc.

Date: November 14, 2006	By:	/s/ Joe Kozak

Joe Kozak, Chief Executive Officer and President

Date: November 14, 2006	By:	/s/ Kenneth Ruotolo

Kenneth Ruotolo, Chief Financial Officer and Secretary