Form 10-K
period 2006-12-31
ANTS SOFTWARE INC
filed 2007-03-15
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐ Transition Report Under to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number: 000-16299

ANTS SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3054685
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

700 Airport Blvd., Suite 300, Burlingame, California 94010
(Address of principal executive offices including zip code)

(650) 931-0500
(Registrant’s telephone number, including Area Code)

Securities registered under Section 12(b) of the Act: None

Securities Registered under Section 12(g) of the Act: Common Stock, $0.0001 par value
___________________

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K (section 2229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2006 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $115 million based on the average bid and asked price of such common stock as reported on the NASD Bulletin Board system. Shares of common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

The issuer had shares of common stock outstanding as of March 1, 2007 of 55,819,785.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2006, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

This Annual Report and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, would likely cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, problems incurred in establishing sales and sales channels, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include, but are not limited to, statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other sections in this Annual Report. You should be aware that the occurrence of any of the events discussed under the heading “Item 1A — Risk Factors” and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this Annual Report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

PART I

ITEM 1. BUSINESS

The Company

ANTs software inc. develops, markets and supports the ANTs Data Server, a relational database management system that can dramatically reduce costs and can improve performance in a wide range of applications. Two proprietary technologies - the ANTs Concurrency Engine and compatibility with the proprietary extensions from other database vendors - together provide unique performance and consolidation/cost-saving advantages that make the ANTs Data Server an attractive alternative to other relational database management systems (“RDBMS’s”). End-users of RDBMS’s, independent software vendors who bundle an RDBMS with their products and other RDBMS vendors can use the ANTs Data Server or its technologies to lower costs and gain competitive advantage.

Corporate History

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

Research and development related to the ANTs Data Server (“ADS”) began in 2000, with the first beta version of the product released in late 2004 and the first commercial version released in 2005.

Technology and Intellectual Property

Overview

The ANTs Data Server is based on technologies that provide an advantage over other relational database management systems: Compatibility and the ANTs Concurrency Engine.

Compatibility

Applications written to work with one RDBMS are typically incompatible with other RDBMSs due to proprietary extensions developed and popularized by other RDBMS vendors. This has the effect of locking in customers to one RDBMS vendor because it will generally be cost-prohibitive and time-consuming to migrate an application, which currently works with one RDBMS to work with another RDBMS. ANTs has developed technology that allows the ANTs Data Server to natively process these proprietary extensions. This technology, which is tightly integrated into the ANTs Data Server, allows customers to migrate applications to the ANTs Data Server more easily and at less cost.

The ANTs Concurrency Engine

Applications which require access to rapidly changing, shared data often suffer from poor performance and scalability because of database locking. The ANTs Concurrency Engine (ACE), which comprises a highly efficient data-processing engine coupled with lock-free data structures, eliminates virtually all data locking. ACE is architected into the core of the ANTs Data Server and enables performance improvements over other RDBMS’s. The Company has applied for eleven patents on the concepts, which underlie ACE, six of which have been granted by the United States Patent and Trademark Office.

ACE consists of two key components:

•	A highly efficient data processing engine
•	Lock-free data structures, enabling concurrency

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

The Company’s innovative lock-free data structure technology, which virtually eliminates index-locking, allows index operations, which, to the Company’s knowledge, are not possible with existing RDBMS’s. Locks not only cause waiting, they also can cause severe cache synchronization conflicts, which ACE also eliminates. Operations that would significantly decrease performance in an index-dependent application, such as adding or modifying items, should, when using the ANTs Data Server, execute concurrently at maximum speed.

Using the ANTs Data Server, developers can design applications knowing that they will handle operations under loads that are now generally impossible, even when the data are rapidly changing. The Company has several patented and patent-pending designs for the implementation and deployment of lock-free data structures.

Patents

The Company has developed several proprietary technologies, all of which it believes must be present to achieve results comparable to the ANTs Data Server. The Company filed eleven patent applications to obtain protection for its intellectual property. The Company has been granted six patents. The remaining five applications are pending and the Company awaits the Patent and Trademark Office’s action on those. The Company also claims copyright, trade secret and trademark protection in aspects of its business and technology and new intellectual property is under development on an ongoing basis. The Company was granted three patents in the 1980’s and 1990’s related to hardware designs developed during a time when the Company was producing a supercomputer: U.S. Patents No. 4,484,262 (granted on November 20, 1984) and No. 4,707,781 (granted on November 17, 1987) on its Shared Memory Computer Method and Apparatus, and U.S. Patent No. 5,438,680 (granted on August 1, 1995) on its Method and Apparatus for Enhancing Concurrency in a Parallel Digital Computer. In April 2001, U.S. Patent No. 4,484,262 expired. In January 2003, the Company chose not to pay the maintenance fee for U.S. Patent No. 5,438,680 and in November 2004, U.S. Patent No. No. 4,707,781 expired. These three patents were related to hardware and had no usefulness for any business activity the Company now conducts.

Product-The ANTs Data Server

The ANTs Data Server is an RDBMS that can dramatically reduce costs and can improve performance in a wide range of applications. Two proprietary technologies-the ANTs Concurrency Engine and compatibility with the proprietary extensions from other database vendors-together provide unique performance and consolidation/cost-saving advantages that make ADS an attractive alternative to other RDBMS’s. End-users of RDBMS’s, independent software vendors who bundle an RDBMS with their products and other RDBMS vendors can use ADS or its technologies to lower costs and gain competitive advantage.

In addition to its unique compatibility and performance technologies, ADS incorporates features that make it suitable for a wide range of applications, including:

•	It can be deployed on off-the-shelf hardware
•	It can be deployed on the Linux, Windows, and Solaris operating systems
•	It supports the SQL-92 language and popular features from SQL-99
•	Its micro-threaded execution engine maximizes performance of multi-core CPUs and multi-processor servers
•	Transactions are durably recorded to disk logs for backup, failover and recovery
•	Automatic failover and recovery are built in

ADS contains many additional features and provides a platform on which the ANTs R&D team can build significant new features as the market demands.

Sales and Marketing

The Market

The market for RDBMS products was $15 billion in 2005 growing to $21 billion in 2010 (according to IDC Research). Oracle, Microsoft and IBM control approximately 85% of this market. According to the numerous CTOs, database architects and application developers at the target Global 2000 enterprises with whom ANTs has spoken, database infrastructure costs have become one of the most expensive line items in the IT budget. These Global 2000 enterprises typically have annual database “spends” in excess of tens and, in some cases, hundreds of millions of dollars; and their database budgets are growing annually. The migration cost from one RDBMS to another, even to a low-cost open-source RDBMS, is extensive due to lack of compatibility between the products’ proprietary extensions.

Strategy

ANTs’ go-to-market strategy adapts with changes in the competitive structure of the RDBMS market. The refinement of ANTs’ strategy is a continuous and iterative process, reflecting the company’s goal of providing a cost-effective solution across a wide variety of applications. ANTs’ strategy has recently included:

•	Focusing on large enterprise customers who can realize significant savings by migrating applications away from expensive RDBMS’s and to the ANTs Data Server.
•	Focusing on industry segments where high-performance applications demand a high-performance database.
•	Selling the ANTs Data Server through three sales channels;
o	Direct sales to end-users.
o	Through independent software vendors who will incorporate the ANTs Data Server with their own product which they will sell to their customers.
o
Through selling partners such as value added resellers and system integrators - companies which generally have deep expertise in certain vertical or geographical markets and who integrate the best products to develop complete solutions for their customers.

ANTs’ compatibility technology provides a solution to the problem of RDBMS lock-in and cost escalation for major enterprises by enabling them to migrate applications from high-cost, proprietary vendors to the compatible, cost-effective ANTs Data Server. Just as corporations have lowered total cost of ownership by migrating from custom applications to packaged applications, from proprietary to “open-standards” hardware, and from Unix to Linux, corporations can now consolidate their high-cost RDBMS’s to the ANTs Data Server.

ANTs high-performance technology makes the ANTs Data Server suitable as an alternative for new and existing applications where database performance is critical. Such applications include:

•	High volume on-line transaction processing, in capital markets applications for example
•	Telecom - messaging applications
•	Real-time analytics for security and defense department applications

ANTs has established relationships with a number of partners with whom it is bringing the ANTs Data Server to market. These partners include selling partners, with whom ANTs is engaged as a means of gaining market distribution and access to customers, and independent software vendor (“ISV”) partners, who bundle the ANTs Data Server with their software products and sell a “turn-key” solution to customers. Following are select results of ANTs’ partnering strategy:

IBM - through a multinational solutions engagement agreement, announced January 2007, the ANTs Data Server (ADS) may be sold through IBM contracts to customers worldwide. First success: ADS selected for deployment on IBM blade servers in Raytheon, Inc.’s ship board computing platform for the U.S. Navy.

Four Js Development Tools, Ltd.- selling a turnkey solution comprised of its application development tool, Genero, bundled with ADS (which is rebranded as Genero db). First success: Genero db selected by a Fortune 100 retailer in mid-2006 for in-store applications.

Singlepoint, Inc. (formerly Wireless Services Corporation) - bundling ADS with Singlepoint’s text messaging platform to provide high performance for wireless carriers. First success: ADS replaces Microsoft SQL Server at Sprint, processing over 12 million messages per day.

The Company intends to generate revenue through licensing, maintenance, and integration/customization fees. The Company intends to license ADS to independent software vendors and others whom it expects will customize it for use with their applications and use it for database compatibility purposes. The Company also intends to license ADS to end-users and to sell ADS through re-sellers and system integrators. ANTs began selling the first commercial version of ADS in 2005, and has generated approximately $754,000 in revenues through December 31, 2006.

Competition

The Company operates in the RDBMS segment of the software market and competes against other compatible, high-performance and general-purpose RDBMS’s.

ANTs has identified one competitor in the “compatibility” segment. Enterprise DB, an open-source RDBMS, claims compatibility with applications written for Oracle. The three major RDBMS vendors, Oracle, IBM and Microsoft also encourage migration from competitive products through use of their migration tools. These tools often require substantial investment related to rewriting applications, retraining developers and purchasing additional database licenses. Customers with whom ANTs has spoken are not receptive to migrating applications under such conditions with these tools.

Competition in the high-performance segment comes from in-memory databases such as TimesTen (acquired by Oracle, June 2005) and Solid Information Technology, Inc., from specialty vendors such as Kx Systems, Inc. and FAME Information Systems, Inc., and also from the traditional RDBMS vendors: Oracle, IBM, and Microsoft. The traditional vendors often encourage customers to solve their high-performance problem by upgrading hardware and by contracting with high-cost consulting services to develop work-arounds to the bottlenecks found in their products.

General-purpose competitors include: Oracle, IBM, and Microsoft, MySQL AB, InterSystems Corporation and Sybase, Inc. Business conditions in the RDBMS market are highly competitive for a number of reasons, including: the market is dominated by very large companies with extensive financial, marketing, and engineering resources; the market is well-established and some customers have built up extensive infrastructure around competitive RDBMS products and expect high levels of both features and service from an RDBMS vendor. The Company’s success will likely require that it win business from established competitors, and as a new entrant in the RDBMS market, the Company’s product may have less functionality than customers expect; making sales of ADS more challenging.

Current Operations

The Company’s operations currently comprise marketing the ANTs Data Server, a relational database management system that can dramatically reduce costs and can improve performance in a wide range of applications, supporting customers and research and development. The Company is located in Burlingame, California with sales staff in a number of other states. The Company has a long-standing relationship with a contract development organization in India and has individual contractors who provide development and consulting services from Europe, Australia and India as well as other parts of the United States.

The Company has financed operations through sales of its common stock and issuance of convertible promissory notes in private offerings to accredited investors. The Company expects to continue to raise capital for operations through such private offerings until such time as sales revenue offsets expenses. The Company believes it has sufficient funds to cover operations at the expected expense rate through fiscal year 2007. The Company anticipates its focus will be on continued marketing of ADS, supporting customers, and research and development.

Employees

As of March 1, 2007, the Company had 49 full-time employees, all based in the United States. Of the total number, 27 were engaged in research and development, 10 in sales and marketing, 4 in support services and 8 in general, administrative and finance. ANTs has not experienced work stoppages, is not subject to any collective bargaining agreement and believes that its relationship with its employees is good.

Available Information

Our Annual Report on Form 10K, Quarterly Reports on Form 10Q, Current Reports on Form 8K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15 (d) of the Securities and Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.ants.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

Executive Officers

ANTs executive officers and principal employees as of December 31, 2006:

Name	Age	Position

Francis K. Ruotolo	69	Chairman, Class 3 Director, term expires in 2009

Joseph Kozak	55	President, Chief Executive Officer, Class 1 Director, term expires in 2007

Clifford Hersh	59	Managing Director and Chief Scientist

Kenneth Ruotolo	46	Chief Financial Officer, Executive Vice President, Finance and Administration, and Secretary

Jeffrey R. Spirn, Ph.D.	58	Vice President, Research and Development

David Segleau	46	Vice President, Support Services

Rao Yendluri	55	Vice President, Engineering

Francis K. Ruotolo - Chairman, Board of Directors

Francis Ruotolo is Chairman of the Board of the Company. Mr. Ruotolo became Chairman of the Board, Chief Executive Officer and President in January 2001. Prior to that time, he was a member of the Company’s Board of Advisors. Before joining the Company, Mr. Ruotolo was a director in the consulting practice of Deloitte & Touche. Prior to working at Deloitte Consulting Mr. Ruotolo was CEO of The Futures Group, a long term strategic planning consultancy whose clients included: IBM, American Airlines, Monsanto, Ford Motor Co., Pfizer, and numerous departments of the federal government. Mr. Ruotolo was Senior Vice President of Macy’s California for seven years and held the same position at Lord & Taylor in New York. Mr. Ruotolo holds a BA degree in English/Journalism from Northeastern University, Boston, MA. Mr. Ruotolo resigned as President of the Company in March 2003 and resigned as the Company’s Chief Executive Officer effective January 31, 2005. Mr. Ruotolo is the father of the Corporate Secretary and Chief Financial Officer, Kenneth Ruotolo.

Joseph Kozak - Director, President and Chief Executive Officer

Joseph Kozak joined ANTs software inc. in June 2005 as President and was named Chief Executive Officer and appointed to the Board of Directors in August 2006. Mr. Kozak brings 25 years of front-line leadership experience in sales, marketing and business development. Mr. Kozak joined ANTs from Oracle Corporation, where he was Vice President of Industry Sales. While with Oracle he defined and executed global strategies for retail, distribution, life science, process manufacturing, and consumer packaged goods industries. He also managed Oracle's acquisition of Retek, Inc. a $630 million purchase in the retail applications space. Prior to Oracle, Mr. Kozak was CEO of Lombardi Software a manufacturer of business process management solutions. He was also a partner with Ernst and Young, LLP, in the retail and consumer packaged goods division; Vice President of Sales for SAP America, where he was responsible for the retail distribution and consumer goods business units for the Americas; and Mr. Kozak held numerous management positions with AT&T and IBM.

Clifford Hersh - Managing Director and Chief Scientist

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

Kenneth Ruotolo - Executive Vice President Finance and Operations, Chief Financial Officer and Secretary

Kenneth Ruotolo joined the Company in June 2001. Before joining the Company, Mr. Ruotolo was a founder and served as Vice President of Finance and Operations for eStar, Inc. an internet-based content developer and syndicator. Prior to eStar, Mr. Ruotolo was a partner for twelve years with era2, an interactive design and internet consulting agency. Mr. Ruotolo holds a B.A. degree in Economics from the University of California at Davis and an M.B.A. from Northeastern University.

Jeffrey R. Spirn, Ph.D. - Vice President Research and Development

Jeffrey Spirn joined the Company in March 2000, became Director of Engineering in February 2001 and was promoted to Vice President of Research and Development in September 2001. Before joining ANTs, Dr. Spirn was a software architect at Oracle, where he worked on application server, naming, and multithreading issues. Prior to that, Dr. Spirn worked for Sun Microsystems and in the HP and DEC research labs. Before his industrial career, Dr. Spirn was a Computer Science Professor at Brown and Penn State Universities, and held visiting positions at Bell Laboratories and the University of Hawaii. During this period, he published one book and many technical articles on network and operating system design and performance modeling. Dr. Spirn holds a Ph.D. in Electrical Engineering/Computer Science from Princeton University, and a B.S. in Electrical Engineering from M.I.T.

David Segleau - Vice President Support Services

David Segleau joined the Company in July 2006. Prior to joining ANTs, Mr. Segleau was Senior Director of embedded databases at Oracle Corporation, responsible for a global engineering team focused on embedded database technologies. Prior to Oracle, he was Vice President of Engineering for Sleepycat Software, where he managed engineering, technical support, quality assurance, and technical publications teams. Mr. Segleau also held directorships of quality assurance, customer services, engineering services, technology consulting, datablade development, and technical support for Visto, Asta, Versata, Inc., Informix, and Illustra. He began his career in information systems and services for the energy industry where he led key projects in application development and optimization.

Rao Yendluri - Vice President Engineering

Rao Yendluri joined the Company in September 2006. Prior to joining ANTs, he founded and was President of iNuCom, a software development firm specializing in data warehousing components. Prior to founding iNuCom, Mr. Yendluri was Director of Engineering for IBM. Mr. Yendluri was previously Vice President of Engineering for Solid Information Technology, where he managed a distributed R&D organization and was responsible for the Solid EmbeddedEngine database, Hot Standby option, and Solid Synchronet products. Prior to that, Mr. Yendluri was Director of Development at Prism Solutions, Inc., where he oversaw development of data warehouse extraction, transformation and loading tools and at Centura Software Corporation (now GUPTA Technologies, LLC), he was Director of Connectivity and Replication Development for the company’s database product. Mr. Yendluri also managed the SQL connectivity group at Tandem Computers, and was instrumental in forming the SQL Access Group, which developed the X/Open CLI API, an industry standard for database access.

ITEM 1A. RISK FACTORS

In addition to other information in this 10-K, the following risk factors should be carefully considered in evaluating the Company’s business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond its control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on the Company’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-K, and the risks discussed in the Company’s other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

The Company faces significant risks, and the risks described below may not be the only risks we face. Additional risks that the Company does not know of or that it currently considers immaterial may also impair its business operations. If any of the events or circumstances described in the following risks actually occurs, the Company’s business, financial condition or results of operations could be harmed and the trading price of its common stock could decline.

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

If the Company delivers products with defects, its credibility will be harmed and the sales and market acceptance of its products will decrease. The Company’s product and services are complex and have at times contained errors, defects and bugs. If the Company delivers products with errors, defects or bugs, its credibility and the market acceptance and sales of its products would be harmed. Further, if its products contain errors, defects or bugs, the Company may be required to expend significant capital and resources to alleviate such problems. The Company may agree to indemnify its customers in some circumstances against liability arising from defects in our products. Defects could also lead to product liability as a result of product liability lawsuits against the Company or against its customers. The Company carries product and information liability and errors and omissions insurance, but in the event that the Company is required to defend more than a few such actions, or in the event that it is found liable in connection with such an action, its business and operations may be severely and materially adversely affected.

A failure to obtain financing could prevent the Company from executing its business plan. The Company anticipates that current cash resources will be sufficient for it to execute its business plan through fiscal year 2007. The Company believes that securing additional sources of financing to enable it to continue the development and commercialization of its proprietary technologies will be difficult and there is no assurance of its ability to secure such financing. A failure to obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow it to hire additional personnel and continue development of its product and technology. If the Company raises additional financing by selling equity or convertible debt securities, the relative equity ownership of its existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If the Company raises additional funds through debt financing, it could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

The Company’s four largest customers represented 73% of its revenue in 2006, and the loss of any of these customers could cause a significant drop in its revenue. The Company depends on a limited number of customers for a significant portion of its revenue. The Company's four largest customers represent approximately 73% of its revenue during the year ended December 31, 2006. A decrease in revenue from any of its largest customers for any reason, including a decrease in pricing or activity, or a decision to either utilize another vendor or to no longer use some or all of the products and services it provides, could have a material adverse effect on its revenue.

The Company competes with large companies. The Company operates in a highly competitive industry. Although the Company believes that its technology is unique, can be protected, and, if adopted, will confer benefits that will be otherwise unavailable for some time, it faces very large competitors with greater resources who may adopt various strategies to block or slow its market penetration, thereby straining its more limited resources. The Company is aware of efforts by competitors to introduce doubt about the Company’s financial stability as it competes to make sales and win customers and business. Large competitors may also seek to hinder the Company’s operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by offer of highly competitive terms to potential or newly acquired customers.

The Company will need to continue its product development efforts. The Company believes that its market will be characterized by increasing technical sophistication. The Company also believes that its eventual success will depend on its ability to continue to provide increased and specialized technical expertise. There is no assurance that the Company will not fall technologically behind competitors with greater resources. Although the Company believes that it enjoys a lead in its product development, and is hopeful that its patents provide some protection, it will likely need significant additional capital in order to continue to enjoy such a technological lead over competitors with more resources.

The Company relies upon Independent Software Vendors for product sales. A significant portion of the Company’s sales have been made through independent software vendors (“ISVs”). As a result, its success may depend on the continued sales efforts of these ISVs, and identifying and entering into agreements with additional ISVs. The use of these ISVs involves certain risks, including risks that they will not effectively sell or support the Company’s products, that they will be unable to satisfy their financial obligations with the Company, and that they will cease operations. Any reduction, delay or loss of orders from ISVs may harm the Company’s results. There can be no assurance that the Company will identify or engage qualified ISVs in a timely manner, and the failure to do so could have a material adverse affect on the Company’s business, financial condition and results of operations.

If the Company is unable to protect its intellectual property, its competitive position would be adversely affected. The Company relies on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with its employees and others to protect its intellectual property. Despite the Company’s precautions, unauthorized third parties may copy its products and services or reverse engineer or obtain and use information that it regards as proprietary. The Company has filed eleven patent applications with the United States Patent and Trademark Office and intends to file more. Six patents have been granted; however, the Company does not know if the remaining applications will be granted or whether it will be successful in prosecuting any future patents. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. The Company’s means of protecting its proprietary rights may not be adequate and third parties may infringe or misappropriate its patents, copyrights, trademarks and similar proprietary rights. If the Company fails to protect its intellectual property and proprietary rights, its business, financial condition and results of operations would suffer. The Company believes that it does not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against it. It is possible, however, that such a claim might be asserted successfully against the Company in the future. The Company may be forced to suspend its operations to pay significant amounts to defend its rights, and a substantial amount of the attention of its management may be diverted from its ongoing business, all of which would materially adversely affect its business.

The Company focuses on the research and development of its proprietary technologies and the marketing of its first product. The Company believes that these technologies are the basis for marketable commercial products. However, there can be no assurance of this, and it is possible that the Company’s proprietary technologies and products will have no commercial benefit or potential. In addition, from the Company’s inception to the present, it has not recognized any substantial operating revenues.

The Company depends on its key personnel and may have difficulty attracting and retaining the skilled staff it needs to execute its growth plans. The Company’s success will be dependent largely upon the personal efforts of its Chief Executive Officer, Joseph Kozak and other senior managers. The loss of key staff could have a material adverse effect on the Company’s business and prospects. To execute its plans, the Company will have to retain current employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. The Company may not be successful in retaining such qualified personnel. Specifically, the Company may experience increased costs in order to retain skilled employees. If the Company is unable to retain experienced employees as needed, it would be unable to execute its business plan.

The Company faces rapid technological change. The market for the Company’s products and services is characterized by rapidly changing technologies, extensive research and the introduction of new products and services. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop, manufacture and market new products and services. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be able to develop and introduce new products and services or enhance its initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in its target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect the Company’s competitive position, financial condition and results of operations.

If the Company experiences rapid growth, the Company will need to manage such growth well. The Company may experience substantial growth in the size of its staff and the scope of its operations, resulting in increased responsibilities for management. To manage this possible growth effectively, the Company will need to continue to improve its operational, financial and management information systems, will possibly need to create entire departments that do not now exist, and hire, train, motivate and manage a growing number of staff. Due to a competitive employment environment for qualified technical, marketing and sales personnel, the Company expects to experience difficulty in filling its needs for qualified personnel. There can be no assurance that the Company will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on its financial condition and results of operations.

The Company could face information and product liability risks and may not have adequate insurance. The Company’s product may be used to manage data from critical business applications. The Company may become the subject of litigation alleging that its product was ineffective or disruptive in its treatment of data, or in the compilation, processing or manipulation of critical business information. Thus, the Company may become the target of lawsuits from injured or disgruntled businesses or other users. The Company carries product and information liability and errors and omissions insurance, but in the event that the Company is required to defend more than a few such actions, or in the event that it is found liable in connection with such an action, its business and operations may be severely and materially adversely affected.

Future profitability is not guaranteed. The Company has not recognized any substantial operating revenues to date. Assuming the Company can attract sufficient financing, and revenues increase, there is no assurance that the Company’s plans will be realized or that it will achieve break-even status or profitability in the future.

Changes to financial accounting standards may affect the Company’s results of operations and cause it to change business practices. The Company prepares financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various other bodies formed to interpret and create appropriate accounting principles. A change in those principles can have a significant effect on the Company’s reported results and may affect its reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect the Company’s reported financial results or the way it conducts business. For example, accounting principles affecting many aspects of the Company’s business, including rules relating to equity-related compensation, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that required the Company, starting January 1, 2006, to record a charge to earnings for employee stock option grants and other equity incentives. The Company will have significant ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce net income or increase losses. In addition, since the Company historically used equity-related compensation as a component of its total employee compensation program, the accounting change could make the use of equity-related compensation less attractive and therefore make it more difficult to attract and retain employees.

There is a limited market for the Company’s common stock. The Company’s common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market. As such, the market for the Company’s common stock is limited and is not regulated by the rules and regulations of any exchange. Further, the price of the Company’s common stock and its volume in the OTC market may be subject to wide fluctuations. The Company’s stock price could decline regardless of its actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. The Company’s stock trades relatively thinly. If a more active public market for its stock is not sustained, it may be difficult for stockholders to sell shares of its common stock. Because the Company does not anticipate paying cash dividends on its common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of the Company’s common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

• sales, sales cycle and market acceptance or rejection of the Company’s product;
• economic conditions within the database industry;
• the Company’s failure to meet performance estimates or the performance estimates of securities analysts;
• the timing of announcements by the Company or its competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and
• domestic and international economic, business and political conditions.

The Company has a long corporate existence and was inactive during much of its corporate history. The Company was formed as the Sullivan Computer Corporation, incorporated in Delaware in January 1979. The Company was privately owned until late 1986, at which time its common stock began trading on the over-the-counter market. This was a result of the registration of the Company’s common stock pursuant to a merger with CHoPP Computer Corporation, a British Columbia corporation. During the period from mid-1987 through late 1999, the Company had few or no employees. The Company’s operating activities were limited and were largely administered personally by its former Chairman. Due to the passage of time and the poor condition of financial and other records, there can be no assurance that all matters have been addressed at this date.

Failure to develop or maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the Company’s stock price. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of its internal control over financial reporting and a report by its independent registered public accounting firm attesting to and reporting on these assessments. If the Company fails to adequately maintain compliance with, or maintain, the adequacy of its internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If the Company cannot favorably assess, or its independent registered public accounting firm is unable to provide an unqualified attestation report on the Company’s assessment of the effectiveness of its internal control over financial reporting, investor confidence in the reliability of its financial reports may be adversely affected, which could have a material adverse effect on its stock price.

The Company has indemnified its officers and directors. The Company has indemnified its Officers and Directors against possible monetary liability to the maximum extent permitted under Delaware law.

Limitation on ability for control through proxy contest. The Company’s Bylaws provide for a Board of Directors to be elected in three classes. This classified Board may make it more difficult for a potential acquirer to gain control of the Company by using a proxy contest, since the acquirer would only be able to elect approximately one-third of the directors at each shareholders meeting held for that purpose.

The Company’s actual results could differ materially from those anticipated in our forward-looking statements. This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or future financial performance. When used in this report, you can identify forward-looking statements by terminology such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions. These statements are only expressions of expectation. The Company’s actual results could, and likely will, differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth above and elsewhere in this report and including factors unanticipated by the Company and not included herein. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements. The Company assumes no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results. Accordingly, the Company cautions readers not to place undue reliance on these statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located at 700 Airport Blvd., Suite 300, Burlingame, California. The Company leases approximately 15,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding and, to best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company’s shareholders for a vote from October 1, 2006 to December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Price Range of Common Stock

The Company’s common equity is traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “ANTS”.

The following is the range of high and low closing bid prices of the Company’s stock, for the periods indicated below. This information was obtained from Yahoo! Finance Historical Quotes, and can be found at the following Internet address: http://finance.yahoo.com/q/hp?s=ANTS.OB.

	High	Low

Quarter Ended December 31, 2006	$2.85	$1.99
Quarter Ended September 30, 2006	2.29	2.00
Quarter Ended June 30, 2006	3.03	2.11
Quarter Ended March 31, 2006	2.65	2.00

Quarter Ended December 31, 2005	$2.90	$1.80
Quarter Ended September 30, 2005	3.10	1.94
Quarter Ended June 30, 2005	3.40	2.10
Quarter Ended March 31, 2005	4.05	2.10

Quarter Ended December 31, 2004	$2.02	$1.04
Quarter Ended September 30, 2004	2.17	1.60
Quarter Ended June 30, 2004	2.25	1.80
Quarter Ended March 31, 2004	2.95	0.80

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of March 1, 2007 there were 55,819,785 shares of common stock issued and outstanding and 1,434 registered holders of record of the Company’s common stock.

(b) Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and it does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

(c)	Recent Sales of Unregistered Securities

In December 2006 the Company’s Board of Directors approved the terms of a private offering to raise working capital. The private offering consists of units (the “J Units”) sold at a per unit price of $50,000 with each J Unit comprised of (i) 14,285 shares of common stock of the Company (issued at a per share price of $1.75) and (ii) a convertible promissory note (the “Note”) with an initial face value of $25,000. In December 2006, the Company entered into agreements with accredited investors to purchase 40 J Units, raising $2,000,000. Pursuant to the sale, the Company issued 571,400 shares of common stock of the Company and issued Notes with an initial face value of $1,000,000. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Notes mature 24 months from the issuance date, and are convertible into shares of the Company’s common stock, at the election of the holder, at a per share price of $2.00. The Notes are prepayable without penalty upon 30 days notice. The Notes are convertible at the election of the Company upon a certain event, and if converted at the election of the Company, the Company has agreed to register the shares of stock issuable upon conversion. The Company paid $40,000 in cash commissions and will issue 10,380 shares of common stock of the Company to a placement agent for services related to the J Unit sales. The net proceeds will be used to fund operations. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

In January 2007, the Company sold an additional 180 J Units to accredited investors for an aggregate investment of $9,000,000. The terms and conditions of the additional 180 J units are identical to those sold in December 2006 as noted above. Pursuant to the sales, the Company will issue investors (i) 2,571,300 shares of common stock of the Company, and (ii) Notes with an initial face value of $4,500,000. The Company paid $900,000 in cash commissions and will issue 163,620 shares of common stock of the Company to a placement agent for services related to the J Unit sales. The net proceeds will be used to fund operations. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

In March 2007, the Company sold an additional 14 J Units to accredited investors for an aggregate investment of $700,000. The terms and conditions of the additional 14 J units are identical to those sold in December 2006 as noted above. Pursuant to the sales, the Company will issue investors (i) 199,990 shares of common stock of the Company, and (ii) Notes with an initial face value of $350,000. The Company will pay $70,000 in cash commissions and will issue 12,726 shares of common stock of the Company to a placement agent for services related to the J Unit sales. The net proceeds will be used to fund operations. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our financial statements. This data should be read in conjunction with the financial statements and notes and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years
	2006	2005	2004	2003	2002
Operations:
Revenue	$287,832	$466,620	$-	$-	$-
Operating expenses	15,532,252	9,154,979	5,060,292	3,616,351	4,322,755
Net income (loss)*	(15,125,903)	(8,704,497)	(5,060,061)	(3,587,340)	(4,304,891)
Basic & diluted net loss per share*	$(0.30)	$(0.22)	$(0.16)	$(0.15)	$(0.22)

Financial Position:
Cash and cash equivalents	$4,698,949	$6,381,932	$1,448,724	$541,725	$946,957
Working capital	3,882,199	5,525,616	1,196,604	(220,883)	851,355
Total assets	5,996,171	7,436,357	1,868,616	921,355	1,388,812
Stockholder' equity	$3,823,010	$6,412,586	$1,529,181	$(135,315)	$1,163,813

* Fiscal 2006 net loss includes $1,332,246 in non-cash compensation expense related to the vesting of stock-based awards as required by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Included in the $1,332,246 is $79,087 for payments made to vendors. The total non-compensation expense increased the fiscal year 2006 net loss by $0.03 per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes hereto.

This Annual Report and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, would likely cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, problems incurred in establishing sales and sales channels, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include, but are not limited to, statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other sections in this Annual Report. You should be aware that the occurrence of any of the events discussed under the heading “Item 1A — Risk Factors” and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this Annual Report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

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

Revenue Recognition - The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue consists primarily of revenue earned under agreements for software licenses, maintenance and support (otherwise known as post-contract customer support or “PCS”) and professional services.

The company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, the Company defers revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software license arrangements, which comprise prepaid license and maintenance support fees, is recognized when all of the following criteria are met:

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

Stock-Based Compensation - On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement or “SFAS 123(R)”), which require the Company to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the fiscal year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, which is three years.

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

The Company’s judgment, assumptions and estimates used for the current tax provision take into account the potential impact of FIN 48, its interpretation of current tax laws and possible future audits conducted by the U.S. tax authorities. FIN 48 required the Company to examine the effects of its tax position, based on the use of its judgments, assumptions, and estimates when it is more likely than not, based on technical merits, that the Company’s tax position will be sustained if an examination is performed.

Results of Operations

The results of operations for the fiscal years ended December 31, 2006, 2005 and 2004 are summarized in the table below.

	Summary of Statements of Operations
	for Years ending December 31,

	2006	% Change 2006 to 2005	2005	% Change 2005 to 2004	2004

Revenues	$287,832	-38%	$466,620	N/A	$-
Cost of goods sold	23,893	N/A	-	N/A	-
Gross profit	263,939	-43%	466,620	N/A	0
Operating expenses	15,532,252	70%	9,154,979	81%	5,060,292
Loss from operations	(15,268,313)	76%	(8,688,359)	72%	(5,060,292)

Other income (expense), net	142,410	982%	(16,138)	-7086%	231
Net loss	$(15,125,903)	74%	$(8,704,497)	72%	$(5,060,061)

Net loss per share -
basic and diluted	$(0.30)	36%	$(0.22)	38%	$(0.16)

Shares used in computing basic and
diluted net loss per share	50,474,155	25%	40,418,575	24%	32,501,014

Revenues

The Company began marketing and selling the ANTs Data Server as a high-performance RDBMS during 2005. The first contracts occurred during the first quarter of 2005 and the sales team began building a pipeline of prospective customers. In late 2005, the Company modified its strategy to include development and marketing of the ANTs Data Server as a low-cost, compatible RDBMS in addition to marketing ADS as a high-performance RDBMS. This led to a shift in focus and in sales and marketing towards “compatibility” sales, with somewhat reduced emphasis on high-performance sales, resulting in a decrease in fiscal 2006 revenues.

During 2006, the Company recognized $287,832 in revenue, in accordance with its revenue recognition policy, of which:

$157,958 was license fees
$105,792 were maintenance and support fees from the current and prior periods and
$24,082 was professional services fees

The Company deferred $56,819 of the maintenance and support fees invoiced in fiscal 2006. These deferred fees are reflected on the balance sheets as deferred revenue.

Operating Expenses

Operating expenses for the fiscal years ending December 31, 2006, 2005 and 2004 were as follows:

	Operating Expenses - Fiscal Years ended December 31,
	2006	% Change vs. Prior Period	2005	% Change vs. Prior Period	2004

Sales and marketing	$5,164,937	43%	$3,618,324	131%	$1,564,424
Research and development	6,736,381	88%	3,589,565	70%	2,109,452
General and administrative	3,630,934	86%	1,947,090	40%	1,386,416
Total operating expenses	$15,532,252	70%	$9,154,979	81%	$5,060,292

During fiscal 2004, the Company was in the early phase of its transition from basic product research and development (“R&D”) to sales and marketing (“S&M”), supported by ongoing R&D. In 2004, the Company’s S&M staff averaged 5; during fiscal 2005 the S&M staff averaged 12, an increase of 140%. Costs for all direct marketing and sales activities (travel and entertainment, lead generation programs, events & promotions, the use of outside consultants, advertising, public relations, printing, etc.) increased from $827 thousand in 2004 to $1.5 million in 2005, an increase of $673 thousand, or 81%.

From 2004 to 2005, S&M expense increased from 31% to 40% of total operating expenses, while over the same time period, R&D expense declined from 42% to 39% of total operating expenses. General and administrative (“G&A”) expenses also declined, from 27% to 21% of total operating expenses.

All areas of the Company expanded in 2005 as the Company added personnel and relocated its offices to accommodate growth. Total average full-time staff increased from 23 in 2004 to 35 in 2005, an increase of 52%.

During fiscal 2005 the Company completed a transition from heavy focus on research and development of the ANTs Data Server (“ADS”) to an expanding focus on sales, marketing and customer support. In addition, late in 2005 the Company changed strategic direction. While continuing to focus on the high-performance database market, the Company began pursuing a much larger legacy database replacement market by taking advantage of the compatibility technology in ADS to offer customers a lower-cost, compatible alternative to expensive legacy database products. These changes led to a sharp increase in sales and marketing costs compared to 2004. These strategic changes required increases in research and development to support the effort to enhance the compatibility features of ADS. G&A costs increased as infrastructure and staff were added.

The Company continued to grow in 2006. Total average full-time staff increased to 47 in 2006 from 35 in 2005, an increase of 34%. The bulk of the increase was in the R&D department, which grew 53%, from an average full-time staff of 17 in 2005 to 26 in 2006.

During fiscal 2006, pursuant to its change in strategy, the Company accelerated development efforts related to compatibility features and implemented an aggressive recruiting campaign to attract engineering resources. As a result, R&D expenses increased significantly compared to 2005. Additionally, the Company implemented an ambitious marketing and sales effort to build the infrastructure and develop programs aimed at Global 2000 companies as prospects for a low cost, compatible RDBMS. G&A expense increased substantially over 2005 as the Company staffed up to handle more employees, and most significantly, as the Company was required to meet the extensive process and reporting requirements related to its first-time compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries and benefits, consultants’ fees, travel, marketing programs (trade shows, public relations, lead generation programs), marketing and sales literature and presentations, and allocation of corporate overhead.

Changes to key sales and marketing expenses from 2004 to 2006:

	2006	% Change vs. Prior Period	2005	% Change vs. Prior Period	2004
Marketing programs	$1,782,274	56%	$1,144,688	85%	$617,426
Employee compensation and benefits	2,049,872	23	1,664,421	177	601,202
Employee stock-based compensation	208,085	N/A	-	---	-
Sales-related travel	526,770	53	343,229	116	158,647

Total S&M expenses increased by $1.5 million in 2006 compared to 2005, due primarily to the following: 1) expenses related to direct marketing activities such as trade shows, advertising, lead generation and other marketing events increased significantly; 2) employee-related expenses increased as the prior year’s staffing increases were realized over the course of a full year; 3) recognition of employee stock-based compensation expense as required by SFAS 123R which was implemented at the beginning of fiscal 2006; and 4) sales-related travel expense climbed as the Company continued to expand sales activity in international and domestic markets.

Total S&M expenses increased by $2.0 million in 2005 compared to 2004, due primarily to the following: 1) increased S&M staffing levels led to an increase in salaries and benefits; 2) professional fees related to the execution of direct marketing and lead generation programs, web-site design and maintenance and printing and other ancillary costs grew and 3) sales-related travel expense rose as the Company increased sales activity in international and domestic markets.

Research and Development Expenses

Research and development expenses consist primarily of employee salaries and benefits, fees to consultants, depreciation on equipment and software, and allocation of corporate overhead. In 2005 R&D focused primarily on supporting sales activities by adding new features, and testing and refining ADS as a high-performance product. Significant increases in R&D expenses during fiscal 2006 were driven by changes in the Company’s overall strategic direction to include compatibility features in ADS. The strategy change required adding significant new engineering resources, in the form of employees and additional offshore consultants to support R&D operations.

Changes to key research and development expenses from 2004 to 2006:

	2006	% Change vs. Prior Period	2005	% Change vs. Prior Period	2004
Employee compensation and benefits	$3,804,380	56%	$2,436,288	44%	$1,688,651
On- and off-shore contractors	1,401,728	168	523,607	547	80,937
Employee stock-based compensation	442,015	N/A	-	---	-
Depreciation on equipment & computer supplies	423,966	44	293,956	68	175,390

Total R&D expenses increased by $3.1 million in 2006 compared to 2005, due primarily to the following: 1) employee-related expenses rose as R&D staffing increased from an average of 17 in 2005 to 26 in 2006; 2) greater use of on and off-shore consultants, and; 3) recognition of employee stock-based compensation expense as required by the implementation of SFAS 123R which was implemented at the beginning of fiscal 2006.

Total R&D expenses increased by $1.5 million in 2005 compared to 2004, due primarily to the following: 1) employee-related expenses rose as a result of increased staffing levels and wage increases for R&D personnel; 2) increased use of on and off-shore consultants, and; 3) increased purchases of computer equipment (depreciation) and upgrades to facilities systems in the Company’s development lab.

General and Administrative Expenses

General and administrative expenses comprise primarily employee salaries and benefits, professional fees (legal, accounting, investor relations, and recruiting), facilities expenses and insurance.

Changes to key general and administrative expenses from 2004 to 2006:

	2006	% Change vs. Prior Period	2005	% Change vs. Prior Period	2004
Employee compensation and benefits	$1,324,176	31%	$1,012,725	99%	$509,371
Employee stock-based compensation	603,059	N/A	-	---	-
Professional fees	1,221,579	91	640,089	29	495,802
Facilities	460,084	55	296,526	154	116,710

Total G&A expenses increased by $1.7 million in 2006 compared to 2005, due primarily to the following: 1) employee-related expense increases were driven in large part by increases in medical insurance premiums as well as an increase in headcount; 2) recognition of employee stock-based compensation expense as required by the implementation of SFAS 123R which was implemented at the beginning of fiscal 2006; 3) professional fees grew mainly due to compliance with section 404 of the Sarbanes-Oxley Act of 2002, and; 4) an increase in facilities expense as the Company realized a full year’s worth of expense in its new facility.

Total G&A expenses increased by $500 thousand in 2005 compared to 2004, due primarily to the following: 1) an increase in employee-related expenses resulting from higher medical insurance premiums, and an increase in compensation related to the hiring of a new CEO and a new Controller; 2) increased professional fees related to increased capital raising activity in 2005, and; 3) facilities expense grew as the Company relocated to larger facilities during the year.

In 2006, the Company was required to implement the processes and procedures necessary to effect compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition to consulting expenses, the Company incurred increased audit fees, as the external auditors issued an opinion on the effectiveness of the Company’s internal controls over the financial reporting process during 2006. The Company estimates the total cost of compliance with Section 404 in 2006 will be between $400 thousand to $500 thousand.

The majority of the Company’s operating expenses and costs over the next twelve months are expected to be for, and related to, marketing and selling the ANTs Data Server, continuing technical development, and supporting customers.

Other Income (Expense), Net

The components of Other Income (Expense), Net for the fiscal years ending December 31, 2006, 2005 and 2004 are:

	Fiscal Years ended December 31,
		% Change vs.		% Change vs.
	2006	Prior Period	2005	Prior Period	2004
Other income (expense):
Income earned from expired contract	$-	N/A	$-	-100%	$310,943
Interest income	203,133	740%	24,170	40%	17,214
Gain on legal settlement and other	4,337	-28%	6,000	9%	5,500
Write off note receivable from
former officer	-	N/A	-	-100%	(45,000)
Write off assets related to office move, net	-	-100%	(41,294)	N/A	-
Write off of fixed assets related to impairment	(57,614)	N/A	-	N/A	-
Interest expense	(7,446)	49%	(5,014)	-98%	(288,426)
Other income (expense), net	$142,410	982%	$(16,138)	N/A	$231

Two factors drove the increase in interest income during fiscal 2006: 1) an average balance of approximately $6.3 million in invested funds during 2006 compared to an average balance of approximately $3.2 million in fiscal 2005 and 2) cash balances were invested in higher-yielding money market accounts in 2006 compared to minimum-yield bank investment products during 2005. Average cash funds available for investment have increased over time as the Company has raised increasingly larger amounts of equity capital.

The changes from 2004 to 2005 resulted primarily from the following: 1) in 2004, the Company recognized $311 thousand in other income related to the expiration of a contract with Net Soft Systems, Inc. - a one-time event; 2) in 2004, a note receivable to a former officer in the amount of $45 thousand was written off; 3) in 2004, $288 thousand in non-cash interest expense related to two convertible promissory notes was recognized. Since these notes were converted to stock in July 2004, there was no corresponding expense in 2005; and 4) in 2005, the Company wrote off the net book value of leasehold improvements and security deposits related to the Company’s prior facilities in the net amount of $41 thousand.

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

The Company is recognizing rent expense for this lease in accordance with FASB Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases”. The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term, resulting in monthly rental expense of $16,668. During the fiscal years ended December 31, 2006, 2005 and 2004, the Company recognized a total of $200,020, $133,347 (incurred from May 1, 2005 through December 31, 2005), and $0 respectively, in rental expense for this lease.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006 (January 1, 2007 for the Company). The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings, in the first year of adoption, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in conjunction with other accounting pronouncements that require or permit fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and all fiscal periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial condition or results of operations.

Capital and Liquidity Resources

From inception, the Company has reported negative cash flow from operations. During the periods from fiscal 2000 through fiscal 2004, the Company was focused primarily on research and development with its first sales occurring in the first quarter of 2005. Total revenues for 2005 and 2006 were approximately $754 thousand. These revenues were less than the Company’s need for funds during these years.

Throughout this seven year period, the Company has funded operations and investments in operating assets with cash raised through financing activities in the form of private offerings to accredited investors. The funds raised have been primarily in the form of sales of the Company’s common stock and, to a lesser degree, through the issuance of convertible promissory notes.

The Company has offered several private offerings each year. The offerings typically consist of Units, which give the investor shares of restricted common stock at a discount to the then-current market price, and a warrant to purchase the same number of restricted shares of common stock at a fixed price set at a premium to the then-current market price. The warrants generally have a life of three years.

In the latter part of 2006 and early 2007, the Company sold units comprised of common stock and a convertible promissory note (“Notes”), convertible into common stock. As of December 31, 2006, the Company had Notes with a face value of $1 million outstanding. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Notes mature 24 months from the issuance date, and are convertible into shares of the Company’s common stock, at the election of the holder, at a per share price of $2.00. The Notes are prepayable without penalty upon 30 days notice. The Notes are convertible at the election of the Company upon a certain event, and if converted at the election of the Company, the Company has agreed to register the shares of stock issuable upon conversion. If the Notes are not converted, the Company will have an obligation to pay the noteholders the face value of $1 million in December 2008.

Sales of the Company’s securities in private offerings have been the Company’s primary source of operating capital. The Company has also raised funds as investors exercise warrants related to prior offerings, and as stock options are exercised. The Company’s investing activities have been focused almost entirely on the acquisition of computer equipment, and expansion of electrical and air-conditioning capacity in its development and testing laboratory. The funds used for investing have been significantly less than the funds provided by financing activities; the remainder of the capital raised has been used to support operations and increase cash balances on hand.

For the fiscal years ended December 31, 2006, 2005 and 2004, operations used approximately $13.4 million, $7.6 million and $4.9 million in cash, respectively. Investing activities utilized another $620 thousand, $725 thousand and $182 thousand, respectively. Thus, total cash outflows for the fiscal years ended December 31, 2006, 2005 and 2004 were approximately $14 million, $8.3 million and $5.1 million, respectively. During these fiscal years, the Company relied on cash flows from financing activities to fund operations and investments in capital equipment. Financing activities provided approximately $12.3 million, $13.3 million and $6 million in the fiscal years ended December 31, 2006, 2005 and 2004, respectively. Cash on hand at December 31, 2006 was $4.7 million, a decrease of $1.7 million from $6.4 million on December 31, 2005.

During January 2007, the Company raised an additional $8 million, net of a commission paid to the placement agent of $900 thousand, in equity securities and convertible promissory notes (“Notes”). The Notes have a face value of $4.5 million. The Notes mature 24 months from the issuance date, and are convertible into shares of the Company’s common stock, at the election of the holder, at a per share price of $2.00. The Notes are prepayable without penalty upon 30 days notice. The Notes are convertible at the election of the Company upon a certain event and, in the event of conversion at the election of the Company; the Company has agreed to register the shares of such stock issuable upon conversion. If the Notes are not converted, the Company will have an obligation to pay the note holders the face value of $4.5 million in January 2009.

In March 2007, the Company raised an additional $630 thousand, net of a commission to be paid to the placement agent of $70 thousand, in equity securities and convertible promissory notes (“Notes”). The Notes have a face value of $350 thousand. The Notes mature 24 months from the issuance date, and are convertible into shares of the Company’s common stock, at the election of the holder, at a per share price of $2.00. The Notes are prepayable without penalty upon 30 days notice. The Notes are convertible at the election of the Company upon a certain event and, in the event of conversion at the election of the Company; the Company has agreed to register the shares of such stock issuable upon conversion. If the notes are not converted, the Company will have an obligation to pay the note holders the face value of $700 thousand in March 2009.

On March 7, 2007, the Company had approximately $11.3 million in cash on hand to fund operations and equipment purchases. The Company anticipates that, at its current levels of revenues and expenditures, the $11.3 million cash balance will fund operations through fiscal 2007. The Company will consider a number of avenues to raise additional operating capital: 1) in the past the Company has been successful in raising funds through sales of its stock and the issuance of convertible notes to accredited investors through private offerings and anticipates that it will continue to raise funds through this method; 2) as the Company develops close relationships with large partners, it will pursue strategic investments from those partners, and; 3) the Company expects to continue generating revenue in 2007, and if successful, this will be a source of operating funds. The Company is pursuing all three avenues, however, it believes that due to an uncertain investment climate, securing additional investment will be difficult.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The majority of the Company’s revenue is realized in United States dollars. While some portion of the Company’s revenue is generated from international customers, payments are made in United States dollars, mitigating foreign exchange exposure. As a result, the Company’s financial results would not be materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The Company does not enter into foreign currency hedging transactions to mitigate its exposure to foreign currency exchange risks.

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income it can earn on its investment portfolio. The Company’s investment portfolio consists of liquid investments that have maturities of three months or less. The Company’s risk associated with fluctuating interest income is limited to investments in interest rate sensitive financial instruments. Under the Company’s current policy, the Company does not use interest rate derivative instruments to manage this exposure to interest rate changes. The Company seeks to ensure the safety and preservation of its invested principal by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in short-term investment grade securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	2006
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31

Revenues	$68,389	$83,258	$48,212	$87,973	$287,832
Gross profit	68,389	68,162	46,212	81,176	263,939
Net loss *	(2,750,979)	(3,895,181)	(4,392,656)	(4,087,087)	(15,125,903)
Basic and diluted net loss per common share*	(0.06)	(0.08)	(0.08)	(0.08)	(0.30)
Shares used in computing basic and diluted
net loss per share	45,180,279	51,775,813	52,053,558	52,786,035	50,474,155

	2005
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31

Revenues	$86,767	$134,500	$95,233	$150,120	$466,620
Gross profit	86,767	134,500	95,233	150,120	466,620
Net loss	(1,798,171)	(2,016,022)	(2,355,362)	(2,534,942)	(8,704,497)
Basic and diluted net loss per common share	(0.05)	(0.05)	(0.06)	(0.06)	(0.22)
Shares used in computing basic and diluted
net loss per share	37,176,396	39,535,096	41,492,402	44,862,058	40,418,575

* Fiscal 2006 net loss includes $1,332,246 in non-cash compensation expense related to the vesting of stock-based awards as required by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Included in the $1,332,246 is $79,087 for payments made to vendors. The total non-compensation expense increased the fiscal year 2006 net loss by $0.03 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of control systems must be considered relative to their cost. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues of fraud, if any within ANTs have been detected.

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Management has concluded that as of December 31, 2006 the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, Burr, Pilger & Mayer LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. That audit report is included in this report Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

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

(d)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of ANTs software inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that ANTs software inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit including obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2006 of the Company and our report dated March 12, 2007 expressed an unqualified opinion.

/s/ Burr, Pilger & Mayer LLP

San Francisco, California
March 12, 2007

 ITEM 9B.      OTHER INFORMATION

None

PART III

  ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated in this report by reference to the Company’s Proxy statement to be filed with the SEC in connection with its 2007 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2006.

  ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated in this report by reference to the Company’s Proxy statement to be filed with the SEC in connection with its 2007 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2006.

   ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated in this report by reference to the Company’s Proxy statement to be filed with the SEC in connection with its 2007 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2006.

  ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated in this report by reference to the Company’s Proxy statement to be filed with the SEC in connection with its 2007 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2006.

  ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated in this report by reference to the Company’s Proxy statement to be filed with the SEC in connection with its 2007 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2006.

 Part IV

 ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of ANTs software inc.

We have audited the accompanying balance sheets of ANTs software inc. as of December 31, 2006, and 2005 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANTs software inc. as of December 31, 2006, and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for share-based payment to conform to statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006 applying the modified prospective method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ Burr, Pilger & Mayer, LLP
San Francisco, California

March 12, 2007

ANTS SOFTWARE INC.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$4,698,949	$6,381,932
Accounts receivable, net of allowance for doubtful accounts of
$0 and $16,000 in 2006 and 2005, respectively	68,145	45,228
Prepaid insurance and other expenses	152,299	73,560
Total current assets	4,919,393	6,500,720
Restricted cash	190,958	105,399
Prepaid expense from warrant issued to customer, net	115,347	173,021
Property and equipment, net	736,053	622,515
Other assets	34,420	34,702
Total assets	$5,996,171	$7,436,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$626,011	$548,178
Accrued bonuses and commissions payable	179,127	218,750
Accrued vacation payable	175,237	149,573
Deferred revenues	56,819	58,603
Total current liabilities	1,037,194	975,104

Commitments and contingencies (Note 9)	-	-

Long-term liabilities:
Accrued rent	15,087	48,667
Convertible promissory notes, includes debt premium of $120,880	1,120,880	-
Total liabilities	2,173,161	1,023,771

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
53,188,485 and 44,862,058 shares issued and outstanding, respectively	5,319	4,487
Common stock subscribed, not issued	1	243,608
Additional paid-in capital	62,469,426	49,690,324
Accumulated deficit	(58,651,736)	(43,525,833)
Total stockholders’ equity	3,823,010	6,412,586
Total liabilities and stockholders' equity	$5,996,171	$7,436,357

See Accompanying Notes to Financial Statements

ANTS SOFTWARE INC.
STATEMENTS OF OPERATIONS
	Years Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Revenues:
Licenses and royalties	$157,958	$397,500	$-
Maintenance	105,792	49,620	-
Professional services	24,082	19,500	-
Total revenues	287,832	466,620	-

Cost of revenue:
Licenses	23,893	-	-
Gross profit	263,939	466,620	-

Operating expenses:
Sales and marketing	5,164,937	3,618,324	1,564,424
Research and development	6,736,381	3,589,565	2,109,452
General and administrative	3,630,934	1,947,090	1,386,416
Total operating expenses	15,532,252	9,154,979	5,060,292
Loss from operations	(15,268,313)	(8,688,359)	(5,060,292)

Other income (expense):
Interest income	203,133	24,170	17,214
Gain on legal settlement and other	4,337	6,000	5,500
Income earned from expired contract	-	-	310,943
Write-off of note receivable from former officer	-	-	(45,000)
Write-off of fixed assets	(57,614)	-	-
Disposal of assets related to office move	-	(41,294)	-
Interest expense	(7,446)	(5,014)	(288,426)
Other income, net	142,410	(16,138)	231
Net loss	$(15,125,903)	$(8,704,497)	$(5,060,061)

Basic and diluted net loss per common share	$(0.30)	$(0.22)	$(0.16)
Shares used in computing basic and diluted
net loss per share	50,474,155	40,418,575	32,501,014

See Accompanying Notes to Financial Statements

ANTS SOFTWARE INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

				Note
				Receivable
			Common	from Officer	Additional
	Common Stock		Stock	for Stock	Paid in	Accumulated
	Shares	Amount	Subscribed	Purchases	Capital	Deficit	Total
Balances at December 31, 2003	26,381,004	$2,638	$-	$(45,000)	$29,668,322	$(29,761,275)	$(135,315)
Proceeds from private placements, net of commissions of $334,100	7,263,159	726	-	-	5,602,552	-	5,603,278
Common stock subscribed, not issued	-	-	30,000	-	-	-	30,000
Common stock issued to finders and placement agent as commissions	437,269	44	-	-	(44)	-	-
Common stock issued to replace escheated shares	66	-	-	-	-	-	-
Options exercised through cash consideration	354,019	35	-	-	388,717	-	388,752
Common stock issued in settlement of note payable to former officer	60,000	6	-	-	74,994	-	75,000
Officer note forgiveness	-	-	-	45,000	-	-	45,000
Discount on convertible promissory note	-	-	-	-	(46,373)	-	(46,373)
Beneficial interest on convertible promissory note	-	-	-	-	280,000	-	280,000
Conversion of promissory convertible notes to common stock	800,000	80	-	-	289,070	-	289,150
Stock options issued as payments for services to vendor	3,300	1	-	-	59,749	-	59,750
Net loss and comprehensive net loss	-	-	-	-	-	(5,060,061)	(5,060,061)
Balance at December 31, 2004	35,298,817	3,530	30,000	-	36,316,987	(34,821,336)	1,529,181

Common stock issued for shares subscribed at December 31, 2004	30,000	3	(30,000)	-	29,997	-	-
Proceeds from private placements, net of cash commissions, $353,850	5,461,125	546	-	-	7,823,604	-	7,824,150
Common stock subscribed as payment to vendors for services	-	-	45,158	-	-	-	45,158
Common stock issued to finders and placement agent as commission	67,556	7	-	-	(7)	-	-
Common stock subscribed as commission to placement agent	-	-	198,450	-	(198,450)	-	-
Proceeds from warrant exercises, net of cash commissions of $193,800	3,878,970	388	-	-	5,343,139	-	5,343,527
Options exercised through cash consideration	103,704	11	-	-	125,581	-	125,592
Stock options issued as payment to vendor for services provided	12,886	1	-	-	51,921	-	51,922
Warrants issued as prepayment to vendor for services to be provided in the future	-	-	-	-	173,021	-	173,021
Employee compensation expense from exercise of stock option award	9,000	1	-	-	20,789	-	20,790
Compensation expense recognized on accelerated vesting of employee options	-	-	-	-	3,742	-	3,742
Net loss and comprehensive net loss	-	-	-	-	-	(8,704,497)	(8,704,497)
Balance at December 31, 2005	44,862,058	4,487	243,608	-	49,690,324	(43,525,833)	6,412,586

Proceeds from private placements, net of cash commissions of $769,250	7,398,129	740	-	-	10,031,513	-	10,032,253
Allocation of proceeds raised from private placements
to premium on convertible promissory note	-	-	-	-	(120,880)	-	(120,880)
Allocation of certain commissions paid to placement agent to debt issuance costs	-	-	-	-	33,645	-	33,645
Common stock issued for shares subscribed at December 31, 2005	137,230	14	(243,608)	-	243,594	-	-
Common stock subscribed as commission to placement agent at December 31, 2006	-	-	1	-	(1)	-	-
Proceeds from warrant exercises, net of cash commissions of $39,125	302,500	30	-	-	529,179	-	529,209
Options exercised through cash consideration	477,902	47	-	-	713,807	-	713,854
Common stock issued as payment to vendor for services	10,666	1	-	-	15,999	-	16,000
Stock options and warrants issued as payments for services to vendors	-	-	-	-	79,087	-	79,087
Employee compensation expense from vesting of stock options	-	-	-	-	1,253,159	-	1,253,159
Net loss and comprehensive net loss	-	-	-	-	-	(15,125,903)	(15,125,903)
Balance at December 31, 2006	53,188,485	$5,319	$1	$-	$62,469,426	$(58,651,736)	$3,823,010

See Accompanying Notes to Financial Statements

ANTS SOFTWARE INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(15,125,903)	$(8,704,497)	$(5,060,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	363,062	285,423	181,656
Amortization of accrued rent, net of cash payments	(4,380)	53,047	-
Amortization of warrant issued to customer	57,674	-	-
Amortization of debt discount and beneficial conversion feature	-	-	285,973
Bad debt expense, net of write-offs of uncollectible accounts	28,738	16,000	-
Stock options , warrants and restricted stock issued to vendors for services	95,087	97,080	59,750
Compensation expense recognized on vesting of employee stock options	1,253,159	20,790	-
Compensation expense recognized on accelerated vesting of employee stock options	-	3,742	-
Write-off of note receivable to officer for stock purchases	-	-	45,000
Write-off of leasehold improvements and security deposits, net	-	36,194	-
Write-off of unrecoverable security deposits related to prior office facilities	-	8,818	-
Write-off of fixed assets	57,614	-	-

Changes in operating assets and liabilities:	-	-	-
Accounts receivable	(51,655)	(61,228)	-
Prepaid insurance and other expenses	(78,739)	13,107	(39,638)
Other assets	282	(34,420)	-
Accounts payable and other accrued expenses	48,633	416,273	44,336
Accrued bonuses and commissions payable	(39,623)	65,571	153,179
Accrued vacation	25,664	96,361	53,212
Deferred salaries	-	-	(340,505)
Deferred revenue	(1,784)	58,603	(310,943)
Net cash used in operating activities	(13,372,171)	(7,629,136)	(4,928,041)

Cash flows used in investing activities:
Transfer operating funds to restricted cash	(85,559)	(105,399)	-
Purchases of office furniture, fixtures and equipment and security deposits	(534,214)	(620,007)	(182,280)
Net cash used in investing activities	(619,773)	(725,406)	(182,280)

Cash flows from financing activities:
Proceeds from private placements, net of commission allocated to debt issuance costs	10,065,898	7,824,150	5,603,278
Proceeds from convertible promissory note	1,000,000	-	-
Proceeds from exercise of options	713,854	125,592	388,752
Proceeds from exercise of warrants, net of commissions	529,209	5,343,527	-
Proceeds from common stock subscribed for private placement units	-	-	30,000
Payments on capital lease obligations	-	(5,519)	(4,710)
Net cash provided by financing activities	12,308,961	13,287,750	6,017,320

Net increase (decrease) in cash and cash equivalents	(1,682,983)	4,933,208	906,999
Cash and cash equivalents at beginning of period	6,381,932	1,448,724	541,725
Cash and cash equivalents at end of period	$4,698,949	$6,381,932	$1,448,724

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,295	$5,014	$2,454

Non-cash investing and financing activities:
Common stock issued for subscribed shares at end of prior year	$198,450	$30,000	$-
Allocation of stockholders' equity to premium on convertible note	120,880	-	-
Alllocations of commissions paid to placement agent to debt issuance costs, net	6,355
Common stock subscribed for private placement agent commission	1	198,450	-
Issuance of warrant to customer	-	173,021	-
Conversion of convertible promissory note into common stock, net	-	-	289,150
Issuance of common stock in settlement of note payable to former officer	-	-	75,000
Common stock subscribed at end of fiscal year	-	-	30,000

See Accompanying Notes to Financial Statements

1. The Company and its Significant Accounting Policies

Nature of Operations

ANTs software inc. (ANTs) develops, markets and supports the ANTs Data Server, a relational database management system that can dramatically reduce costs and can improve performance in a wide range of applications. Two proprietary technologies-the ANTs Concurrency Engine and compatibility with the proprietary extensions from other database vendors-together provide unique performance and consolidation/cost-saving advantages that make the ANTs Data Server an attractive alternative to other relational database management systems (“RDBMS’s”). End-users of RDBMS’s, independent software vendors who bundle an RDBMS with their products and other RDBMS vendors can use the ANTs Data Server or its technologies to lower costs and gain competitive advantage.

Basis of Presentation

The accompanying financial statements are in accordance with generally accepted accounting principles of the United States of America and reflect the results of operations, financial position and cash flow of the Company.

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

Revenue Recognition

The Company recognizes license and royalty revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue consists primarily of revenue earned under agreements for software licenses, maintenance and support (otherwise known as post-contract customer support or “PCS”) and professional services. Maintenance and support revenue is deferred and recognized over the related contract period, generally twelve months beginning with customer acceptance of the product.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, The Company defers revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software license arrangements, which comprise prepaid license and maintenance support fees, is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.
•	Delivery has occurred and there are no future deliverables except post-contract customer support (“PCS”).
•
The fee is fixed and determinable. If The Company cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized, as payments become due in accordance with paragraph 29 of SOP 97-2.

•	Collection is probable.

Revenue from professional fees, consisting primarily of consulting services, is recognized as services are provided and the revenues are earned.

Research and Development Expenses

The Company accounts for its research and development (“R&D”) costs in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.

The Company’s research and development (“R&D”) expenses consist primarily of personnel-related expenses, lab supplies and operational costs, and depreciation on equipment. To date, the Company has expensed all of its R&D costs in the periods in which they were incurred, as the Company’s process for developing its products has been essentially completed concurrent with the establishment of technological feasibility.

Advertising Costs

The Company expenses advertising expenses as incurred. The expense recognized for the years ended December 31, 2006, 2005 and 2004 was $242,882, $73,131 and $7,030, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. The Company’s cash equivalents consist of short-term money market instruments.

Restricted cash consists of a 365-day certificate of deposit in the principal amount of $190,958, held by Silicon Valley Bank, with an annual interest rate of 0.85%, maturing on July 22, 2007. The funds are pledged to collateralize the Company’s revolving credit card facility, which has a total credit limit of $190,958. Management intends to maintain the certificate of deposit as long as the revolving credit card facility is in place. Balances payable on the credit card facility are included in Accounts Payable on the balance sheet.

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We review our trade receivables by aging category to identify significant customers with known disputes or collection issues.  For accounts not specifically identified, the Company provides a reserve based on the age of the receivable. In determining the reserve, the Company makes judgments about  the credit-worthiness of significant customers  based on  ongoing credit evaluations. The Company also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses.

Accounts Receivable

Receivables are stated at net realizable value. As of December 31, 2006, accounts receivable includes interest income of $12,826 due from one of the Company’s banks.

Allowance for Doubtful Accounts

		Charged/
		(Credited) to
	Beginning	Operating		Ending
	Balance	Expenses	Deductions *	Balance
Allowance for doubtful accounts:
Year Ended:
December 31, 2006	$16,000	$28,738	$(44,738)	$-
December 31, 2005	-	16,000	-	16,000
December 31, 2004	-	-	-	-
* Deductions related to the allowance for doubtful accounts represent amounts written off.

Property and Equipment

Property and equipment, which includes assets recorded under capital leases, are carried at cost and are depreciated using a straight-line method over their estimated useful lives of three years. The costs of leasehold improvements are amortized over the lesser of the lease term plus reasonably assured lease renewals, or the life of the improvement. Expenditures for improvement or expansion of property and equipment are capitalized. Repairs and maintenance are charged to expense as incurred. When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the statements of operations.

Deferred Revenues

As of December 31, 2006, deferred revenues consisted primarily of annual support and maintenance fees paid in advance by customers. The fees are amortized into revenue ratably over the related contract period, generally twelve months, beginning with customer acceptance of the product. Deferred revenue also includes license fees for any customer who has not signed the customer acceptance of delivery and acknowledgment form as required under the Company’s revenue recognition policy.

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

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The valuation allowance increased in 2006, 2005 and 2004 by the following amounts:
		Charged/
		(Credited) to
	Beginning	Deferred Tax		Ending
	Balance	Assets	Deductions	Balance
Deferred Tax Allowance Accounts:
Year Ended:
December 31, 2006	$14,861,104	$5,906,789	$-	$20,767,893
December 31, 2005	10,856,910	4,004,194	-	14,861,104
December 31, 2004	8,835,023	2,021,887	-	10,856,910

Long-Lived Assets

Long-lived assets such as property and equipment, and warrants, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the indicators of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value.

Operating Segment Information

The Company operates in a single industry segment, computer software. Substantially all of the Company’s assets and employees are located at the corporate headquarters in Burlingame, California.

During 2006, $211,143, or 73%, of the Company’s total revenues was derived from four customers. Revenue from one of these customers was $69,000, or 24% of total revenues. Revenue from the second customer was $49,800, or 17% of total revenues.

Of the Company’s total 2006 revenues of $287,832, $ 47,823, or 17%, was earned from international customers, while the remaining $240,009, or 83%, was earned from domestic customers.

During 2005, $384,500, or 82%, of the Company’s total revenues was derived from two customers. Revenue from one of these customers was $284,500, or 61% of total revenues. Revenue from the second customer was $100,000, or 21% of total revenues.

Of the Company’s total 2005 revenues of $466,620, $118,000, or 25%, was earned from international customers, while the remaining $348,620, or 75%, was earned from domestic customers.

The Company had no revenues in fiscal 2004.

Stock-Based Compensation

The Company has a stock-based employee and director compensation plan (the ANTs software inc. 2000 Stock Option Plan or the “Plan”). Prior to January 1, 2006, the Company accounted for stock-based compensation awards issued under the Plan using the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in conjunction with the guidelines set out in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Compensation” and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123”. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the fiscal year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two over arching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company is applying the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

Comprehensive Income (Loss)

Comprehensive income (loss) was the same as net income (loss) for the years ended December 31, 2006, 2005 & 2004.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform them to the current year presentation.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006 (January 1, 2007 for the Company). The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position would be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings, in the first year of adoption, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in conjunction with other accounting pronouncements that require or permit fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and all fiscal periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

The following table presents the calculation of basic and diluted net loss per share for the fiscal years ended December 31, 2006, 2005 and 2004:

	Loss	Shares	Loss per
	(Numerator)	(Denominator)	Share
Year ended December 31, 2006
Basic and diluted net loss per share	$(15,125,903)	50,474,155	$(0.30)
Year ended December 31, 2005
Basic and diluted net loss per share	$(8,704,497)	40,418,575	$(0.22)
Year ended December 31, 2004
Basic and diluted net loss per share	$(5,060,061)	32,501,014	$(0.16)

At December 31, 2006, 2005 and 2004, stock options and warrants for the purchase of 16,354,480, 21,182,381 and 16,414,176 shares of the Company’s common stock at prices ranging from $0.52 to $10.50 per share respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

3. Property and Equipment

Property and equipment are summarized by major category as follows at December 31, 2006 and 2005:

	2006	2005
Computers and software	$1,810,942	$1,437,068
Furniture and fixtures	85,215	85,215
Leasehold improvements	96,804	46,662
Total property and equipment	1,992,961	1,568,945

Less: accumulated depreciation and amortization	(1,256,908)	(946,430)

Property and equipment, net	$736,053	$622,515

Depreciation expense for fiscal 2006, 2005 and 2004 was $363,062, $285,423 and $181,656, respectively. During 2006 the Company performed a physical inventory of its property and equipment and wrote off $110,092 in computer and related equipment and $52,478 in accumulated depreciation. This resulted in a loss on fixed assets of $57,614. In 2005 property and equipment included computer equipment under capital leases of $13,532. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The implicit interest rate of the leases ranged from 16% to 20%. The assets are amortized over the lesser of their related lease terms or their estimated useful lives. Accumulated depreciation on capital leases was $13,532, $11,874 and $5,159 at December 31, 2006, 2005 and 2004, respectively.

4. Prepaid Expenses

As of December 31, 2006, prepaid expenses were $152,299. The balance included $33,645 in prepaid debt issuance costs and $118,654 in other prepaid expenses which included: Unamortized balances of prepaid insurance, prepaid marketing expenses related to 2007 subscriptions to industry analyst services and conferences, and other expenses that are prepaid in the ordinary course of business. The debt issuance costs will be amortized into expense ratably over the life of the associated debt, 24 months, starting in January 2007; all other prepaid expenses will be expensed during fiscal 2007. The prepaid debt issuance costs are discussed in greater detail in Note 8 to these financial statements.

5. Prepaid Expense from Warrant

Prepaid expense from warrant consists of the original charge of $173,021 related to the issuance of a warrant to a customer in 2005 to purchase 100,000 shares of the Company’s Common Stock, in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server to the Company’s customers should the Company be unable to provide such services. The fair value of the warrant was calculated using the Black-Scholes valuation model. The warrant has an exercise price of $3.50 per share and may be exercised until July 2008. The prepaid expense is being amortized into the statements of operations on a straight-line basis, over 36 months, commencing January 2006. Amortized expense for the fiscal year ended December 31, 2006 was $57,674, leaving a net balance in the prepaid expense account of $115,347 on December 31, 2006.

The prepaid expense is evaluated periodically for signs of impairment, and will be reduced as necessary, with a corresponding charge to the statement of operations.

6. Deferred Revenues

Deferred revenue is comprised of license fees and annual maintenance and support fees. License fees are recognized upon customer acceptance of the product. Annual maintenance and support fees are being amortized ratably into revenue on the statements of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product. During fiscal 2006, the Company invoiced customers $290,849 for license fees, annual maintenance and support fees, and professional services. Of the total amount invoiced, $182,040 was recorded as revenue in the statements of operations, and $108,809 was recorded as deferred revenue on the balance sheet. The total amount of deferred revenue recognized in 2006 was $105,792. The amount of deferred revenue on the balance sheet at December 31, 2006 was $56,819, which is comprised of $26,087 in license fees and $30,732 in maintenance and support fees.

During fiscal 2005, the Company invoiced customers in the amount of $525,223 for license fees, annual maintenance and support fees, and professional services. Of the total amount invoiced, $417,000 was recorded as current revenue in the statements of operations, and $108,223 was recorded as deferred revenue on the balance sheet. The deferred revenue consists of annual maintenance and support fees, which are being amortized ratably into revenue on the statements of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product. The total amortized in 2005 was $49,620. The amount of deferred revenues on the balance sheet at December 31, 2005 was $58,603.

7. Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”. Due to the Company’s loss position for the periods ended December 31, 2006, 2005 and 2004, there was no provision for income taxes during these periods.

A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the asset based upon the lack of profitability and the uncertainty of future profitability.

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2006, 2005 and 2004 are as follows:

	Fiscal Years
	2006	2005	2004
Deferred Tax Assets:

Net operating loss carryforward	$18,765,178	$13,412,485	$9,909,028
Research tax credit carryforward	1,922,882	1,371,851	945,858
Expenses deductible in later years	79,833	76,768	2,024

Gross deferred tax assets	20,767,893	14,861,104	10,856,910

Less: valuation allowance	(20,767,893)	(14,861,104)	(10,856,910)

Net deferred tax assets	$-	$-	$-

At December 31, 2006 the Company had net operating loss carryforwards of approximately $46.5 million for federal tax purposes and $43.4 million for state tax purposes. If not earlier utilized, the federal net operating loss carryforwards will expire in various years from 2008 through 2026 and the state net operating loss carryforwards will expire in various years from 2007 through 2016.

At December 31, 2006, the Company also had research credit carryforwards of approximately $1.2 million for federal tax purposes and $1.0 million for state tax purposes. If not earlier utilized the federal research credit carryforwards will expire in various years from 2017 through 2026. The state research credit carries forward indefinitely until utilized.

The effective rate applied to net losses in calculating the gross deferred tax assets is higher than the Federal statutory rate due to the recognition of state income tax benefits and an increase in the valuation allowance with respect to federal and state deferred tax assets. The valuation allowance increased in 2006, 2005 and 2004 by $5,906,789, $4,004,194 and $2,021,887, respectively.

Federal and California regulations impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. If such ownership change has occurred, utilization of the net operating losses and tax credits could be subject to an annual limitation.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109”. This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by the tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax related penalties and interest and sets forth-new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006 and The Company will be required to adopt this interpretation in the first quarter of 2007. Based on our evaluation as of December 31, 2006, The Company does not believe that FIN 48 will have a material impact on our financial statements.

8. Convertible Promissory Notes

In December 2006 the Company’s Board of Directors approved the terms of a private offering to raise working capital. The private offering consists of units (the “J Units”) sold at a per unit price of $50,000 with each J Unit comprised of (i) 14,285 shares of common stock of the Company (issued at a per share price of $1.75) and (ii) a convertible promissory note (the “Note”) with an initial face value of $25,000. In December 2006, the Company entered into agreements with accredited investors to purchase 40 J Units, raising $2,000,000. Pursuant to the sale, the Company issued 571,400 shares of common stock of the Company and issued Notes with an initial face value of $1,000,000. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Notes mature 24 months from the issuance date, and are convertible into shares of the Company’s common stock, at the election of the holder, at a per share price of $2.00. The Notes are prepayable without penalty upon 30 days notice. The Notes are convertible at the election of the Company upon a certain event, and if converted at the election of the Company, the Company has agreed to register the shares of stock issuable upon conversion.

In accordance with generally accepted accounting principles (“GAAP”), the Company applied the guidance in Accounting Principles Board (“APB”) No. 14 and Emerging Issues Task Force (“EITF”) 00-27 to allocate the proceeds between the common stock and the Notes based on their relative fair values. The allocation resulted in a total premium of $120,880 for the Notes. The premium is included in total notes payable on the balance sheet at December 31, 2006. The premium will be amortized over the two-year life of the Notes and will be recognized against interest expense on the Notes.

At December 31, 2006, the Company owed $40,000 in cash commissions and 10,380 shares of common stock of the Company to a placement agent for services related to sales of the J Units. The shares are contractually valued at $1.93 per share or $20,033. The total commission value of $60,033 was allocated between debt issuance costs, and additional paid-in capital as a cost of raising the equity portion of the offering, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable, and stockholders’ equity. This resulted in debt issuance costs of $33,645, which are included in prepaid expenses on the balance sheet at December 31, 2006. The remaining $26,388 was allocated to additional paid-in capital. The cash commission is included in accounts payable and other accrued expenses on the balance sheet as of December 31, 2006 and was subsequently paid in January 2007. The 10,380 shares due to the placement agent is shown on the balance sheet in common stock subscribed at its par value of $1 and will be issued in the first quarter of 2007.

9. Commitments and Contingencies

Lease Commitments

As of December 31, 2006, the Company leased office facilities under a non-cancelable operating lease. Future minimum lease payments required under the noncancelable leases are as follows:

Years Ending December 31,	Operating Leases
2007	$233,600
2008	81,760
Total minimum lease payments	$315,360

On April 27, 2005, the Company entered into a lease with Bayside Plaza, a partnership, for approximately 15,000 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the “Premises”). The Company moved its principal offices to these Premises on May 2, 2005. The Premises are used for the purposes of general office use and for software development. The lease has an initial term of three years, subject to the Company's right to extend the term of the lease for a total of six additional years. The base rent under this lease is $16,060 per month for the first year, $17,520 per month for the second year and $20,440 per month for the third year. The Company received abated rent for the period from May 1, 2005 to July 30, 2005. In the event the Lease is not extended, the total obligations of the Company related to the lease amount to $600,060.

The Company is recognizing rent expense for this lease in accordance with FASB Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases”. The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This resulted in monthly rental expense of $16,668 from January 1, 2006 through December 31, 2006. During the fiscal years ended December 31, 2006, 2005 and 2004 the Company recognized a total of $200,020, $133,344 and $0 respectively, in rental expense for this lease.

Contingencies

As part of a License Agreement (“Agreement”) dated August 1, 2005 with a certain customer, the Company has agreed to issue a warrant to purchase 50,000 shares of restricted stock of the Company to the customer thirty (30) days after the Software Acceptance Date, subject to approval from the Company’s board of directors, compliance with applicable securities laws and regulations and Licensee representing that it is an accredited investor. The warrant has an exercise price of $3.50 per share and is exercisable for a period of three years from the Effective Date of the warrant. If the warrant is not granted within thirty days after the Software Acceptance Date without fault of Licensee, then Licensee will have the right to terminate the Agreement on notice to the Company, and the Company will immediately refund to Licensee all monies theretofore paid to the Company under this Agreement. To date the customer has not fully accepted the software, thus the warrant has not been issued.

10. Stockholders’ Equity

A table of transactions occurring in stockholders’ equity for the years ending December 31, 2006, 2005 and 2004 is presented below.
	Changes in Stockholders' Equity
	For the Years ended
	December 31,
	2006	2005	2004
Total stockholders' equity, beginning of period	$6,412,586	$1,529,181	$(135,315)
Cash transactions:
Proceeds from private placements:
Sales of "D" Units at $0.75 per unit	-	-	4,277,378
Cash commissions on sales of "D" units	-	-	(269,100)
Sales of "E" Units at $1.25 per unit	-	-	500,000
Cash commissions on sales of "E" units	-	-	(65,000)
Sales of "F" Units at $1.00 per unit	-	933,000	1,190,000
Cash commissions on sales of "F" units	-	(90,350)	-
Sales of "G" Units at $1.60 per unit	-	3,042,000	-
Cash commissions on sales of "G" units	-	(75,000)	-
Sales of "H" units at $1.60 per unit	204,000	2,603,000	-
Cash commissions on sales of "H" units	(20,000)	(188,500)	-
Sales of restricted shares of common stock at $1.50 per share	9,597,503	-	-
Cash commissions on sales of restricted stock	(709,250)	-	-
Sales of "I" units at $1.60 per unit	-	1,600,000	-
Sales of "J" units at $25,000 per unit (equity portion of units)	1,000,000	-	-
Cash commissions on sales of "J" units	(40,000)	-	-
Net proceeds from private placements	10,032,253	7,824,150	5,633,278
Proceeds from warrant exercises:
Warrants with exercise price of $2.00 per share discounted to
$1.50 and $1.50/$1.40 per share in 2006 and 2005, respectively	109,998	5,537,327	-
Warrants with exercise price of $2.00 exercised at $2.00 per share	458,336	-	-
Cash commissions on exercise of warrants	(39,125)	(193,800)	-
Net proceeds from warrant exercises	529,209	5,343,527	-
Proceeds from cash exercise of stock options	713,854	125,592	388,752
Total cash transactions	$11,275,316	$13,293,269	$6,022,030

	Changes in Stockholders' Equity
	For the Years ended
	December 31,
	2006	2005	2004
Non-cash transactions:
Common stock issued in settlement of note payable to former officer	-	-	75,000
Forgiveness of officer note receivable	-	-	45,000
Allocation of portion of proceeds from "J" units to convertible
promissory note payable premium	(120,880)	-	-
Allocation of portion of total commissions paid to placement agent
for "J" units to debt issuance costs	33,645	-	-
Common stock subscribed to placement agent for commission, net	-	-	-
Amortization of discount on convertible promissory notes	-	-	(46,373)
Recognize beneficial interest on convertible promissory notes	-	-	280,000
Conversion of convertible promissory notes into common stock	-	-	289,150
Employee compensation expense:
Vesting of stock options	1,253,159	-	-
Expense recognized on accelerated vesting of certain employee
stock options	-	3,742	-
Exercise and sale of employee stock options	-	20,790	-
Total employee compensation expense	1,253,159	24,532	-
Non-employee compensation expense:
Restricted stock/stock options issued to vendors	16,000	45,158	6,204
Prepaid expense recognized from issuance of a warrant to a customer	-	173,021	-
Stock options expensed in 2004, exercised in 2005 by executive
recruiter in payment for search for new president	-	3,526	21,473
Expense incurred from extending exercise period on non-employee
stock option grants	-	30,130	29,498
Vesting of stock options/warrants issued to consultants	79,087	18,266	2,575
Total non-employee compensation expense	95,087	270,101	59,750
Total non-cash transactions	1,261,011	294,633	702,527
Net loss for fiscal period	(15,125,903)	(8,704,497)	(5,060,061)
Total stockholders' equity, end of period	$3,823,010	$6,412,586	$1,529,181

Details of these transactions by quarter for the years ending December 31, 2006, 2005 and 2004 are presented below.

Fiscal Year 2006

Funds raised through private offerings to accredited investors:

Pursuant to the terms of a private placement offering sold in December 2006, which is described more fully in Note 8 to these financial statements, the Company sold 40 J Units to accredited investors. The Company received $2,000,000 in gross proceeds from the offering, of which $1,000,000 was the face value of the Notes and $1,000,000 was the face value of the 571,400 restricted shares of common stock of the Company issued. The transaction included a premium on the Notes of $120,880, which was allocated from stockholders’ equity to notes payable. At December 31, 2006, the Company owed $40,000 in cash commissions and will issue 10,380 shares of common stock of the Company to a placement agent for services related to sales of the J Units. The shares are contractually valued at $1.93 per share or $20,033. The total commission value of $60,033 was allocated between debt issuance costs, and additional paid-in capital as a cost of raising the equity portion of the offering, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable, and stockholders’ equity. This resulted in debt issuance costs of $33,645, which are included in prepaid expenses on the balance sheet at December 31, 2006. The remaining $26,388 was allocated to additional paid-in capital. The cash commission is included in accounts payable and other accrued expenses on the balance sheet as of December 31, 2006 and was subsequently paid in January 2007. The 10,380 shares due to the placement agent is shown on the balance sheet in common stock subscribed at its par value of $1 and will be issued in the first quarter of 2007. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the quarter ended June 30, 2006, the Company sold to accredited investors, through a private offering, 6,398,335 restricted shares of the Company’s common stock at a price of one dollar and fifty cents ($1.50) per share. The Company received $9,597,503 in gross proceeds from the offering. The Company paid $709,250 in cash commissions on these sales to the placement agent. Commissions paid in common stock to the placement agent totaled $496,475. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the quarter ended March 31, 2006, the Company sold to accredited investors, through a private offering, 127,500 H Units at a price of one dollar and sixty cents ($1.60) per H Unit, with each H Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008. The Company received $204,000 in gross proceeds from the offering. No commissions were incurred for these sales. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the quarter ended March 31, 2006, the Company paid cash commissions totaling $20,000 in connection with the H Unit offering that occurred during the fourth quarter of 2005.

Funds raised through cash exercises of warrants:

During the quarter ended September 30, 2006, investors exercised warrants to purchase 229,168 shares of the Company’s Common Stock (or “shares”) at $2.00 per share for a total of $458,336. The sale of these securities was made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the three months ended March 31, 2006, an investor exercised a warrant to purchase 73,332 shares at $2.00 per share for a discounted price of $1.50 per share, resulting in gross proceeds to the Company of $109,998. The sale of these securities was made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933. The Company paid $39,125 in cash commissions in connection with the warrant exercises that occurred during the fourth quarter of 2005.

Funds raised through cash exercises of stock options:

For the fiscal year ended December 31, 2006, stock options covering a total of 477,902 shares were exercised, generating $713,854 in cash proceeds to the Company.

Other equity transactions:

For the fiscal year ended December 31, 2006, the Company recognized $1,253,159 in compensation expense related to vesting of employee stock options, and $79,087 in professional fees related to the vesting of non-employee stock options in accordance with the accounting guidelines set forth in SFAS 123 (R).

During fiscal 2006, the Company recognized $16,000 in non-cash professional fee expense related to issuing 10,666 restricted shares of the Company’s common stock at a price of $1.50 per share to a vendor.

Fiscal Year 2005

Funds raised through private offerings to accredited investors:

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

From November 1, 2005 through December 31, 2005, the Company sold to accredited investors, through a private offering, 848,750 H Units at a price of one dollar and sixty cents ($1.60) per H Unit, with each H Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008. The gross proceeds from the offering were $1,358,000. In connection with this private offering, the Company paid cash commissions of $64,000 in 2005 and $20,000 in the first quarter of 2006, and issued 41,364 H Units, to a placement agent in February 2006. At December 31, 2005, the placement agent shares were recorded in common stock subscribed at a value of $72,801, or $1.76 per share, the contractual value paid to the placement agent. The Company also issued 4,375 H Units as finders’ fees. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

Funds raised through cash exercises of warrants:

From November 28, 2005 through December 31, 2005, the Company offered all shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.50 per share. A total of 1,067,687 warrants were exercised, resulting in gross proceeds to the Company of $1,601,531. The Company paid cash commissions of $39,125 to a placement agent in connection with these warrants exercises in the first quarter of 2006. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

Funds raised through cash exercises of stock options:

During the fiscal year ended December 31, 2005, a total of 103,704 shares of common stock of the Company were purchased through the exercise of stock options, resulting in cash proceeds to the Company of $125,592.

Other equity transactions:

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

During fiscal 2005, the Company recognized $30,000 in investor relations expense related to issuing 15,000 restricted shares of the Company’s common stock to an investment firm for services. At December 31, 2005, the shares were in common stock subscribed. They were subsequently issued in February 2006.

On December 29, 2005 the Company’s Board of Directors approved the acceleration of vesting for all unvested employee stock options granted under the ANTs software inc. 2000 Stock Option Plan, as amended, excluding those stock options held by non-employee directors whose options had an exercise price less than $2.10, and certain employees who did not consent to such acceleration. The closing sale price of ANTs’ common stock on December 29, 2005 was $2.10. This was the price used to determine which options were in or out of the money. The Company accelerated a total of 2,621,004 options, of which 687,866 were in the money, and 1,933,138 were out of the money. In accordance with APB No. 25, the Company calculated the expense associated with accelerating the options using the intrinsic value method. Also in accordance with APB No. 25, the Company recorded the compensation expense of $3,742 with vesting of in-the-money options in the statement of operations with a corresponding credit to additional paid-in-capital.

As of December 31, 2005, prepaid expenses and additional paid-in-capital included $173,021 related to the issuance of a warrant to purchase 100,000 shares of the Company’s common stock to a customer in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server to the Company’s customers should the Company be unable to provide such services. The fair value of the warrant was calculated using the Black-Scholes valuation model.

On February 25, 2005, a prior consultant exercised an option for 12,886 shares, generating cash proceeds to the Company of $24,999. The cash proceeds are included in total funds raised through cash exercises of stock options in 2005 as described above. The option was granted in 2004 in lieu of cash compensation. Non-employee stock compensation expense of $3,526 related to the exercise was recognized during the six months ended June 30, 2005.

In January 2005 a sales consultant’s contract terminated, and as part of the termination agreement, the Company agreed to extend the period for exercising certain stock options from the standard 90 days allowed under the 2002 Stock Option Plan to one year. On May 1, 2005, the Company recognized non-employee stock compensation expense of $30,130 related to the extension.

Fiscal Year 2004

Funds raised through private offerings to accredited investors:

From November 12, 2004 through January 12, 2005, the Company sold to accredited investors, through a private offering, 2,123,000 F Units at a price of one dollar ($1.00) per F Unit, with each F Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share exercise price of two dollars ($2.00), exercisable until November 12, 2007. The gross proceeds from the offering were $2,123,000, of which $1,190,000 was received by December 31, 2004 and $933,000 was received in January 2005. Of the total proceeds received in 2004, $30,000 was shown as common stock subscribed At December 31, 2004. The shares were subsequently issued in January 2005. The Company paid cash commissions totaling $90,350 and issued 63,181 F Units to the placement agent in January 2005 in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

From January 1, 2004 through March 31, 2004, the Company sold to accredited investors, through a private offering, 5,703,159 D Units at a price of seventy-five cents ($0.75) per D Unit, with each D Unit consisting of (i) one (1) share of common stock of the Company, and (ii) a warrant to purchase up to one (1) share of common stock of the Company at a per share price of two dollars ($2.00), exercisable until March 31, 2006. The expiration date was subsequently extended to September 30, 2006. The gross proceeds from the offering were $4,277,378. In connection with this offering, the Company issued 33,666 D Units to finders and paid $269,100 in cash commissions. The Company issued an aggregate of 367,240 D Units to the placement agent in connection with the private offering of D Units that commenced in the first quarter of 2003 and closed at the end of the first quarter of 2004. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Funds raised through cash exercises of stock options:

During the fiscal year ended December 31, 2004, 354,019 shares of common stock of the Company were purchased through the exercise of stock options that resulted in cash proceeds to the Company of $388,752.

Other equity transactions:

For the fiscal year ended December 31, 2004, $2,575 in non-employee stock compensation expense was recognized related to the vesting of options held by continuing consultants.

A vendor was awarded 3,300 options on August 19, 2004 as partial compensation for selling the sole and exclusive rights to the domain name, www.ants.com., to the Company. The vendor exercised the options on the same date they were granted at an exercise price of $1.88, resulting in non-cash consideration of $6,204 in the third quarter of 2004, which was charged to marketing expense.

In August 2004, a former officer purchased 60,000 E Units. The E Units were issued in lieu of a $75,000 cash payment due on August 4, 2004 on a note payable to the former officer.

On or about July 14, 2004, the holders of two convertible promissory notes elected to convert such notes. Pursuant to the terms of the notes, the company issued each note holder 400,000 shares of common stock of the Company, and a warrant to purchase 400,000 shares of common stock of the Company at a per share exercise price of $2.00, exercisable until March 31, 2006. The conversion had a positive effect on shareholders’ equity, increasing it by a net amount of $522,777.

On July 7, 2004, the Company granted a stock option for 12,886 shares at an exercise price of $1.94 to a consultant who was retained to recruit and hire a new President for the Company. The Company recorded non-cash recruiting fee expense in the amount of $21,473, which was the intrinsic value of the option award. The option was subsequently exercised in the first quarter of fiscal 2005.

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

11. Stock-Based Compensation Expense

The Company has a stock-based compensation program (the ANTs software inc. 2000 Stock Option Plan or the “Plan”) which is intended to attract, retain and provide incentives for talented employees, officers, directors and consultants, and to align stockholder and employee interests. The Company considers stock-based compensation critical to its operation and productivity; essentially all of its employees and directors participate, as well as certain consultants. Under the Plan, the Company may grant incentive stock options and non-qualified stock options to employees, directors or consultants, at not less than the fair market value on the date of grant for incentive stock options, and 85% of fair market value for non-qualified options. Options are granted at the discretion of the Board of Directors.

Options granted under the Plan are generally vested within three years after the date of grant, and expire 10 years after issuance. Stock option vesting is generally time-based. Options granted to new hires vest 16.7% beginning six months after the employee’s date of hire, then at 2.78% each month thereafter such that the option is fully vested three years from date of hire. Options granted to existing employees generally start vesting monthly following their grant. These options vest evenly over 36 months, at which time they are fully vested. Following termination of employment or consulting status there is usually a grace period during which the vested portion of the option is exercisable. This period is typically three months, but may be shorter or longer depending on the terms of a given stock option agreement. Outside directors generally receive an option to purchase 50,000 shares of common stock for each 12 months of service, and an additional 10,000 shares for each 12 months of service as chairman of a Board committee, all vesting over the period of service. Directors generally serve for terms of three years. Options granted to directors may include a one-year lock-up provision following termination of their director status, during which period the option cannot be exercised.

On August 16, 2006, Mr. Boyd Pearce, the Company’s former CEO, resigned, and he and the Company entered into a separation agreement pursuant to which (i) a stock option granted to Mr. Pearce in April 2005, covering 750,000 shares of Company common stock was cancelled and replaced by a five-year warrant covering the same number of shares at the same exercise price; (ii) stock options granted in October 2004 covering a total of 750,000 shares of common stock were modified to have a five-year exercise period, and; (iii) restrictions were placed on Mr. Pearce’s ability to sell stock purchased under both the newly granted warrant and the modified options. The Company recorded no expense in its Statements of Operations related to the cancellation of the April 2005 option grant and the subsequent warrant grant since the exercise price of the warrant was greater than the market price of the Company’s common stock on the date of the warrant grant, and the fair value of the warrant, calculated using the Black-Scholes valuation model, was less than the fair value of the original option grant. The Company recorded compensation expense of $198,750 during the period ending September 30, 2006 related to the modification of the October 2004 option grants. No future expense is anticipated as both the warrant and options were fully vested at the date of modification.

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

On September 8, 2006, Mr. Girish Mundada, the Company’s former vice president of engineering, resigned and he and the Company entered into a separation agreement pursuant to which: (i) stock options covering an aggregate of 410,000 shares of Company common stock were modified to extend the standard post-termination exercise period from three months following termination through June 8, 2008; (ii) restrictions were placed on Mr. Mundada’s ability to sell stock purchased under the stock options, and; (iii) stock options covering an aggregate of 210,000 shares of Company common stock were cancelled. The Company recorded compensation expense of $66,000 during the period ending September 30, 2006 related to the modification of Mr. Mundada’s options. No future expense is anticipated as the options were fully vested at the date of modification.

The following table sets forth the total stock-based compensation expense for employees, outside directors and consultants for the fiscal year ended December 31, 2006, resulting from both the vesting of unvested options for certain grants issued prior to January 1, 2006, and from the vesting of options awarded during the fiscal year ended December 31, 2006.

Fiscal Year
Ended
December 31, 2006

Sales and marketing	$221,586
Research and development	507,600
General and administrative	603,060
Stock-based compensation before income taxes	1,332,246
Income tax benefit	-
Total stock-based compensation expense after income taxes	$1,332,246

The total stock-based compensation expense in the fiscal year ended December 31, 2006, of $1,332,246 increased the Company’s net loss for the fiscal year by the same amount, and increased basic and diluted net loss per share for the same period by $0.03 per share. Stock-based compensation expense had no impact on cash flows used in operations or cash flows from financing activities for the fiscal year ended December 31, 2006.

The total stock-based compensation expense, net of income taxes, for the fiscal year ended December 31, 2006 comprised $1,253,159 attributable to the vesting of employee and outside director (collectively referred to as “employee”) stock options, and $79,087 charged to research and development (“R&D”) and marketing professional fees attributable to vesting of options issued to non-employee R&D and marketing consultants. During the fiscal years ended December 31, 2005 and 2004, the Company recognized $51,922 and $59,750, respectively, related to the vesting of stock options granted to non-employee consultants.

Net cash proceeds from the exercise of stock options were $713,854 for the fiscal year ended December 31, 2006. No income tax benefit was realized from stock option exercises during the fiscal year, due to the Company’s net loss from operations for the period. In accordance with SFAS 123(R), The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123(R), The Company applied SFAS 123, “Accounting for Stock-Based Compensation”, amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost was recognized in our statements of operations for periods prior to the adoption of SFAS 123(R). As required by SFAS 148 prior to the adoption of SFAS 123(R), the Company disclosed reported net loss, which included stock-based compensation expense of $0, calculated in accordance with APB 25, and then pro forma net loss as if the fair-value-based compensation expense calculated in accordance with SFAS 123 had been recorded in the financial statements. The following table illustrates the effect on net loss after tax, and net loss per common share, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the fiscal years ended December 31, 2005 and 2004.

	Fiscal Years ended December 31,
	2005	2004
Net loss as reported	$(8,704,497)	$(5,060,061)
Less: total stock-based compensation expense for employees
determined under the SFAS 123 fair-value method, net	(7,215,475)	(1,118,888)
Net loss, pro forma	$(15,919,972)	$(6,178,949)
Basic and diluted net loss per share:
As reported	$(0.22)	$(0.16)
Pro forma	$(0.40)	$(0.19)

The fair value of employee and non-employee stock-based awards was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the fiscal years ended December 31, 2006, 2005 and 2004.

		Fiscal Years ended
		December 31,
	2006	2005	2004

Employee Stock Options:
Expected Life in Years	3.00 - 6.00	5.00	5.00
Volatility	79% - 96%	116.40%	116.22%
Interest Rate	4.57% - 5.00%	4.02%	3.37%
Yield Rate	0.00%	0.00%	0.00%

Non-Employee Stock Options:
Expected Life in Years	4.00	5.00	5.00
Volatility	81% - 91%	116.40%	116.22%
Interest Rate	4.55% - 5.00%	4.02%	3.37%
Yield Rate	0.00%	0.00%	0.00%

The computation of expected volatility for the fiscal year ended December 31, 2006 is based on a combination of historical and market-based implied volatility. The computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Prior to the adoption of SFAS 123(R), on December 29, 2005, the Company’s Board of Directors approved the acceleration of vesting for all unvested employee stock options granted under the ANTs software inc. 2000 Stock Option Plan (the “Plan”), as amended, excluding those stock options held by non-employee directors whose options had an exercise price less than $2.10, and certain employees who did not consent to such acceleration. The closing sale price of ANTs’ common stock on December 29, 2005 was $2.10. This was the price used to determine which options were “in” or “out of the money”. The Company accelerated a total of 2,621,004 options, of which 687,866 were in the money, and 1,933,138 were out of the money. The vesting of the stock options was accelerated to December 29, 2005 so that the Company would not incur approximately $4.6 million in compensation expense in the 2006-2008 fiscal years that otherwise would have been recorded under SFAS 123(R).

Stock option activity (including both employee and non-employee grants) for the fiscal year ended December 31, 2006 was as follows:

			Weighted
	Shares		Average	Aggregate
	Available	Outstanding	Exercise	Intrinsic
	For Grant	Stock Options	Price	Value

Total at January 1, 2006	1,818,940	8,060,801	$2.17	N/A
Granted	(3,350,000)	3,350,000	$2.25	N/A
Exercised through cash consideration	-	(477,902)	$1.49	$444,449
Retired or forfeited	2,841,330	(2,841,330)	$2.45	N/A
Total at December 31, 2006	1,310,270	8,091,569	$2.14	$2,265,639
Exercisable at December 31, 2006		5,883,079	$2.10	$1,882,585

The aggregate intrinsic value of total stock options outstanding and exercisable, and of total stock options exercised during the fiscal year ended December 31, 2006 in the table above, represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. Aggregate intrinsic value changes as the fair market value of the Company’s stock changes. The closing market price of the stock on December 31, 2006 was $2.42.

Stock options outstanding and exercisable at December 31, 2006 are summarized in the table below (see Note 12 to these financial statements for similar disclosures for fiscal 2005 and 2004).

	Total Options Outstanding as of December 31, 2006
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life
Range of exercise prices:
$0.52 - $0.99	427,500	$0.70	6.49
$1.00 - $1.99	2,005,161	$1.59	5.56
$2.00 - $2.99	4,933,467	$2.36	7.74
$3.00 - $3.99	725,441	$3.05	6.43
Total stock options outstanding
at December 31, 2006	8,091,569	$2.14	7.01

	Options Exercisable at December 31, 2006
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life
Range of exercise prices:
$0.52 - $0.99	427,500	$0.70	6.49
$1.00 - $1.99	1,937,680	$1.58	5.56
$2.00 - $2.99	2,792,458	$2.44	7.12
$3.00 - $3.99	725,441	$3.05	6.43
Total stock options exercisable
at December 31, 2006	5,883,079	$2.10	6.48

As of December 31, 2006, the Company had a total of 1,310,270 shares of common stock in the stock option reserve available for future grant awards.

As of December 31, 2006, there was approximately $3.1 million of total unrecognized compensation cost, adjusted for forfeitures, related to non-vested stock-based payments granted to Company employees and contractors, which is expected to be recognized over a weighted-average period of approximately 2.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

12. Stock Options and Warrants

     As of December 31, 2006, the Company had outstanding options to purchase up to 8,091,569 shares of common stock, and warrants to purchase up to 8,262,911 shares of common stock. These securities give the holder the right to purchase shares of the Company’s common stock in accordance with the terms of the instrument.

	Stock
	Options	Warrants	Total
Balance, December 31, 2005	8,060,801	13,121,580	21,182,381
Granted	3,350,000	2,062,756	5,412,756
Exercised	(477,902)	(302,500)	(780,402)
Expired/forfeited/cancelled	(2,841,330)	(6,618,925)	(9,460,255)
Balance, December 31, 2006	8,091,569	8,262,911	16,354,480

As of December 31, 2006, 1,310,270 options were available in the option reserve for future grants.

The following table summarizes stock option plan activity for the years ended December 31, 2006, 2005 and 2004:

		Outstanding Options
			Weighted
	Shares Available	Number of	Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2003	1,521,488	3,841,162	$2.26
Granted	(2,202,936)	2,202,936	1.44
Exercised through cash consideration	-	(354,019)	1.11
Exercised through non-cash consideration	-	(3,300)	1.88
Expired/forfeited/cancelled	717,331	(717,331)	1.47
Balance at December 31, 2004	35,883	4,969,448	1.93

Additional shares reserved	5,000,000	-	-
Granted	(3,671,500)	3,671,500	2.48
Exercised through cash consideration	-	(103,704)	1.21
Exercised through non-cash consideration	-	(21,886)	2.09
Expired/forfeited/cancelled	454,557	(454,557)	2.25
Balance at December 31, 2005	1,818,940	8,060,801	2.17

Granted	(3,350,000)	3,350,000	2.25
Exercised through cash consideration	-	(477,902)	1.49
Expired/forfeited/cancelled	2,841,330	(2,841,330)	2.45
Balance at December 31, 2006	1,310,270	8,091,569	$2.14

The weighted-average grant-date fair value of stock options granted during 2006, 2005 and 2004 was $1.44, $2.05 and $1.19, respectively.

The options vested as of December 31, 2006, 2005 and 2004 were 5,883,079, 7,328,472 and 3,413,868 with a weighted average exercise price of $2.10, $2.17 and $2.11, respectively.

The warrants outstanding as of December 31, 2006 are summarized in the table below:

		Exercise
		Prices	Year of
	Warrants	per Share	Expiration
Warrants purchased in private
placements:
	1,558,181	$2.00	2007
	3,782,230	$3.25	2008
	1,000,000	$3.25	2009
Subtotal	6,340,411
Warrants issued to customer and
vendor for future services:
	100,000	$3.50	2008
	50,000	$1.99	2009
Subtotal	150,000
Warrants issued to outside directors
and former employee:
	50,000	$6.38	2010
	925,000	$2.31 - $2.75	2011
	327,500	$2.35 - $2.60	2015
	470,000	$2.85	2016
Subtotal	1,772,500

Total warrants outstanding at
December 31, 2006	8,262,911

Of the total warrants outstanding at December 31, 2006, 7,916,763 were fully vested and exercisable, and 346,148 were not yet vested or exercisable. The unvested warrants, held by the outside directors, vest fully on dates ranging from January 4, 2007 through May 8, 2008, each at a price of $2.85

13. Concentration of Credit Risk

The Company maintains cash balances at two financial institutions in excess of the federally insured limit of $100,000 per institution. At December 31, 2006, the Company’s uninsured cash balances totaled $4,678,910. At December 31, 2006 the accounts receivable balance was $68,145 and one customer accounted for 44% or $30,000 of the outstanding accounts receivable balance. The collection of this amount is contingent upon the installation of the ANTs Data Server product and customer acceptance. It is the Company’s opinion the customer will provide acceptance of the product in 2007 and the $30,000 will be collected. The remaining $38,145 of outstanding accounts receivable has been collected as of March 1, 2007.

14. Employee Benefit Plans

The Company has a 401(k) Income Deferral Plan (the Plan) immediately open to all employees regardless of age or tenure with the Company. The Company may make a discretionary contribution to the Plan each year, allocable to all Plan participants. However, the Company elected to make no contributions for the years ended December 31, 2006, 2005 and 2004. Administrative fees for the plan totaled approximately $3,600, $3,200 and $2,900 for the years ended December 31, 2006 2005 and 2004, respectively.

15. Subsequent Events

In January 2007, the Company sold 180 J Units (the Units and their terms and conditions are described more fully in Note 8 to these financial statements) to accredited investors for an aggregate investment of $9,000,000. Pursuant to the sales, the Company will issue investors (i) 2,571,300 shares of common stock of the Company, and (ii) Notes with an initial face value of $4,500,000. The Company paid $900,000 in cash commissions and will issue 163,620 shares of common stock of the Company to a placement agent for services related to the January 2007 J Unit sales. The net proceeds will be used to fund operations. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

In March 2007, the Company sold 14 J Units (the Units and their terms and conditions are described more fully in Note 8 to these financial statements) to accredited investors for an aggregate investment of $700,000. Pursuant to the sales, the Company will issue investors (i) 199,990 shares of common stock of the Company, and (ii) Notes with an initial face value of $350,000. The Company will pay $70,000 in cash commissions and will issue 12,726 shares of common stock of the Company to a placement agent for services related to the March 2007 J Unit sales. The net proceeds will be used to fund operations. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of the 15th day of March 2007 by the undersigned, thereunto duly authorized.

ANTs software inc.

By /s/ Joseph Kozak
Joseph Kozak, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ Joseph Kozak
Joseph Kozak,
Chief Executive Officer and President

Date March 15 , 2007

By /s/ Kenneth Ruotolo
Kenneth Ruotolo, Secretary and
Chief Financial Officer

Date March 15, 2007

DIRECTORS

By /s/ Francis K. Ruotolo
Francis K. Ruotolo, Chairman of the Board
Of Directors

Date March 15, 2007

By /s/ Joseph Kozak
Joseph Kozak, Director

Date March 15, 2007

By /s/ John R. Gaulding
John R. Gaulding, Director

Date March 15, 2007

By /s/ Thomas Holt
Thomas Holt, Director

Date March 15, 2007

By /s/ Robert H. Kite
Robert H. Kite, Director

Date March 15, 2007

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company’s 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of the Company, as listed in Exhibit 3.2 to the Company’s 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
3.3	2000 Stock Option Plan of the Company, amended April 5, 2005, as listed in Exhibit 10.1 to the Company’s 8-K filed on April 12, 2005, is hereby incorporated by reference.
10.1	Separation Agreement dated January 8, 2001, between the Company and Francis K. Ruotolo, as listed in Exhibit 10.4 to the Company’s 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
10.2	Agreement to Terminate Separation Agreement, between the Company and Francis K. Ruotolo, as listed in Exhibit 10.1 to the Company’s 8-K filed on January 1, 2005, is hereby incorporated by reference.
10.3	Form of Indemnification Agreement signed with officers and directors of the Company, as listed in Exhibit 10.5 to the Company’s 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
10.4
Termination of Contingent Bonus Agreements, signed with officers and directors of the Company, as listed in Exhibits 10.9 through 10.14 to the Company’s 8-K filed on April 29, 2005, are hereby incorporated by reference.

10.5	Standard Multi-Tenant Office Lease, as listed in Exhibit 10.6 to the Company’s 10-QSB filed on November 14, 2005, is hereby incorporated by reference.
14.	Code of Ethics, as listed in Exhibit 14 to the Company’s 10-KSB filed on March 30, 2004, is hereby incorporated by reference.
20.	Transcript of disclosures made during a teleconference for shareholders held October 18, 2005, as listed in the Company’s 8-K filed on October 19, 2005, is hereby incorporated by reference.
23.1	Letter of Consent from Independent Registered Accountants, Burr, Pilger & Mayer, LLP.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period from October 1, 2006 through December 31, 2006: 1) On October 18, 2006, the Company disclosed that it had approved an amendment and restatement of its Code of Ethics; 2) On November 8, 2006, pursuant to Regulation FD, the Company disclosed certain information it had presented at a financial conference; 3) On December 20, 2006, the Company disclosed that it had entered into agreements with accredited investors, whereby the Company would receive a total of $11 million in debt and equity financing during the last quarter of 2006 and the first quarter of 2007.