Form 10-Q
period 2007-03-31
ANTS SOFTWARE INC
filed 2007-05-10
CIK 796655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [X ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

56,391,185 shares of common stock as of April 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ANTS SOFTWARE INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2007	2006
	Unaudited	Audited
Current assets:
Cash and cash equivalents	$11,197,763	$4,698,949
Accounts receivable, net of allowance for doubtful accounts of $0 and $0
in 2007 and 2006, respectively	178,091	68,145
Prepaid insurance and other expenses	106,123	118,654
Total current assets	11,481,977	4,885,748
Restricted cash	190,958	190,958
Prepaid expense from warrant issued to customer, net	100,929	115,347
Prepaid debt issuance cost, net	808,389	33,645
Property and equipment, net	766,780	736,053
Other assets	34,420	34,420
Total assets	$13,383,453	$5,996,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$683,001	$626,011
Accrued bonuses and commissions payable	58,501	179,127
Accrued vacation payable	189,149	175,237
Deferred revenues	102,257	56,819
Total current liabilities	1,032,908	1,037,194
Long-term liabilities:
Accrued rent	3,772	15,087
Convertible promissory notes, includes debt premium of $743,234 and $120,880,
net in 2007 and 2006, respectively	7,243,234	1,120,880
Total liabilities	8,279,914	2,173,161

Commitment and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
no shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
56,391,185 and 53,188,485 shares issued and outstanding, respectively	5,640	5,319
Common stock subscribed, not issued	21	1
Additional paid-in capital	67,420,233	62,469,426
Accumulated deficit	(62,322,355)	(58,651,736)
Total stockholders’ equity	5,103,539	3,823,010
Total liabilities and stockholders' equity	$13,383,453	$5,996,171

ANTS SOFTWARE INC.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,

	2007	2006
Revenues:
Licenses and royalties	$50,625	$42,000
Maintenance	18,502	26,389
Total revenues	69,127	68,389

Cost of revenues:
Licenses	2,712	-
Gross profit	66,415	68,389

Operating expenses:
Sales and marketing	1,099,671	1,072,024
Research and development	1,875,163	1,230,255
General and administrative	808,298	526,331
Total operating expenses	3,783,132	2,828,610
Loss from operations	(3,716,717)	(2,760,221)

Other income (expense):
Interest income	85,886	9,712
Gain on legal settlement and other, net	1,500	1,000
Interest expense	(41,288)	(1,470)
Other income, net	46,098	9,242
Net loss	$(3,670,619)	$(2,750,979)

Basic and diluted net loss per common share	$(0.07)	$(0.06)
Shares used in computing basic and diluted
net loss per share	55,995,934	45,180,279

See Accompanying Notes to Financial Statements

ANTS SOFTWARE INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,

	2007	2006
Cash flows from operating activities:
Net loss	$(3,670,619)	$(2,750,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	106,808	71,979
Amortization of accrued rent, net of cash payments	(2,555)	1,825
Amortization of warrant issued to customer	14,418	14,418
Accretion of premium on note payable	(63,386)	-
Amortization of debt issuance cost	60,871	-
Bad debt expense, net of write-offs of uncollectible accounts	-	33,738
Compensation expense on restricted stock issued to a non-employee for services	-	11,000
Compensation expense recognized on vesting of non- employee stock options	14,076	3,851
Compensation expense recognized on vesting of employee stock options	292,186	88,188

Changes in operating assets and liabilities:
Accounts receivable	(109,946)	(86,400)
Prepaid insurance, other expenses	12,531	(57,949)
Accounts payable and other accrued expenses	82,642	(333,796)
Accrued bonuses and commissions payable	(120,626)	(183,750)
Accrued vacation	13,912	22,667
Deferred revenue	45,438	25,511
Net cash used in operating activities	(3,324,250)	(3,139,697)

Cash flows used in investing activities:
Purchases of office furniture, fixtures and equipment and security deposits	(137,536)	(124,273)
Net cash used in investing activities	(137,536)	(124,273)

Cash flows from financing activities:
Proceeds from private placements - equity, net of commissions	5,018,574	184,000
Proceeds from private placement - convertible promissory notes, net of commissions	4,881,426	-
Proceeds from exercise of options	60,600	111,005
Proceeds from exercise of warrants, net of commissions	-	70,873
Net cash provided by financing activities	9,960,600	365,878

Net increase (decrease) in cash and cash equivalents	6,498,814	(2,898,092)
Cash and cash equivalents at beginning of period	4,698,949	6,381,932
Cash and cash equivalents at end of period	$11,197,763	$3,483,840

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$104,674	$-

Non-cash investing and financing activities:
Common stock issued for subscribed shares	-	243,608
Allocation of stockholders' equity to premium on convertible note	685,740	-
Allocation of a portion of placement agent commissions to debt issuance costs	217,042	-
Extension on stock options	34,410

See Accompanying Notes to Financial Statements

ANTS SOFTWARE INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with the requirements for Form 10-Q. The December 31, 2006 balance sheet was derived from audited financial statements filed with our 10-K as of December 31, 2006 and therefore may not include all disclosures required by accounting principles generally accepted in the United States of America. Reference should be made to our Form 10-K for the twelve months ended December 31, 2006, for additional disclosures, including a summary of our accounting policies.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

There have been no significant changes in our significant accounting policies during the three months ended March 31, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Effective January 1, 2007, we implemented the reporting requirements of Financial Accounting Standards Interpretation, FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected in the future.

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

Management has evaluated our current financial position and anticipates that cash on hand will be sufficient to fund operations and investments in capital equipment through fiscal year 2007 at current levels of revenue and expenditures.

2.	Summary of Significant Accounting Policies

Revenue Recognition

We recognize license and royalty revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2,“Software Revenue Recognition”, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue consists primarily of revenue earned under agreements for software licenses, maintenance and support (otherwise known as post-contract customer support or “PCS”) and professional services. Maintenance and support revenue is deferred and recognized over the related contract period, generally twelve months, beginning with customer acceptance of the product.

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

Research and Development Expenses

We account for research and development (“R&D”) costs in accordance with Statement of Financial Accounting Standards No. 86,“Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.

Our research and development expenses consist primarily of personnel-related expenses, lab supplies and operational costs, and depreciation on equipment. To date, we have expensed all of our R&D costs in the periods in which they were incurred, as our process for developing our products has been essentially completed concurrent with the establishment of technological feasibility.

Stock-Based Compensation Expense

We have a stock-based employee and director compensation plan (the ANTs software inc. 2000 Stock Option Plan or the “Plan”). Since January 1, 2006, we have been using the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement” or “SFAS 123(R)”), to account for stock-based award compensation expense. Our stock-based compensation expense for the three-month periods ended March 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two over arching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. We apply the principles of SAB 107 in conjunction with SFAS 123(R).

Income Taxes

The carrying value of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in certain tax jurisdictions. Until such time as we establish a taxable income in such jurisdictions, the total amount of the deferred tax assets shall be offset with a valuation allowance.

Our judgment, assumptions and estimates used for the current tax provision take into account the potential impact of the interpretation of FIN No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109,” issued by the Financial Accounting Standards Board, and its interpretation of current tax laws and possible future audits conducted by the U.S. tax authorities. FIN 48 required that we examine the effects of our tax position, based on the use of our judgments, assumptions, and estimates when it is more likely than not, based on technical merits, that our tax position will be sustained if an examination is performed.

We adopted the provisions of FIN 48 on January 1, 2007.

Recent Accounting Pronouncements

With the exception of the Financial Accounting Standards Board Statement discussed below, there have been no significant changes in recent accounting pronouncements during the three months ended March 31, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for companies beginning in the first quarter of 2008, although earlier adoption is permitted. We are currently evaluating the impact SFAS 159 will have on our financial statements.

Reclassifications

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

The following table presents the calculation of basic and diluted net loss per share:

	For the Three Months
	Ended March 31,
	2007	2006

Net Loss	$(3,670,619)	$(2,750,979)
Weighted average shares of common stock
outstanding - basic and dilutive	55,995,034	45,180,276

Basic and diluted net loss per share	$(0.07)	$(0.06)

As of March 31, 2007, we had $6.5 million in promissory notes outstanding, which are convertible into 3,250,000 shares of common stock at a price of $2.00 per share and if all notes are converted, we will issue 183,980 shares of common stock to a placement agent in consideration for services, at a price of $2.20 per share. As of March 31, 2006, we had no convertible promissory notes. As of March 31, 2007 and 2006, we had outstanding stock options for the purchase of up to 8,151,569 and 8,173,062 shares of common stock at prices ranging from $0.52 to $6.38 and $0.52 to $6.38, respectively. As of March 31, 2007 and 2006, we had outstanding warrants for the purchase of up to 8,262,911 and 13,288,504 shares of common stock at prices ranging from $1.99 to $6.38 and $1.99 to $7.25, respectively. At March 31, 2007 and 2006, shares of common stock that were anti-dilutive and therefore not included in the computation of diluted net loss per share totaled 19,848,460 at prices ranging from $0.52 to $6.38 per share, and 21,461,566 at prices ranging from $0.52 to $7.25 per share, respectively.

4.	Prepaid Expense from Warrant Issued to Customer

Prepaid expense from warrant issued to customer, net, consists of the original charge of $173,021 related to the issuance of a warrant to a customer in 2005 to purchase 100,000 shares of our Common Stock, in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server to our customers should we be unable to provide such services. The fair value of the warrant was calculated using the Black-Scholes valuation model. The warrant has an exercise price of $3.50 per share and may be exercised until July 2008. The prepaid expense is being amortized into the statements of operations on a straight-line basis, over 36 months, commencing January 2006. Amortized expense for the three months ended March 31, 2007 and 2006 was $14,418 and $14,418, respectively, leaving a net balance in the prepaid asset account of $100,929 on March 31, 2007.

The prepaid expense is being evaluated periodically for signs of impairment, and will be written down to its impaired value as necessary, in accordance with the guidance in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

5.	Prepaid Debt Issuance Costs

As of March 31, 2007, prepaid debt issuance costs are $808,389. The Debt issuance costs are being amortized into the statement of operations ratably over the life of the associated debt, 24 months. Amortization of these costs commenced on January 1, 2007 and totaled $60,871 for the quarter ended March 31, 2007. The prepaid debt issuance costs are discussed in greater detail in Note 8 to these financial statements.

6.	Deferred Revenues

Deferred revenue is comprised of license fees and annual maintenance and support fees. License fees are recognized upon customer acceptance of the product. Annual maintenance and support fees are being amortized ratably into revenue on the statements of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product. The amount of deferred revenue on the balance sheet at March 31, 2007 is $102,257, which is comprised of $26,087 in license fees and $76,170 in maintenance and support fees. During the quarter ended March 31, 2007, we recognized $18,502 in deferred revenue in the statement of operations.

7.	Income Taxes

Effective January 1, 2007, we have adopted Financial Accounting Standards Interpretation, FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step One, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step Two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.

We have elected to record interest charges recognized in accordance with FIN 48 in the financial statements as income taxes. Penalties recognized in accordance with this standard will also be classified in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of FAS 154, “Accounting Changes and Error Corrections.”

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our Provision for (benefit from) Income Taxes did not change. As of March 31, 2007, we had no amount accrued for payment of interest and penalties related to unrecognized tax benefits (and no amounts as of the adoption date of FIN 48). For the three months ended March 31, 2007, we recognized no amounts of interest and penalties related to unrecognized tax benefits in our provision for income taxes.

The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. At December 31, 2006 we recorded a valuation allowance for the total deferred tax assets as a result of uncertainties regarding the realization of the asset based upon the lack of profitability and the uncertainty of future profitability. This valuation allowance offsets any changes to the liability. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48. Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and March 31, 2007 was $685,000 and $685,000, respectively. Also, we had no amounts of unrecognized tax benefits that, if recognized, would affect our effective tax rate for January 1, 2007 and March 31, 2007.

Our only major tax jurisdiction is the United States. The tax years 1993 through 2006 remain open and subject to examination by the appropriate governmental agencies in the U.S.

As a result of the implementation of FIN 48, we have not recognized an increase in the liability for unrecognized tax benefits.

8.	Convertible Promissory Notes

In December 2006 our Board of Directors approved the terms of a private offering to raise additional working capital. The private offering consists of units (the “J Units”) sold at a per unit price of $50,000 with each J Unit comprised of (i) 14,285 shares of our common stock (issued at a per share price of $1.75) and (ii) a convertible promissory note (the “Note”) with an initial face value of $25,000. In January 2007, we entered into agreements with accredited investors to purchase 180 J Units, raising $9,000,000. Pursuant to the sale, we issued 2,571,300 shares of common stock and issued Notes with an initial face value of $4,500,000. In March 2007 we entered into agreements with accredited investors to purchase 40 J Units, raising $2,000,000. Pursuant to the sale, we issued 571,400 shares of common stock and issued Notes with an initial face value of $1,000,000. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Notes mature 24 months from the issuance date, and are convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00. The Notes are prepayable without penalty upon 30 days notice. The Notes are convertible at our election, in the event the closing price of our common stock equals or exceeds $4.00 per share, and if converted at our election, we have agreed to register the shares of stock issuable upon conversion. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

In accordance with generally accepted accounting principles (“GAAP”), we applied the guidance in Accounting Principles Board (“APB”) No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and Emerging Issues Task Force (“EITF”) 00-27, “Application of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Feature or Contingent with Adjustable Conversion Ratios, to Certain Convertible Instruments” to allocate the proceeds between the common stock and the Notes based on their relative fair values. The allocation resulted in a premium of $533,700 and $152,040 respectively, for the January and March Notes. The premium is included in total notes payable on the balance sheet at March 31, 2007. The premium is being accreted as a reduction to interest expense ratably over the remaining life of the notes. For the quarter ended March 31, 2007 the amount accreted was $63,386.

As of March 31, 2007, we paid $1,100,000 in cash commissions and will issue 199,980 shares of common stock to a placement agent for services related to sales of the January and March J Units. The shares are contractually valued at $1.93 per share or $385,961. The total commission value of $1,485,961 was allocated between debt issuance costs and additional paid-in capital as a cost of raising the funds, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable, and stockholders’ equity. This resulted in an increase to debt issuance costs by $835,616, which is included in prepaid expense on the balance sheet at March 31, 2007. The remaining $650,345 was allocated to additional paid-in capital. The shares due to the placement agent for all J Unit sales beginning in December 2006, total 210,360 and are shown on the balance sheet in common stock subscribed at their par value of $21 and will be issued in the second quarter of 2007.

9.	Commitments and Contingencies

Lease Commitments

As of March 31, 2007, we leased office facilities under a non-cancelable operating lease. Future minimum lease payments required under the non-cancelable leases are as follows:

Payments Due by Period	Operating Leases
Less than 1 Year	$242,360
More than 1 less than 2 Years	20,440
Total minimum lease payments	$262,800

On April 27, 2005, we entered into a lease with Bayside Plaza, a partnership, for approximately 15,000 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the “Premises”). We moved our principal offices to these Premises on May 2, 2005. The Premises are used for the purposes of general office use and for software development. The lease has an initial term of three years, subject to our right to extend the term of the lease for a total of six additional years. The base rent under this lease is $16,060 per month for the first year, $17,520 per month for the second year and $20,440 per month for the third year. We received abated rent for the period from May 1, 2005 to July 30, 2005. In the event the lease is not extended, our total obligations related to the lease amounts to $600,060.

    We are recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases.” The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This results in monthly rental expense of $16,668. During the quarters ended March 31, 2007 and 2006 we recognized a total of $50,004 and $50,004 respectively, in rental expense for this lease.

Contingencies

As part of a customer License Agreement (“Agreement”) dated August 1, 2005 we have agreed to issue a warrant to purchase 50,000 shares of our restricted stock to the customer thirty (30) days after the Software Acceptance Date, subject to approval from our board of directors, compliance with applicable securities laws and regulations and Licensee representing that it is an accredited investor. The warrant has an exercise price of $3.50 per share and is exercisable for a period of three years from the Effective Date of the warrant. If the warrant is not granted within thirty days after the Software Acceptance Date without fault of Licensee, then Licensee will have the right to terminate the Agreement on notice to us, and we will immediately refund to Licensee all monies paid to us under this Agreement. It is our opinion this customer does not intend to accept our product, that no warrant will be issued and therefore there is no contingency associated with the warrant. We intend to cancel the warrant during the 2nd quarter of 2007.

10.  Stockholders’ Equity Transactions

A comprehensive summary of transactions occurring in stockholders’ equity for the three-month periods ending March 31, 2007 and 2006 is presented in the table below.

	Changes in Stockholders' Equity
	For the Three Months Ended March 31,

	2007	2006

Total stockholders' equity, beginning of period	$3,823,010	$6,412,586
Cash transactions:
Proceeds from private placements:
Sales of "H" units at $1.60 per unit	-	204,000
Cash commissions on sales of "H" units	-	(20,000)
Sales of "J" units at $25,000 per unit (equity portion of units)	5,500,000	-
Total cash commissions on sales of "J" units (equity)	(481,426)	-
Net proceeds from private placements	5,018,574	184,000

Proceeds from warrant exercises:
Warrants with exercise price of $2.00 per share discounted to
$1.50 and $1.40 per share in 2006 and 2005, respectively	-	109,998
Cash commissions on exercise of warrants	-	(39,125)
Net proceeds from warrant exercises	-	70,873

Proceeds from cash exercise of stock options	60,600	111,005
Total cash transactions	$5,079,174	$365,878

Non-cash transactions:
Premium on note payable	(685,740)	-
Common stock issued to placement agent on sales of "J" units, net	217,042	-

Employee compensation expense - vesting of stock options	292,186	88,188

Non-employee compensation expense:
Restricted stock/stock options issued to vendors	-	11,000
Vesting of stock options/warrants issued to consultants	14,076	3,851
Extension of stock option grant	34,410	-
Total non-employee compensation expense	48,486	14,851
Total non-cash transactions	(128,026)	103,039

Net loss for fiscal period	(3,670,619)	(2,750,979)
Total stockholders' equity, end of period	$5,103,539	$4,130,524

Transactions for the three months ended March 31, 2007:

For the three months ended March 31, 2007, we entered into agreements with accredited investors to purchase 220 J Units, raising $11,000,000. Pursuant to the sale, we issued 3,142,700 shares of our common stock at a share price of $1.75 totaling $5,500,000 and issued Notes with an initial face value of $5,500,000. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Notes mature 24 months from the issuance date, and are convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00. The Notes are prepayable without penalty upon 30 days notice. The Notes are convertible at our election, in the event the closing price of our common stock equals or exceeds $4.00 per share, and if converted at our election, we have agreed to register the shares of stock issuable upon conversion. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

For the three months ended March 31, 2007, we paid $1,100,000 in cash commissions and will issue 199,980 shares of our common stock to a placement agent for services related to the sale of J Units in January and March 2007. The shares are contractually valued at $1.93 per share or $385,961. The total commission value of $1,485,961 was allocated between debt issuance costs and additional paid-in capital as a cost of raising the equity portion of the offering, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable, and stockholders’ equity. This resulted in an increase in debt issuance costs of $835,616, which are included in prepaid expense on the balance sheet at March 31, 2007. The remaining $650,345 was allocated to additional paid-in capital.

For the three months ended March 31, 2007, a total of 60,000 shares of common stock were purchased through the exercise of stock options with an original exercise price of $1.01, resulting in gross proceeds of $60,600.

For the three months ended March 31, 2007 we recognized $292,186 in compensation expense related to the vesting of employee stock options and $14,076 in professional fees related to the vesting of non-employee stock options.

Transactions for the three months ended March 31, 2006:

During the three months ended March 31, 2006, we sold to accredited investors, through a private offering, 127,500 H Units at a price of one dollar and sixty cents ($1.60) per H Unit, with each H Unit consisting of (i) one (1) share of our common stock and (ii) a warrant to purchase up to one (1) share of our common stock at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008. We received $204,000 in gross proceeds from the offering. No commissions were incurred for these sales. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the three months ended March 31, 2006, one investor exercised a warrant to purchase 73,332 shares with an original exercise price of $2.00 at a discounted price of $1.50, resulting in gross proceeds of $109,998. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the three months ended March 31, 2006, we paid cash commissions totaling $20,000 in connection with the H Unit offering that occurred during the fourth quarter of 2005, and we paid $39,125 in cash commissions in connection with the warrant exercises that occurred during the fourth quarter of 2005.

During the three months ended March 31, 2006, a total of 93,902 shares of our common stock were purchased through the exercise of stock options, resulting in cash proceeds of $111,005.

For the three months ended March 31, 2006 we recognized $88,188 in compensation expense related to the vesting of employee stock options and $3,851 in professional fees related to the vesting of non-employee stock options.

11. Stock-Based Compensation Expense

We have a stock-based compensation program (the ANTs software inc. 2000 Stock Option Plan or the “Plan”) which is intended to attract, retain and provide incentives for talented employees, officers, directors and consultants, and to align stockholder and employee interests. We consider stock-based compensation critical to our operation and productivity; essentially all of our employees and directors participate, as well as certain consultants. Under the Plan, we may grant incentive stock options and non-qualified stock options to employees, directors or consultants, at not less than the fair market value on the date of grant for incentive stock options, and 85% of fair market value for non-qualified options. Options are granted at the discretion of the Board of Directors.

Options granted under the Plan generally vest within three years after the date of grant, and expire 10 years after issuance. Stock option vesting is generally time-based. Options granted to new hires vest 16.7% beginning six months after the employee’s date of hire, then at 2.78% each month thereafter such that the option is fully vested three years from date of hire. Options granted to existing employees generally start vesting monthly following their grant. These options vest evenly over 36 months, at which time they are fully vested. Following termination of employment or consulting status there is usually a grace period during which the vested portion of the option is exercisable. This period is typically three months, but may be shorter or longer depending on the terms of a given stock option agreement. Outside directors generally receive an option to purchase 50,000 shares of common stock for each 12 months of service, and an additional 10,000 shares for each 12 months of service as chairman of a Board committee, all vesting over the period of service. Directors generally serve for terms of three years. Options granted to directors may include a one-year lock-up provision following termination of their director status, during which period the option cannot be exercised.

The following table sets forth the total stock-based compensation expense for employees, outside directors and consultants for the three-month periods ending March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006

Sales and marketing ("S&M")	$80,953	$24,439
Research and development ("R&D")	127,454	59,803
General and administrative ("G&A")	97,855	7,797
Stock-based compensation before income taxes	306,262	92,039
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$306,262	$92,039

Stock-based compensation expense charged to:
Employee compensation expense (includes
outside directors)	$292,186	$88,188
Professional fees - S&M consultants	12,598	3,851
Professional fees - R&D consultants	1,478	-
Stock-based compensation before income taxes	306,262	92,039
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$306,262	$92,039

Total stock-based compensation expense for the three months ending March 31, 2007 and 2006 of $306,262 and $92,039, respectively, increased our net loss for those periods by the same amount, and increased reported basic and diluted net loss per share by $.01 for the period ended March 31, 2007. Basic and diluted net loss per share did not change for the period ended March 31, 2006. Stock-based compensation expense had no impact on cash flows used in operations or cash flows from financing activities for the three months ended March 31, 2007 and 2006.

Net cash proceeds from the exercise of stock options were $60,600 and $111,005 for the three months ended March 31, 2007 and 2006, respectively. No income tax benefit was realized from stock option exercises during these periods, due to our net loss from operations for both periods. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The fair value of employee and non-employee stock-based awards, and the stock-based compensation expense for the three months ending March 31, 2007 and 2006, was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended
	March 31,
	2007	2006

Employees:
Expected life in years	3.00	3.00
Volatility	67% - 156%	91% - 156%
Interest Rate	4.68% - 4.32%	4.57% - 4.32%
Yield Rate	0.00%	0.00%

Non-Employees:
Expected life in years	4.00	4.00
Volatility	91% - 92%	91% - 92%
Interest Rate	4.55% - 4.65%	4.55% - 4.65%
Yield Rate	0.00%	0.00%

The computation of expected volatility for the three months ending March 31, 2007 and 2006 is based on a combination of historical and market-based implied volatility. The computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity (including both employee and non-employee grants) for the three months ended March 31, 2007 was as follows:

			Weighted
	Shares		Average	Aggregate
	Available	Outstanding	Exercise	Intrinsic
	For Grant	Stock Options	Price	Value

Outstanding at January 1, 2007	1,310,270	8,091,569	$2.14	N/A
Granted	(120,000)	120,000	$2.06	N/A
Exercised through cash consideration	-	(60,000)	$1.01	$59,400
Retired or forfeited	-	-		N/A
Outstanding at March 31, 2007	1,190,270	8,151,569	$2.15	$(1,222,735)
Exercisable at March 31, 2007		6,075,769	$2.12	$(729,092)

The aggregate intrinsic value of total stock options outstanding and exercisable, and of total stock options exercised during the three months ended March 31, 2007 in the table above represent the total pretax intrinsic value (i.e., the difference between our closing stock price on March 31, 2006 and the weighted average exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. Aggregate intrinsic value changes as the fair market value of our stock changes. The closing market price of the stock on March 31, 2007 was $2.00.

As of March 31, 2007 there was approximately $2.9 million of total unrecognized compensation expense, adjusted for forfeitures, related to unvested stock-based payments granted to employees and contractors, which is expected to be recognized over a weighted-average period of approximately 1.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock options outstanding and exercisable at March 31, 2007 are summarized in the table below.
	Total Options Outstanding as of March 31, 2007
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life
Range of exercise prices:
$0.52 - $0.99	407,500	$0.70	6.22
$1.00 - $1.99	1,965,161	$1.60	5.30
$2.00 - $2.99	5,053,467	$2.35	7.55
$3.00 - $3.99	725,441	$3.05	6.18
Total stock options outstanding
at March 31, 2007	8,151,569	$2.15	6.82

	Options Exercisable at March 31, 2007
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life
Range of exercise prices:
$0.52 - $0.99	407,500	$0.70	6.22
$1.00 - $1.99	1,909,343	$1.59	5.30
$2.00 - $2.99	3,033,485	$2.42	7.53
$3.00 - $3.99	725,441	$3.05	6.18
Total stock options exercisable
at March 31, 2007	6,075,769	$2.12	6.48

12. Warrants and Stock Options

As of March 31, 2007, we had outstanding options to purchase up to 8,151,569 shares of common stock, and warrants to purchase up to 8,262,911 shares of common stock. These securities give the holder the right to purchase shares of our common stock in accordance with the terms of the instrument.
	Stock Options Outstanding
			Weighted		Total Stock Options
	Shares Available	Number of	Average	Warrants	and Warrants
	for Grant	Shares	Exercise Price	Outstanding	Outstanding
Balance, December 31, 2006	1,310,270	8,091,569	$2.14	8,262,911	16,354,480
Granted	(120,000)	120,000	$2.06	-	120,000
Exercised	-	(60,000)	$1.01	-	(60,000)
Retired/forfeited	-	-		-	-
Balance March 31, 2007	1,190,270	8,151,569	$2.15	8,262,911	16,414,480

Exercisable at March 31, 2007		6,075,769		7,955,501	14,031,270
Weighted average exercise price			$2.12	$2.88	$2.55
Weighted average remaining
contractual life - years			6.82	2.28	4.25

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2007 was $0.98.

As of March 31, 2007, there were 1,190,270 options available in the option reserve for future grants.

The warrants outstanding as of March 31, 2007 are summarized in the table below:

		Exercise
		Prices	Year of
	Warrants	per Share	Expiration

Warrants purchased in private
placements:
	1,558,181	$2.00	2007
	3,782,230	$3.25	2008
	1,000,000	$3.25	2009
Subtotal	6,340,411

Warrants issued to customer and
vendors for future services:
	100,000	$3.50	2008
	50,000	$1.99	2009
Subtotal	150,000

Warrants issued to outside directors
and former employee:
	50,000	$6.38	2010
	925,000	$2.31 - $2.75	2011
	327,500	$2.35 - $2.60	2015
	470,000	$2.85	2016
Subtotal	1,772,500
Total warrants outstanding at
March 31, 2007	8,262,911

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto in Part 1 Item 1, Financial Statements for this Quarterly Report on Form 10-Q and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2006.

Certain statements contained in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will have adequate financial resources to fund the development and operation of our business, that there will be no material adverse change in our operations or business, that we will meet success in marketing and selling our products, and that we will be able to continue to attract and retain skilled employees necessary for our business, among other things. The foregoing assumptions are based on judgments with respect to, among other things, information available to our future economic, competitive and market conditions and future business decisions. All of these assumptions are difficult or impossible to predict accurately and many are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by our business and operations, which could cause our financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements.

Such risks include failure of the our technology or products to work as anticipated, failure to develop commercially viable products or services from our technology, delays or failure in financing efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words “believe,” “estimate,” “expect,” “intend,” “anticipate” “should”, “could”, “may”, “plan” and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter our capital investment and other expenditures, which may also adversely affect our results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by us that our objectives or plans will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

The Company

ANTs software inc. develops, markets and supports the ANTs Data Server (“ADS”), a relational database management system that can dramatically reduce costs and can improve performance in a wide range of applications. Two proprietary technologies - the ANTs Concurrency Engine and compatibility with the proprietary extensions from other database vendors - together provide unique performance and consolidation/cost-saving advantages that make the ANTs Data Server an attractive alternative to other relational database management systems (“RDBMS’s”). End-users of RDBMS’s, independent software vendors who bundle an RDBMS with their products and other RDBMS vendors can use the ANTs Data Server or its technologies to lower costs and gain competitive advantage.

Corporate History

ANTs software inc. (sometimes referred to herein as “ANTs” or “we”) is a Delaware corporation headquartered in Burlingame, California. Our shares are traded on the OTC Bulletin Board under the stock symbol ANTS. We are the successor to Sullivan Computer Corporation, a Delaware corporation incorporated in January 1979, which, in 1986 changed its name to CHoPP Computer Corporation. In 1997, we reincorporated from Delaware to Nevada, and in February 1999 changed names to ANTs software.com. In July 2000, we merged with Intellectual Properties and Technologies, Inc., a wholly owned subsidiary with no significant assets. In December 2000, we reincorporated from Nevada to Delaware and changed our name from ANTs software.com to ANTs software inc.

Research and development related to the ANTs Data Server began in 2000, with the first beta version of the product released in late 2004 and the first commercial version released in 2005.

Technology and Intellectual Property

Overview

The ANTs Data Server is based on technologies that provide an advantage over other relational database management systems: Compatibility and the ANTs Concurrency Engine (“ACE”).

Compatibility

Applications written to work with one RDBMS are typically incompatible with other RDBMSs due to proprietary extensions developed and popularized by other RDBMS vendors. This has the effect of locking in customers to one RDBMS vendor because it will generally be cost-prohibitive and time-consuming to migrate an application, which currently works with one RDBMS to work with another RDBMS. We have developed technology that allows the ANTs Data Server to natively process these proprietary extensions. This technology, which is tightly integrated into the ANTs Data Server, allows customers to migrate applications to the ANTs Data Server more easily and at less cost.

The ANTs Concurrency Engine

Applications which require access to rapidly changing, shared data often suffer from poor performance and scalability because of database locking. The ANTs Concurrency Engine (ACE), which comprises a highly efficient data-processing engine coupled with lock-free data structures, eliminates virtually all data locking. ACE is architected into the core of the ANTs Data Server and enables performance improvements over other RDBMS’s. We have applied for eleven patents on the concepts, which underlie ACE, six of which have been granted by the United States Patent and Trademark Office.

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

Our innovative lock-free data structure technology, which virtually eliminates index-locking, allows index operations, which, to our knowledge, are not possible with existing RDBMS’s. Locks not only cause waiting, they also can cause severe cache synchronization conflicts, which ACE also eliminates. Operations that would significantly decrease performance in an index-dependent application, such as adding or modifying items, should, when using the ANTs Data Server, execute concurrently at maximum speed.

Using the ANTs Data Server, developers can design applications knowing that they will handle operations under loads that are now generally impossible, even when the data are rapidly changing. We have several patented and patent-pending designs for the implementation and deployment of lock-free data structures.

Patents

We have developed several proprietary technologies, all of which we believe must be present to achieve results comparable to the ANTs Data Server. We filed eleven patent applications to obtain protection for our intellectual property. We have been granted six patents. The remaining five applications are pending and we await the Patent and Trademark Office’s action on those. We also claim copyright, trade secret and trademark protection in aspects of our business and technology and new intellectual property is under development on an ongoing basis.

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

Sales and Marketing

The Market

The market for RDBMS products was $16 billion in 2006 growing to $21 billion by 2010 (according to IDC Research). Oracle, Microsoft and IBM control approximately 85% of this market. According to the numerous CTOs, database architects and application developers at the target Global 2000 enterprises with whom ANTs has spoken, database infrastructure costs have become one of the most expensive line items in the IT budget. These Global 2000 enterprises typically have annual database “spends” in excess of tens and, in some cases, hundreds of millions of dollars; and their database budgets are growing annually. The migration cost from one RDBMS to another, even to a low-cost open-source RDBMS, is extensive due to lack of compatibility between the products’ proprietary extensions.

Strategy

Our go-to-market strategy adapts with changes in the competitive structure of the RDBMS market. The refinement of ANTs’ strategy is a continuous and iterative process, reflecting our goal of providing a cost-effective solution across a wide variety of applications. Our strategy has recently included:

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

Our compatibility technology provides a solution to the problem of RDBMS lock-in and cost escalation for major enterprises by enabling them to migrate applications from high-cost, proprietary vendors to the compatible, cost-effective ANTs Data Server. Just as corporations have lowered total cost of ownership by migrating from custom applications to packaged applications, from proprietary to “open-standards” hardware, and from Unix to Linux, corporations can now consolidate their high-cost RDBMS’s to the ANTs Data Server.

Our high-performance technology makes the ANTs Data Server suitable as an alternative for new and existing applications where database performance is critical. Such applications include:

•	High volume on-line transaction processing, in capital markets applications for example
•	Telecom - messaging applications
•	Real-time analytics for security and defense department applications

We have established relationships with a number of partners with whom we are bringing the ANTs Data Server to market. These partners include selling partners, with whom ANTs is engaged as a means of gaining market distribution and access to customers, and independent software vendor (“ISV”) partners, who bundle the ANTs Data Server with their software products and sell a “turn-key” solution to customers. Following are select results of our partnering strategy:

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

We intend to generate revenue through licensing, maintenance, and integration/customization fees. We intend to license ADS to independent software vendors and other partners whom we expect will customize it for use with their applications and use it for database compatibility purposes. We also intend to license ADS to sell ADS through re-sellers and system integrators and to a lesser-extent, to end-users. We began selling the first commercial version of ADS in 2005, and have generated approximately $823,000 in revenues through March 31, 2007.

Competition

We operate in the RDBMS segment of the software market and compete against other compatible, high-performance and general-purpose RDBMS’s.

We have identified one competitor in the “compatibility” segment. Enterprise DB, an open-source RDBMS, claims compatibility with applications written for Oracle and Sybase. The three major RDBMS vendors, Oracle, IBM and Microsoft also encourage migration from competitive products through use of their migration tools. These tools often require substantial investment related to rewriting applications, retraining developers and purchasing additional database licenses. Customers with whom we have spoken are not receptive to migrating applications under such conditions with these tools.

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

General-purpose competitors include: Oracle, IBM, and Microsoft, MySQL AB, InterSystems Corporation and Sybase, Inc. Business conditions in the RDBMS market are highly competitive for a number of reasons, including: the market is dominated by very large companies with extensive financial, marketing, and engineering resources; the market is well-established and some customers have built up extensive infrastructure around competitive RDBMS products and expect high levels of both features and service from an RDBMS vendor. Our success will likely require that we win business from established competitors, and as a new entrant in the RDBMS market, our product may have less functionality than customers expect; making sales of ADS more challenging.

Current Operations

Our operations currently comprise marketing the ANTs Data Server, a relational database management system that can dramatically reduce costs and can improve performance in a wide range of applications, supporting customers and research and development. Our headquarters are located in Burlingame, California with sales staff in other states. We have a long-standing relationship with a contract development organization in India and have individual contractors who provide development and consulting services from Europe, Australia and India as well as other parts of the United States.

We have financed operations through sales of the Company’s common stock and issuance of convertible promissory notes in private offerings to accredited investors. We expect to continue to raise capital for operations through such private offerings until such time as sales revenue offsets expenses. We believe we have sufficient funds to cover operations at the expected expense rate through fiscal year 2007. We anticipate our focus will be on continued marketing of ADS, supporting customers, and research and development.

Results of Operations

Results of operations for the three months ended March 31, 2007 and 2006 are summarized below.

	Summary of Statements of Operations
	(in 000's except per share data)
	For the Three Months ending March 31,

	2007	2006	% Change

Revenues	$69	$68	1%
Cost of goods sold	3	-	N/A
Gross profit	$66	$68	-3%
Operating expenses	3,783	2,828	34%
Loss from operations	(3,717)	(2,760)	35%

Other income (expense), net	46	9	411%
Net loss	(3,671)	(2,751)	33%

Net loss per share -
basic and diluted	$(0.07)	$(0.06)	17%

Shares used in computing basic and
diluted net loss per share (in 000's)	55,996	45,180	24%

Revenues

Revenues consist of license fees earned on the ANTs Data Server (“ADS”), amortization of prepaid deferred maintenance and support, royalties from third parties who resell ADS under their own label, and professional fees for consulting.

During the three-month period ending March 31, 2007, we recognized $69 thousand in revenue, in accordance with our revenue recognition policy, of which:

$51 thousand was license fees
$18 thousand were maintenance and support fees from the current and prior periods

We deferred $64 thousand of the maintenance and support fees invoiced during the first three months of 2007. These deferred fees are reflected on the balance sheets as deferred revenue.

During the first three months of 2006, we recognized $68 thousand in revenue, in accordance with our revenue recognition policy, of which:

$42 thousand was license fees
$26 thousand were maintenance and support fees from the current and prior periods

We deferred $52 thousand of the maintenance and support fees invoiced during the first three months of 2006. These deferred fees were reflected on the balance sheets as deferred revenue.

Cost of Goods Sold

Cost of goods sold during the three months ending March 31, 2007 was $3 thousand. There was no cost of goods sold for the same period of 2006. Costs of goods sold comprise payments for third-party commissions and services, and equipment needed to install the ANTs Data Server at a customer site.

Overview of Operating Expenses

During the first quarter of 2007 we modified the strategic direction begun during fiscal 2005 and expanded in fiscal 2006. In 2005 and 2006, we focused on selling the ANTs Data Server directly to end-users and to a lesser extent through partners. In 2007, we are focused on selling primarily through partners. This requires fewer sales staff and less marketing expense. We are also investing more technical resources in building out our compatibility technology while maintaining focus on our high-performance technology. Toward these ends, in 2006, we accelerated development efforts related to compatibility features and implemented an aggressive recruiting campaign to attract engineering resources. As a result, research and development expenses increased significantly, while sales and marketing expenses remained level when comparing the quarters ending March 31, 2006 and 2007.

General and administrative expense, increased substantially over 2006 as we increased staff in order to meet the extensive process and reporting requirements related to our first-time compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

All areas of the company expanded in 2006 as we added personnel. The growth in average full-time equivalent employees (“FTE”) from the first quarter of 2006 to the first quarter of 2007 is shown in the table below.

					Change from
	Avg. FTE	% of	Avg. FTE	% of	2006 to 2007
	FYTD 2007	Total	FYTD 2006	Total	No.	%

Sales and Marketing	11	22%	14	33%	(3)	-21%
Research and Development	32	63%	22	52%	10	45%
General and Administrative	8	16%	6	14%	2	33%
Totals	51	100%	42	100%	9	21%

Operating expenses by department for the three months ending March 31, 2007 and 2006 were as follows (rounded in thousands):
	Operating Expenses - Three Months ended March 31,
	2007				2006
			% Change vs.
	$ in 000's	% of Total	Prior Period	$	in 000's	% of Total

Sales and marketing	$1,100	29%	3%		$1,072	38%
Research and development	1,875	50%	52%		1,230	43%
General and administrative	808	21%	54%		526	19%
Total operating expenses	$3,783	100%	34%		$2,828	100%

In accordance with Financial Accounting Standards Board Statement No. 123 (R) “Share-Based Payment” (“SFAS 123R”), as of January 1, 2006, we began recognizing employee stock-based compensation expense related to employee stock option vesting in the statement of operations. The Statement and its application to our financial statements are discussed in greater detail in “Critical Accounting Estimates” below.

The total stock-based employee compensation expense recognized in the three months ending March 31, 2007 and 2006 was $292 thousand and $92 thousand, respectively. The reason for the large variance in stock-based compensation expense is that at the end of 2005 we accelerated vesting of existing options and recorded the associated expense at December 31, 2005. When SFAS 123R was implemented at the beginning of 2006 we had few options subject to the new accounting standard. Options issued during the first quarter of 2006 and through the first quarter of 2007 began generating vesting expense under SFAS 123R. By the end of the first quarter of 2007 we were recording the cumulative effect of all stock options granted and vesting over five quarters compared to just one quarter in the first quarter of 2006.

As in prior years, we continued to recognize stock option vesting expense related to stock option awards to outside consultants in professional fees. During the three month period ended March 31, 2007, R&D professional fees included $1.5 thousand of this expense, compared to $0 during the same period of 2006. Expense details, including employee stock-based compensation expense, by functional area (departments) are discussed below.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries and benefits (including stock-based compensation), consultants’ fees, travel, marketing programs (trade shows, public relations, lead generation programs), marketing and sales literature and presentations, technical pre-sales consulting and allocation of corporate overhead.

Changes to key sales and marketing expenses from 2006 to 2007 (in 000's):

	2007	2006	% Change
Employee compensation and benefits	552	503	10%
Marketing & presales support	449	522	-14%
Stock-based compensation	68	24	183%

Total S&M expenses increased by $28 thousand in the first quarter of 2007 compared to the same period in 2006, due primarily to the following: 1) employee-related expenses increased due to salary increases and merit-based bonus payments that more than offset headcount reductions; 2) expenses related to direct marketing activities such as trade shows, advertising, and other marketing events decreased, also a result of ongoing strategic changes; offset by increases in outside sales support for lead generation, development of partner alliances and customer presales support; and 3) recognition of employee stock-based compensation expense as required by SFAS 123R which was implemented at the beginning of fiscal 2006.

Research and Development Expenses

Research and development expenses consist primarily of employee salaries and benefits (including stock-based compensation), fees to consultants, depreciation on equipment and software, and allocation of corporate overhead. In 2005 R&D focused primarily on supporting sales activities by adding new features, and testing and refining ADS as a high-performance product. Significant increases in R&D expenses during fiscal 2006 were driven by changes in our overall strategic direction to include compatibility features in ADS. The strategic change required the addition of significant new engineering resources, in the form of employees and additional offshore consultants to support R&D operations. The first quarter of 2007 saw the continued impact of these strategic changes.

Changes to key research and development expenses from 2006 to 2007 (in 000's):

	2007	2006	% Change
Employee compensation and benefits	1,372	959	43%
On- and off-shore contractors	274	208	32%
Stock-based compensation	126	56	125%
Equipment and computer supplies	92	71	30%

Total R&D expenses increased by $611 thousand in the first quarter of 2007 compared to the same period in 2006, due primarily to the following: 1) employee-related expenses rose as R&D staffing increased from an average of 22 in 2006 to 32 in 2007; 2) greater use of on and off-shore consultants, and; 3) recognition of employee stock-based compensation expense as required by the implementation of SFAS 123R which was implemented at the beginning of fiscal 2006 and; 4) increased depreciation expense, a result of increased equipment purchases in the prior fiscal year.

General and Administrative

General and administrative expenses comprise primarily employee salaries and benefits (including stock-based compensation), professional fees (legal, accounting, investor relations, and recruiting), facilities expenses and insurance.

Changes to key general and administrative expenses from 2006 to 2007(in 000's):

	2007	2006	% Change
Employee compensation and benefits	315	277	14%
Stock-based compensation	98	8	1125%
Professional fees	236	141	67%
Debt Issuance Costs	61	-	N/A%

Total G&A expenses increased by $282 thousand in the first quarter of 2007 compared to the same period in 2006, due primarily to the following: 1) employee-related expense increased due to an increase of two headcount to provide support for section 404 Sarbanes-Oxley compliance and SEC reporting requirements; 2) recognition of employee stock-based compensation expense as required by the implementation of SFAS 123R which was implemented at the beginning of fiscal 2006; 3) growth in professional fees, is mainly due to compliance with section 404 of the Sarbanes-Oxley Act of 2002, of which implementation began during the second quarter of 2006; and 4) amortization of debt issuance cost related to financing the J units.

Beginning in 2007 outside directors were paid cash compensation in consideration for their service on the board of directors. During the quarter, directors received aggregate cash compensation of $68 thousand, which includes a one-time payment of $50 thousand to Mr. Homer Dunn in recognition of six years of service on the board. Mr. Dunn resigned as director in January 2007. In addition, we recognized $47 thousand of stock based compensation expense related to vesting of outside director warrants during the quarter. Total outside director compensation expense for the first quarter of 2007 was $115 thousand. There was no outside director compensation expense for the same period in 2006.

Other Income (Expense), Net

The components of other income (expense), net, and the changes therein from 2007 to 2006, are as follows (in 000’s):

	For the Three Months Ended March 31,

	2007	2006	% Change

Other income (expense):
Interest income	$86	$10	760%
Gain on legal settlement and other	2	1	100%
Interest expense - Cash	(105)	(2)	5150%
Interest expense - Convertible Note Payable	63	-	N/A
Other income (expense), net	$46	$9	411%

During the three months ended March 31, 2007 and 2006, Other Income (Expense), net was $46 thousand and $9.2 thousand, respectively. The change in activity resulted from two main factors: interest income grew significantly and interest expense, (both cash and non-cash) increased.

The increase in interest income was driven by two factors: 1) we invested in higher-yielding money market funds in 2007 compared to a minimum-yield bank investment product in 2006. The average rate of return during the first quarter of 2007 was 3.8% compared with .8% during the same period in 2006 and 2) our average cash balance was approximately $4.3 million higher during the quarter-ended March 31, 2007 as compared to the same quarter in 2006.

Interest expense increased due to our issuance of convertible promissory notes valued at $6,500,000 through the first quarter of 2007. There were no such interest paying instruments issued in the first quarter of 2006. Quarterly interest expense on the convertible promissory notes was offset somewhat by the accretion of the premium on the convertible promissory notes.

Liquidity and Capital Resources

From inception, we have reported negative cash flow from operations. During the periods from fiscal 2000 through fiscal 2004, we focused primarily on research and development with first sales occurring in the first quarter of 2005. Throughout our history, we have funded operations and investments in operating assets with cash raised through financing activities in the form of private offerings to accredited investors. The funds raised have been primarily in the form of sales of our common stock and most recently with the issuance of convertible promissory notes.

We have three potential funding sources: 1) raising funds through private placements of our stock and warrants; 2) as we develop close relationships with large partners, we will pursue strategic investments from those partners; and 3) revenue generated from the licensing of the ANTs Data Server (“ADS”). Revenue to date has been minimal. There can be no assurance that any or all of these sources will provide sufficient funds to support our operations beyond fiscal year 2007. We intend to continue our acquisition of computer-related equipment to expand and update our computer laboratory; however, we presently have no commitments to acquire assets that would have a material impact on the balance sheet or statement of cash flows. We plan to fund all such equipment acquisitions with cash provided by operations and/or cash received from financing activities.

Sales of our securities in private offerings have been our primary source of operating capital. We have also raised funds as investor’s exercise warrants related to prior offerings, and as stock options are exercised. Our investing activities have been focused almost entirely on the acquisition of computer equipment, and expansion of facility capacity in our development and testing laboratory. The funds used for investing have been significantly less than the funds provided by financing activities; the remainder of the capital raised has been used to support operations and increase cash balances on hand.

We have tendered several private offerings each year. The offerings typically consist of units, which give the investor shares of restricted common stock at a discount to the then-current market price, and a warrant to purchase the same number of restricted shares of common stock at a fixed price set at a premium to the then-current market price. The warrants generally have a life of three years. Beginning in the fourth quarter of 2006 we began to offer units that consisted of a convertible promissory note along with restricted common stock.

For the three months ended March 31, 2007, we entered into agreements with accredited investors to purchase 220 J Units, raising $11,000,000. Pursuant to the sale, we issued 3,142,700 shares of our common stock at a share price of $1.75 totaling $5,500,000 and issued Notes with an initial face value of $5,500,000. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Notes mature 24 months from the issuance date, and are convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00. The Notes are prepayable without penalty upon 30 days notice. The Notes are convertible at our election, in the event the closing price of our common stock equals or exceeds $4.00 per share, and if converted at our election, we have agreed to register the shares of stock issuable upon conversion. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

For the three months ended March 31, 2007, operations used approximately $3.3 million, in cash. Investing activities utilized another $138 thousand. Thus, total cash outflow for the three months ended March 31, 2007, was approximately $3.5 million.

As of March 31, 2007, we had approximately $11.2 million in cash on hand to fund operations and equipment purchases. We anticipate that, at our current levels of revenues and expenditures, the $11.2 million cash balance will fund operations through the fiscal year 2007. Should we need to secure additional financing, we believe that due to an uncertain investment climate, securing additional financing will be difficult.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had certain off-balance sheet arrangements as described below.

On April 27, 2005, we entered into a lease with Bayside Plaza, a partnership, for approximately 15,600 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the “Premises”). We moved our principal offices to these Premises on May 2, 2005. The Premises are used for the purposes of general office use and for software development. The lease has an initial term of three years, subject to our right to extend the term of the lease for a total of six additional years. The base rent under this lease is $16,060 per month for the first year, $17,520 per month for the second year and $20,440 per month for the third year. We received abated rent for the period from May 1, 2005 to July 30, 2005. In the event that the Lease is not extended, the total obligations related to the lease amount to $600,060.

We recognize rent expense for this lease in accordance with Financial Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. This results in monthly rental expense of $16,668. During the three months ended March 31, 2007, we recognized a total of $50,004 in rental expense for this lease. During the same period in 2006, we recognized $50,004 in rental expense.

As of March 31, 2007, the total remaining unamortized deferred rent is $46,112. This amount represents the difference between the total amount of rent recognized (expensed) on a straight-line basis and the actual rent payments to be made over the remaining lease term. $42,340 is included as a current liability in accounts payable and other accrued expenses, and $3,772 is in long-term liabilities on the balance sheet. As of March 31, 2007, the total remaining off-balance sheet lease obligation is $262,800.

The table below presents our total long-term contractual obligations as of March 31, 2007, for both on and off-balance sheet categories.

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$262,800	$242,360	$20,440	-	-

Critical Accounting Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We evaluate such estimates and assumptions on an ongoing basis and bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and probably will differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock based compensation, research and development and income taxes have the greatest potential impact on our financial statements. These areas are key components of our results of operations and are based on complex rules that require us to make judgments and estimates; as a result, we consider these to be our significant accounting policies. Historically, our assumptions, judgments and estimates relative to our significant accounting policies have not differed materially from actual results.

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2007 as compared to the critical estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Effective January 1, 2007, we implemented the reporting requirements of Financial Accounting Standards Interpretation, FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The majority of our revenue is realized in United States dollars. While some portion of our revenue is generated from international customers, payments are made in United States dollars, mitigating foreign exchange exposure. As a result, our financial results would not be materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income it can earn on our investment portfolio. Our investment portfolio consists of liquid investments that have maturities of three months or less. Our risk associated with fluctuating interest income is limited to investments in interest rate sensitive financial instruments. Under our current policy, we does not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk by investing in short-term investment grade securities.

ITEM 4.CONTROLS AND PROCEDURES

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time period required for the filing of this quarterly report.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of control systems must be considered relative to their cost. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues of fraud, if any, have been detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding and, to the best of our knowledge, no such action against us has been threatened, nor do we anticipate any such action.

ITEM 1A.RISK FACTORS

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-Q, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

        We face significant risks, and the risks described below may not be the only risks we face. Additional risks that we do not know of or that we currently consider immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be harmed and the trading price of our common stock could decline.

Market acceptance of our products and services is not guaranteed.

We are at an early stage of development and our revenue will depend upon market acceptance and utilization of our product and services. Our product is under constant development and is still maturing. Some customers may be reluctant to purchase products from a company with an unproven product, uncertain finances, or less-experienced support department. Also, due to economic conditions some potential customers may have tightened budgets for evaluating new products and technologies and the evaluation cycles may be much longer than in the recent past. There can be no assurance that our product and technology development or support efforts will result in new products and services, or that they will be successfully introduced.

If we deliver products with defects, our credibility will be harmed and the sales and market acceptance of our products will decrease.

Our product and services are complex and have at times contained errors, defects and bugs. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products would be harmed. Further, if our products contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems. We may agree to indemnify our customers in some circumstances against liability arising from defects in our products. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We carry product and information liability and errors and omissions insurance, but in the event that we are required to defend more than a few such actions, or in the event that we are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

A failure to obtain financing could prevent us from executing our business plan.

We anticipate that current cash resources will be sufficient for us to execute our business plan through fiscal year 2007. We believe that securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of our product and technology. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

We depend on a limited number of customers for a significant portion of our revenue.

For the three months ended March 31, 2007 one of our largest customers accounted for 73% of the revenue. A decrease in revenue from any of our largest customers for any reason, including a decrease in pricing or activity, or a decision to either utilize another vendor or to no longer use some or all of the products and services we provide, could have a material adverse effect on our revenue.

We compete with large companies.

We operate in a highly competitive industry. Although we believe that our technology is unique, can be protected, and, if adopted, will confer benefits that will be otherwise unavailable for some time, we face very large competitors with greater resources who may adopt various strategies to block or slow our market penetration, thereby straining our more limited resources. We are aware of efforts by competitors to introduce doubt about our financial stability as we compete to make sales and win customers and business. Large competitors may also seek to hinder our operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by offer of highly competitive terms to potential or newly acquired customers.

We will need to continue our product development efforts.

We believe that our market will be characterized by increasing technical sophistication. We also believe that our eventual success will depend on our ability to continue to provide increased and specialized technical expertise. There is no assurance that we will not fall technologically behind competitors with greater resources. Although we believe that we enjoy a lead in our product development, and are hopeful that our patents provide some protection, we will likely need significant additional capital in order to continue to enjoy such a technological lead over competitors with more resources.

We rely upon Independent Software Vendors for product sales.

A significant portion of our sales has been made through independent software vendors (“ISVs”). As a result, our success may depend on the continued sales efforts of these ISVs, and identifying and entering into agreements with additional ISVs. The use of these ISVs involves certain risks, including risks that they will not effectively sell or support our products, that they will be unable to satisfy their financial obligations with us, and that they will cease operations. Any reduction, delay or loss of orders from ISVs may harm our results. There can be no assurance that we will identify or engage qualified ISVs in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

If we are unable to protect our intellectual property, our competitive position would be adversely affected.

We rely on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property. Despite our precaution, unauthorized third parties may copy our products and services or reverse engineer or obtain and use information that we regard as proprietary. We have filed eleven patent applications with the United States Patent and Trademark Office and intend to file more. Six patents have been granted; however, we do not know if the remaining applications will be granted or whether we will be successful in prosecuting any future patents. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and third parties may infringe or misappropriate our patents, copyrights, trademarks and similar proprietary rights. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer. We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us. It is possible, however, that such a claim might be asserted successfully against us in the future. We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

We focus on the research and development of our proprietary technologies and the marketing of our first product.

We believe that these technologies are the basis for marketable commercial products. However, there can be no assurance of this, and it is possible that our proprietary technologies and products will have no commercial benefit or potential. In addition, from our inception to the present, we have not recognized any substantial operating revenues.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff we need to execute our growth plans.

Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Joseph Kozak and other senior managers. The loss of key staff could have a material adverse effect on our business and prospects. To execute our plans, we will have to retain current employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in retaining such qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees as needed, we would be unable to execute our business plan.

We face rapid technological change.

The market for our products and services is characterized by rapidly changing technologies, extensive research and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop, manufacture and market new products and services. As a result, we expect to continue to make a significant investment in engineering, research and development. There can be no assurance that we will be able to develop and introduce new products and services or enhance our initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition and results of operations.

If we experience rapid growth, we will need to manage such growth well.

We may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management. To manage this possible growth effectively, we will need to continue to improve our operational, financial and management information systems, will possibly need to create entire departments that do not now exist, and hire, train, motivate and manage a growing number of staff. Due to a competitive employment environment for qualified technical, marketing and sales personnel, we expect to experience difficulty in filling our needs for qualified personnel. There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on our financial condition and results of operations.

We could face information and product liability risks and may not have adequate insurance.

Our product may be used to manage data from critical business applications. We may become the subject of litigation alleging that our product was ineffective or disruptive in our treatment of data, or in the compilation, processing or manipulation of critical business information. Thus, we may become the target of lawsuits from injured or disgruntled businesses or other users. We carry product and information liability and errors and omissions insurance, but in the event that we are required to defend more than a few such actions, or in the event that it is found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

Future profitability is not guaranteed.

We have not recognized any substantial operating revenues to date. Assuming we can attract sufficient financing, and revenues increase, there is no assurance that our plans will be realized or that we will achieve break-even status or profitability in the future.

Changes to financial accounting standards may affect our results of operations and cause us to change business practices.

We prepare financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various other bodies formed to interpret and create appropriate accounting principles. A change in those principles can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conducts business. For example, accounting principles affecting many aspects of our business, including rules relating to equity-related compensation, have recently been revised. The Financial Accounting Standards Board and other agencies finalized changes to U.S. generally accepted accounting principles that required us, starting January 1, 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce net income or increase losses. In addition, since we historically used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive and therefore make it more difficult to attract and retain employees.

There is a limited market for our common stock.

Our common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market. As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange. Further, the price of our common stock and its volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

•	sales, sales cycle and market acceptance or rejection of our product;
•	economic conditions within the database industry;
•	our failure to meet performance estimates or the performance estimates of securities analysts;
•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and
•	domestic and international economic, business and political conditions.

We have a long corporate existence and were inactive during much of our corporate history.

We were formed as the Sullivan Computer Corporation, incorporated in Delaware in January 1979. We were privately owned until late 1986, at which time our common stock began trading on the over-the-counter market. This was a result of the registration of our common stock pursuant to a merger with CHoPP Computer Corporation, a British Columbia corporation. During the period from mid-1987 through late 1999, we had few or no employees. Our operating activities were limited and were largely administered personally by our former Chairman. Due to the passage of time and the poor condition of financial and other records, there can be no assurance that all matters have been addressed at this date.

Failure to develop or maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. If we fail to adequately maintain compliance with, or maintain the adequacy of, our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

We have indemnified our officers and directors.

We have indemnified our Officers and Directors against possible monetary liability to the maximum extent permitted under Delaware law.

Limitation on ability for control through proxy contest.

Our Bylaws provide for a Board of Directors to be elected in three classes. This classified Board may make it more difficult for a potential acquirer to gain control of us by using a proxy contest, since the acquirer would only be able to elect approximately one-third of the directors at each shareholders meeting held for that purpose.

Our actual results could differ materially from those anticipated in our forward-looking statements.

       This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or future financial performance. When used in this report, you can identify forward-looking statements by terminology such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “should” and similar expressions. These statements are only expressions of expectation. Our actual results could, and likely will, differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth above and elsewhere in this report and including factors unanticipated by us and not included herein. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results. Accordingly, we caution readers not to place undue reliance on these statements.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES

 For the three months ended March 31, 2007, we entered into agreements with accredited investors to purchase 220 J Units, raising $11,000,000. Pursuant to the sale, we issued 3,142,700 shares of our common stock at a share price of $1.75 totaling $5,500,000 and issued Notes with an initial face value of $5,500,000. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Notes mature 24 months from the issuance date, and are convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00. The Notes are prepayable without penalty upon 30 days notice. The Notes are convertible at our election, in the event the closing price of our common stock equals or exceeds $4.00 per share, and if converted at our election, we have agreed to register the shares of stock issuable upon conversion.

The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the “Act”). Such securities have not been registered and will not be registered under the act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
3.1	Amended and Restated Certificate of Incorporation of our, filed as Exhibit 3.1 to our 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of our, filed as Exhibit 3.2 to our 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
10.1	Employment Agreement with Chairman of the Board, Francis K. Ruotolo.
10.2	Employment Agreement with Chief Executive Officer and President, Joseph Kozak.
10.3	Employment Agreement with Chief Financial Officer and Secretary, Kenneth Ruotolo
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

During the fiscal quarter covered by this report, we filed the following reports on Form 8-K:

1)	On January 11, 2007, we announced the resignation of Homer G. Dunn, a director, from our Board of Directors;
2)
On January 31, 2007, we announced that we had received an aggregate of $7 million in connection with the financing described in the current report on Form 8-K filed on December 20, 2006, and that we had commitments from investors for an additional $4 million, expected to be received shortly after January 31, 2007. Of the total $11 million, $5.5 million was in the form of Convertible Promissory Notes and $5.5 million was raised from the issuance of 3,142,700 shares of our Common Stock;

3)
On March 15, 2007, our Chief Executive Officer, Joseph Kozak summarized in a letter to shareholders: (i) 2006 accomplishments; (ii) the status of our partner relationships; (iii) recent accomplishments in product development, and; (iv) recent technology developments and a modified partner strategy.

4)
On March 23, 2007, we announced that we had entered into Employment Agreements with our Chairman, Francis K. Ruotolo, our Chief Executive Officer and President, Joseph Kozak, and our Chief Financial Officer and Secretary, Kenneth Ruotolo.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTs software inc.

Date: May 10, 2007	By:	/s/ Joe Kozak
Joe Kozak, Chief Executive Officer and President

Date: May 10, 2007	By:	/s/ Kenneth Ruotolo
Kenneth Ruotolo, Chief Financial Officer and Secretary