Form 10-K/A
period 2006-12-31
ANTS SOFTWARE INC
filed 2007-06-27
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) hereby amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which ANTs software inc. (the “Company”) filed with the Securities and Exchange Commission on March 15, 2007.  The sole purpose of this amendment is to correct the inadvertent omission of the performance graph from Item 5.

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

	High	Low

Quarter Ended December 31, 2006	$2.85	$1.99
Quarter Ended September 30, 2006	2.29	2.00
Quarter Ended June 30, 2006	3.03	2.11
Quarter Ended March 31, 2006	2.65	2.00

Quarter Ended December 31, 2005	$2.90	$1.80
Quarter Ended September 30, 2005	3.10	1.94
Quarter Ended June 30, 2005	3.40	2.10
Quarter Ended March 31, 2005	4.05	2.10

Quarter Ended December 31, 2004	$2.18	$1.04
Quarter Ended September 30, 2004	2.17	1.60
Quarter Ended June 30, 2004	2.25	1.80
Quarter Ended March 31, 2004	2.95	0.80

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of March 1, 2007 there were 55,819,785 shares of common stock issued and outstanding and 1,434 registered holders of record of the Company’s common stock.

COMPANY STOCK PRICE PERFORMANCE

The following information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that ANTs specifically incorporates it by reference into a filing.

The graph below compares the cumulative total shareholder return on ANTs software, inc. (ANTs) common stock for the last five full fiscal years with the cumulative return on the NASDAQ composite and the Peer group for the same period. The graph assumes that $100 was invested in ANTs common stock and in each of the other indices on December 31, 2001 and that all dividends were reinvested. ANTs has never paid cash dividends on its stock. The comparisons in the graph below are based on historical data, with ANTs common stock prices based on the closing price on the dates indicated and are not intended to forecast the possible future performance of ANTs common stock.

* $100 invested on 12/31/01 in stock or indices-including reinvestment of dividends. Fiscal year ending December 31.

	2001	2002	2003	2004	2005	2006
ANTs software inc.	$100.00	$44.44	$51.66	$121.10	$115.54	$134.43
NASDAQ Composite	$100.00	$68.76	$103.68	$113.18	$115.57	$127.58
Peer Group	$100.00	$70.21	$103.45	$85.95	$86.63	$75.98

(b)	Dividend Policy

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