Form 10-Q
period 2007-06-30
ANTS SOFTWARE INC
filed 2007-08-09
CIK 796655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer [   ]      Accelerated filer [X]    Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

56,601,545 shares of common stock as of July 31, 2007

TABLE OF CONTENTS

PART I.  Financial Information

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Condensed Statements of Operations for the Three & Six Months ended June 30, 2007 & 2006	4
	Condensed Statements of Cash Flows for the Three & Six Months ended June30, 2007 & 2006	5
	Notes to Condensed Financial Statements	6-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II.  Other Information

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

ANTS SOFTWARE INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2007	2006
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$7,219,212	$4,698,949
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $0
in 2007 and 2006, respectively	34,692	68,145
Prepaid insurance and other expenses	243,620	118,654
Total current assets	7,497,524	4,885,748
Restricted cash	190,958	190,958
Prepaid expense from warrant issued to customer	86,510	115,347
Prepaid debt issuance cost	699,731	33,645
Property and equipment, net	712,137	736,053
Other assets	34,420	34,420
Total assets	$9,221,280	$5,996,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$507,928	$626,011
Accrued bonuses, commissions and severance payable	540,375	179,127
Accrued vacation payable	198,397	175,237
Deferred revenues	50,790	56,819
Total current liabilities	1,297,490	1,037,194
Long-term liabilities:
Accrued rent	—	15,087
Notes Payable, includes debt premium of $642,406 and $120,880, net
in 2007 and 2006, respectively	7,142,406	1,120,880
Total liabilities	8,439,896	2,173,161

Commitment and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
no shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized;
56,601,545 and 53,188,485 shares issued and outstanding, respectively	5,661	5,319
Common stock subscribed, not issued	—	1
Additional paid-in capital	67,797,217	62,469,426
Accumulated deficit	(67,021,494)	(58,651,736)
Total stockholders’ equity	781,384	3,823,010
Total liabilities and stockholders' equity	$9,221,280	$5,996,171

See Accompanying Notes to Financial Statements

ANTS SOFTWARE INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2006	2007	2006
Revenues:
Licenses and royalties	$—	$50,062	$50,625	$92,062
Maintenance	21,467	33,196	39,969	59,585
Total revenues	21,467	83,258	90,594	151,647

Cost of Revenues:
Licenses	6,764	15,096	9,476	15,096
Gross profit	14,703	68,162	81,118	136,551

Operating Expenses:
Sales and marketing	749,630	1,559,546	1,849,301	2,631,570
Research and development	2,395,854	1,479,556	4,271,017	2,709,811
General and administrative	1,620,707	978,274	2,429,005	1,504,605
Total operating expenses	4,766,191	4,017,376	8,549,323	6,845,986
Loss from operations	(4,751,488)	(3,949,214)	(8,468,205)	(6,709,435)

Other income (expense):
Interest income	114,175	54,330	200,061	64,041
Gain on legal settlement	500	2,000	2,000	3,000
Interest expense	(62,326)	(2,297)	(103,614)	(3,766)
Other income, net	52,349	54,033	98,447	63,275
Net loss	$(4,699,139)	$(3,895,181)	$(8,369,758)	$(6,646,160)

Basic and diluted net loss per common share	$(0.08)	$(0.08)	$(0.15)	$(0.14)
Shares used in computing basic and diluted
net loss per share	56,460,534	51,775,813	56,229,518	48,496,266

See Accompanying Notes to Financial Statements

ANTS SOFTWARE, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,369,758)	$(6,646,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	215,908	150,934
Amortization of accrued rent, net of cash payments	(10,950)	730
Amortization of warrant issued to customer	28,836	28,837
Accretion of premium on note payable	(164,214)	—
Amortization of debt issuance cost	169,529	—
Bad debt expense, net of write-offs of uncollectible accounts	—	33,738
Compensation expense on modification of stock options	50,512	—
Compensation expense recognized on vesting of non-employee stock options	15,497	23,189
Compensation expense recognized on vesting of employee stock options	617,238	302,399

Changes in operating assets and liabilities:
Accounts receivable	33,453	(71,888)
Prepaid insurance, other expenses	(124,966)	(84,705)
Accounts payable and other accrued expenses	(87,809)	(317,396)
Accrued bonuses, commissions and severance payable	361,248	(197,500)
Accrued vacation	23,160	62,009
Deferred revenue	(6,029)	34,121
Net cash used in operating activities	(7,248,345)	(6,681,692)

Cash flows used in investing activities:
Transfer operating funds to restricted cash	—	(80,559)
Purchases of office furniture, fixtures and equipment and security deposits	(191,992)	(284,159)
Net cash used in investing activities	(191,992)	(364,718)

Cash flows from financing activities:
Proceeds from private placements - equity, net of commissions	5,018,574	9,072,253
Proceeds from private placements - convertible promissory note, net of commissions	4,881,426
Proceeds from exercise of options	60,600	550,250
Proceeds from exercise of warrants, net of commissions	—	70,873
Proceeds from common stock subscribed for private placement units	—	6,755
Net cash provided by financing activities	9,960,600	9,700,131

Net increase (decrease) in cash and cash equivalents	2,520,263	2,653,721
Cash and cash equivalents at beginning of period	4,698,949	6,381,932
Cash and cash equivalents at end of period	$7,219,212	$9,035,653

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$267,828	$—

Non-cash investing and financing activities:
Common stock issued for subscribed shares at December 31, 2005	$—	$243,608
Common stock subscribed at June 30, 2006 to be issued to private placement
agent as commission		$496,475
Allocation of stockholders' equity to premium on convertible note	$685,740	$—
Allocation of a portion of placement agent commissions to debt issuance costs	$835,616	$—
Adjustment for stock options exercised	$34,410

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

There have been no significant changes in our significant accounting policies during the three months ended June 30, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Effective January 1, 2007, we implemented the reporting requirements of Financial Accounting Standards Interpretation, FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected in the future.

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

Stock-Based Compensation Expense

We have a stock-based employee and director compensation plan (the ANTs software inc. 2000 Stock Option Plan or the “Plan”).  Since January 1, 2006, we have been using the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement” or “SFAS 123(R)”), to account for stock-based award compensation expense. Our stock-based compensation expense for the three and six month periods ended June 30, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”).  Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years.

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

We adopted the provisions of FIN 48 on January 1, 2007.

Recent Accounting Pronouncements

With the exception of the Financial Accounting Standards Board Statement discussed below, there have been no significant changes in recent accounting pronouncements during the three months ended June 30, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for companies beginning in the first quarter of 2008, although earlier adoption is permitted. We are currently evaluating the impact SFAS 159 will have on our financial statements.

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

The following table presents the calculation of basic and diluted net loss per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net Loss	$(4,699,139)	$(3,895,181)	$(8,369,758)	$(6,646,160)
Weighted average shares of common stock
outstanding - basic and dilutive	56,460,534	51,775,813	56,229,518	48,496,266

Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.15)	$(0.14)

As of June 30, 2007, we had $6.5 million in promissory notes outstanding, which are convertible into 3,250,000 shares of common stock at a price of $2.00 per share and if all notes are converted, we will issue 183,980 shares of common stock to a placement agent in consideration for services, at a price of $2.20 per share. As of June 30, 2006, we had no convertible promissory notes.  As of June 30, 2007 we had outstanding stock options for the purchase of up to 8,524,495 shares of common stock at prices ranging from $0.52 to $3.20 and as of June 30, 2006, we had outstanding stock options for the purchase of up to 9,133,062 shares of common stock at prices ranging from $0.52 to $6.38.  As of June 30, 2007 and 2006, we had outstanding warrants for the purchase of up to 8,000,411 and 13,252,141 shares of common stock at prices ranging from $1.99 to $6.38 and $1.99 to $7.25, respectively. At June 30, 2007 and 2006, shares of common stock that were anti-dilutive and therefore not included in the computation of diluted net loss per share totaled 19,958,886 at prices ranging from $0.52 to $3.20 per share, and 22,385,203 at prices ranging from $0.52 to $7.25 per share, respectively.

4.    Prepaid Expense from Warrant Issued to Customer

Prepaid expense from warrant issued to customer, net, consists of the original charge of $173,021 related to the issuance of a warrant to a customer in 2005 to purchase 100,000 shares of our Common Stock, in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server to our customers should we be unable to provide such services.  The fair value of the warrant was calculated using the Black-Scholes valuation model.  The warrant has an exercise price of $3.50 per share and may be exercised until July 2008.  The prepaid expense is being amortized into the statements of operations on a straight-line basis, over 36 months, commencing January 2006.  Amortized expense for the three and six months ended June 30, 2007 was $14,418 and $28,837, respectively. Amortized expense for the three and six months ended June 30, 2006 was $14,418 and $28,837, respectively. The remaining balance in the prepaid asset account related to this warrant was $86,510 on June 30, 2007.

 The prepaid expense is being evaluated periodically for signs of impairment, and will be written down to its impaired value as necessary, in accordance with the guidance in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

5.    Prepaid Debt Issuance Costs

As of June 30, 2007, prepaid debt issuance costs are $699,731. The debt issuance costs are being amortized into the statement of operations ratably over the life of the associated debt, 24 months. Amortization of these costs commenced on January 1, 2007 and totaled $108,658 and $169,529, respectively, for the three and six months ended June 30, 2007. There were no such costs for the three and six months ended June 30, 2006. The prepaid debt issuance costs are discussed in greater detail in Note 8 to these financial statements.

6.    Deferred Revenues

Deferred revenue is comprised of license fees and annual maintenance and support fees. License fees are recognized upon customer acceptance of the product. Annual maintenance and support fees are being amortized ratably into revenue on the statement of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product. The amount of deferred revenue on the balance sheet at June 30, 2007 is $50,790, all of which is maintenance and support fees. During the three and six months ended June 30, 2007, we recognized $21,467 and $39,969, respectively, in deferred revenue in the statement of operations. During the three and six months ended June 30, 2006, we recognized $33,196 and $59,585, respectively, in deferred revenue in the statement of operations.

7.    Income Taxes

Effective January 1, 2007, we have adopted Financial Accounting Standards Interpretation, FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step One, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step Two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.

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

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our Provision for (benefit from) Income Taxes did not change. As of June 30, 2007, we had no amount accrued for payment of interest and penalties related to unrecognized tax benefits (and no amounts as of the adoption date of FIN 48).  For the three and six months ended June 30, 2007, we recognized no amounts of interest and penalties related to unrecognized tax benefits in our provision for income taxes.

The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.  As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. At December 31, 2006 we recorded a valuation allowance for the total deferred tax assets as a result of uncertainties regarding the realization of the asset based upon the lack of profitability and the uncertainty of future profitability. This valuation allowance offsets any changes to the liability. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48.  Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and for the three and six months ended June 30, 2007 was $685,000 and $685,000, respectively. Also, we had no amounts of unrecognized tax benefits that, if recognized, would affect our effective tax rate for January 1, 2007 and June 30, 2007.

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

         In accordance with generally accepted accounting principles (“GAAP”), we applied the guidance in Accounting Principles Board (“APB”) No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and Emerging Issues Task Force (“EITF”) 00-27, “Application of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Feature or Contingent with Adjustable Conversion Ratios, to Certain Convertible Instruments” to allocate the proceeds between the common stock and the Notes based on their relative fair values. The allocation resulted in a premium of $533,700 and $152,040 respectively, for the January and March Notes. The premium is included in total notes payable on the balance sheet at June 30, 2007. The premium is being accreted as a reduction to interest expense ratably over the remaining life of the notes. For the three and six months ended June 30, 2007 the amount accreted was $100,828 and $164,214 respectively.

As of June 30, 2007, we paid $1,100,000 in cash commissions and issued 199,980 shares of common stock to a placement agent for services related to sales of the January and March J Units. The shares are contractually valued at $1.93 per share or $385,961. The total commission value of $1,485,961 was allocated between debt issuance costs and additional paid-in capital as a cost of raising the funds, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable, and stockholders’ equity.  This resulted in an increase to debt issuance costs by $835,616, which is included in prepaid expense on the balance sheet at June 30, 2007.  The remaining $650,345 was allocated to additional paid-in capital. The debt issuance cost is being amortized ratably over the remaining life of the notes. For the three and six months ended June 30, 2007 the amount amortized was $108,658 and $169,529 respectively. The shares issued to the placement agent in the second quarter of 2007 for all J Unit sales beginning in December 2006, total 210,360 and are shown on the balance sheet in common stock at their par value of $21.

9.  Commitments and Contingencies

Lease Commitments

As of June 30, 2007, we leased office facilities under a non-cancelable operating lease.  Future minimum lease payments required under the non-cancelable leases are as follows:

Payments Due by Period	Operating Leases
Less than 1 Year	$ 204,400
More than 1 Year	-
Total minimum lease payments	$ 204,400

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

We are recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases.”  The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term.  This results in monthly rental expense of $16,668. During the three and six months ended June 30, 2007 and 2006 we recognized a total of $50,004 and $50,004 respectively, in rental expense for this lease.

Contingencies

In the second quarter of 2007 we cancelled a warrant that would have been issued as part of a customer License Agreement (“Agreement”) dated August 1, 2005. The warrant was to be issued pursuant to the Agreement based upon acceptance of our product. It is our opinion the customer does not intend to accept our product, that no warrant will be issued and therefore there is no contingency associated with the warrant.

10.    Stockholders’ Equity Transactions

           A comprehensive summary of transactions occurring in stockholders’ equity for the six-month periods ending June 30, 2007 and 2006 is presented in the table below.

	Changes in Stockholders' Equity
	For the Six Months Ended June 30,

	2007	2006

Total stockholders' equity, beginning of period	$3,823,010	$6,412,586
Cash transactions:
Proceeds from private placements:
Sales of "H" units at $1.60 per unit	—	204,000
Cash commissions on sales of "H" units	—	(20,000)
Sales of restricted shares of common stock at $1.50 per share		9,597,503
Cash commissions on sales of restricted shares of common stock		(709,250)
Sales of "J" units at $25,000 per unit (equity portion of units)	5,500,000	—
Total cash commissions on sales of "J" units (equity)	(481,426)	—
Net proceeds from private placements	5,018,574	9,072,253

Proceeds from warrant exercises:
Warrants with exercise price of $2.00 per share discounted to
$1.50 and $1.40 per share in 2006 and 2005, respectively	—	109,998
Cash commissions on exercise of warrants	—	(39,125)
Net proceeds from warrant exercises	—	70,873

Cash proceeds from exercise of stock options	60,600	557,005
Total cash transactions	$5,079,174	$9,700,131

Non-cash transactions:
Premium on note payable	(685,740)	—
Common stock issued to placement agent on sales of "J' units, net	217,042	—
Employee compensation expense - vesting of stock options	617,237	302,399
Compensation expense due to modification of stock options	50,512	—
Total employee compensation expense	199,051	302,399

Non-employee compensation expense:
Restricted stock/stock options issued to vendors	—	16,000
Vesting of stock options/warrants issued to consultants	15,497	7,189
Extension of stock option grant	34,410	—
Total non-employee compensation expense	49,907	23,189

Total non-cash transactions	248,958	325,588

Net loss for fiscal period	(8,369,758)	(6,646,160)
Total stockholders' equity, end of period	$781,384	$9,792,145

Transactions for the three months ended June 30, 2007:

For the three months ended June 30, 2006 we did not enter into any agreements with new or existing accredited investors.

For the three months ended June 30, 2007 there were no purchases of common stock through the exercise of stock options.

For the three months ended June 30, 2007 we recognized $375,564 in compensation expense related to the vesting of employee stock options and $1,421 in professional fees related to the vesting of non-employee stock options. $50,512 of the employee compensation expense is attributable to the modification of grants made to terminated employees whereby their exercise period was extended from three months to two years.

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

Transactions for the six months ended June 30, 2007:

For the three and six month periods ending June 30, 2007, the Company recognized $375,564 and $667,751 in compensation expense related to vesting of employee stock options, respectively, and $1,421 and $15,497 in professional fees related to the vesting of non-employee stock options, respectively, in accordance with the accounting guidelines set forth in SFAS 123(R).

Transactions for the three months ended June 30, 2006:

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

Transactions for the six months ended June 30, 2006:

For the three and six month periods ending June 30, 2006, the Company recognized $214,212 and $302,400 in compensation expense related to vesting of employee stock options, respectively, and $3,338 and $7,189 in professional fees related to the vesting of non-employee stock options, respectively, in accordance with the accounting guidelines set forth in SFAS 123(R).

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

The following table sets forth the total stock-based compensation expense for employees, outside directors and consultants for the three and six month periods ending June 30, 2007 and 2006.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Sales and marketing ("S&M")	$27,060	$48,472	$108,013	$72,911
Research and development ("R&D")	178,216	70,240	305,671	130,043
General and administrative ("G&A")	171,709	98,838	269,564	106,635
Stock-based compensation before income taxes	376,985	217,550	683,248	309,589
Income tax benefit	—	—	—	—
Total stock-based compensation expense after income taxes	$376,985	$217,550	$683,248	$309,589

Stock-based compensation expense charged to:
Employee compensation expense (includes
outside directors)	$375,564	$214,212	$667,751	$302,400
Professional fees - S&M consultants	—	3,338	12,598	7,189
Professional fees - R&D consultants	1,421	—-	2,899	—
Stock-based compensation before income taxes	376,985	217,550	683,248	309,589
Income tax benefit	—	—	—	—
Total stock-based compensation expense after income taxes	$376,985	$217,550	$683,248	$309,589

Total stock-based compensation expense for the three and six months ending June 30, 2007 is $376,985 and $683,248 respectively. For the three and six month period ending June 30, 2006 stock based compensation was $217,550 and 309,589 respectively. For the three and six month period ended June 30, 2007 stock compensation expense increased our net loss for those periods by the same amount, and increased reported basic and diluted net loss per share by $.01. Basic and diluted net loss per share did change for the three-month period ended June 30, 2006 and increased $.01 for the six-month period ended June 30, 2006. Stock-based compensation expense had no impact on cash flows used in operations or cash flows from financing activities for the three and six months ended June 30, 2007 and 2006.

Net cash proceeds from the exercise of stock options were $60,600 and $60,600 for the three and six month ended June 30, 2007 and $111,005 and $557,005 for the three and six month period ended June 30, 2006, respectively. No income tax benefit was realized from stock option exercises during these periods, due to our net loss from operations for both periods.  In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The fair value of employee and non-employee stock-based awards, and the stock-based compensation expense for the three months ending June 30, 2007 and 2006, was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months
	Ended June 30,
	2007	2006

Employees:
Expected life in years	3.00	3.00 - 6.00
Volatility	66% - 156%	86% - 96%
Interest Rate	4.32% - 4.76%	4.98% - 5.00%
Yield Rate	0.00%	0.00%

The computation of expected volatility for the three months ended June 30, 2007 and 2006 is based on a combination of historical and market-based implied volatility. The computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity (including both employee and non-employee grants) for the six months ended June 30, 2007 was as follows:

			Weighted
	Shares		Average	Aggregate
	Available	Outstanding	Exercise	Intrinsic
	For Grant	Stock Options	Price	Value

Outstanding at January 1, 2007	1,310,270	8,091,569	$2.14	N/A
Granted	(1,014,167)	1,014,167	$1.87	N/A
Exercised through cash consideration	-	(60,000)	$1.01	$58,200
Retired or forfeited	521,241	(521,241)		N/A
Outstanding at June 30, 2007	817,344	8,524,495	$2.11	$(1,108,184)
Exercisable at June 30, 2007		6,193,977	$2.12	$(867,157)

The aggregate intrinsic value of total stock options outstanding and exercisable, and of total stock options exercised during the three months ended June 30, 2007 in the table above represent the total pretax intrinsic value (i.e., the difference between our closing stock price on June 30, 2007 and the weighted average exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. Aggregate intrinsic value changes as the fair market value of our stock changes.  The closing market price of the stock on June 30, 2007 was $1.98.

As of June 30, 2007 there was approximately $3.6 million of total unrecognized compensation expense, adjusted for forfeitures, related to unvested stock-based payments granted to employees and contractors, which is expected to be recognized over a weighted-average period of approximately 1.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock options outstanding and exercisable at June 30, 2007 are summarized in the table below.

	Total Options Outstanding as of June 30, 2007
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life
Range of exercise prices:
$0.52 - $0.99	407,500	$ 0.70	5.74
$1.00 - $1.99	2,809,328	$ 1.67	6.57
$2.00 - $2.99	4,582,226	$ 2.35	7.01
$3.00 - $3.99	725,441	$ 3.05	5.93
Total stock options outstanding
at June 30, 2007	8,524,495	$ 2.11	6.71

	Options Exercisable at June 30, 2007
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life
Range of exercise prices:
$0.52 - $0.99	407,500	$ 0.70	5.74
$1.00 - $1.99	1,894,765	$ 1.58	5.00
$2.00 - $2.99	3,166,271	$ 2.41	6.08
$3.00 - $3.99	725,441	$ 3.05	5.93
Total stock options exercisable
at June 30, 2007	6,193,977	$ 2.12	5.71

12.    Warrants and Stock Options

As of June 30, 2007, we had outstanding options to purchase up to 8,524,495 shares of common stock, and warrants to purchase up to 8,000,411 shares of common stock. These securities give the holder the right to purchase shares of our common stock in accordance with the terms of the instrument.

	Stock Options Outstanding

	Shares Available	Number of	Weighted Average	Warrants	Total Stock Options & Warrants
	for Grant	Shares	Exercise Price	Outstanding	Outstanding
Balance, December 31, 2006	1,310,270	8,091,569	$ 2.14	8,262,911	16,354,480
Granted	(1,014,167)	1,014,167	$ 1.87	—	1,014,167
Exercised	—	(60,000)	$ 1.01	—	(60,000)
Retired/forfeited	521,241	(521,241)		(262,500)	(783,741)
Balance, June 30, 2007	817,344	8,524,495	$ 2.11	8,000,411	16,524,906

Exercisable at June 30, 2007		6,193,977		7,813,814	14,007,791
Weighted average exercise price			$ 2.12	$ 2.89	$ 2.55
Weighted average remaining
contractual life - years			6.71	1.87	4.37

The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2007 was $0.87.

As of June 30, 2007, there were 817,344 options available in the option reserve for future grants.

The warrants outstanding as of June 30, 2007 are summarized in the table below:

		Exercise
		Prices	Year of
	Warrants	per Share	Expiration

Warrants purchased in private
placements:
	1,558,181	$ 2.00	2007
	3,782,230	$ 3.25	2008
	1,000,000	$ 3.25	2009
Subtotal	6,340,411

Warrant issued to customer for potential
future services and consultant for
current services:
	100,000	$ 3.50	2008
	50,000	$ 1.99	2009
Subtotal	150,000

Warrants issued to outside directors
and former employee:
	50,000	$ 6.38	2010
	850,000	$ 2.31 - 2.75	2011
	260,000	$ 2.35 - 2.60	2015
	350,000	$ 2.85	2016
Subtotal	1,510,000
Total warrants outstanding at
June 30, 2007	8,000,411

13.    Subsequent Event

On July 3, 2007, we reached agreement with our landlord, Bayside Plaza, a partnership, to extend our lease by one year. Our current lease runs through April 30, 2008 at $20,440 per month. The extension covers the period May 1, 2008 through April 30, 2009 at the rate of $34,200 per month. This represents a $410,400 rent commitment for the one-year extension period. The lease extension also includes an option, but not a commitment, to extend for the one-year period beginning on May 1, 2009 at the rate of $35,100 per month.

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

The Company

ANTs software inc. develops, markets and supports the ANTs Data Server (“ADS”) and is developing and pre-marketing the ANTs Compatibility Server (“ACS”). The ANTs Data Server is a relational database management system (“RDBMS”) that can dramatically reduce costs and can improve performance in a wide range of applications. The ANTs Compatibility Server is middleware that, for the first time, may allow portability of applications from one RDBMS to another with less cost and little to no code changes. ADS incorporates patented high-performance technologies developed by us. ACS is built on proprietary compatibility technologies developed by us. End-users of RDBMS’s, independent software vendors who bundle an RDBMS with their products and other RDBMS vendors can use the ADS and ACS to lower costs and gain competitive advantage.

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

Research and development related to the ANTs Data Server began in 2000, with the first beta version of the product released in late 2004 and the first commercial version released in 2005. Research and development related to the ANTs Compatibility Server began in 2006.

Technology and Intellectual Property

Overview

Beginning in 2000, we focused on development of the ANTs Data Server and core high-performance database technologies. In 2006, we began building compatibility technology into ADS and during the 2nd calendar quarter of 2007, after identifying a potential market for this compatibility technology, we began developing and pre-marketing the ANTs Compatibility Server as a separate middleware product. To date, our patented technologies and the majority of our proprietary technologies are related to the ANTs Concurrency Engine (“ACE”), the core engine at the heart of ADS.

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

The Data Processing Engine

For many years, shared data manipulation due to locking in the database has been the bottleneck in application performance and scalability. Our R & D team studied this problem and developed a revolutionary way of organizing the work associated with manipulating data. The data processing engine at the heart of the ANTs Data Server reorganizes tasks so as to avoid locking. The result is an entirely new approach to the process by which data is managed.

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

Our innovative lock-free data structure technology, which virtually eliminates index locking, allows index operations, which, to our knowledge, are not possible with existing RDBMS’s. Locks not only cause waiting, they also can cause severe cache synchronization conflicts, which ACE also eliminates. Operations that would significantly decrease performance in an index-dependent application, such as adding or modifying items, should, when using the ANTs Data Server, execute concurrently at maximum speed.

Using the ANTs Data Server, developers can design applications knowing that they will handle operations under loads that are now generally impossible, even when the data are rapidly changing. We have several patented and patent-pending designs for the implementation and deployment of lock-free data structures.

Patents

We have developed several patented technologies, all of which relate to ADS and several proprietary technologies which relate to both ADS and ACS. We have filed eleven patent applications to obtain protection for our intellectual property. We have been granted six patents. The remaining five applications are pending and we await the Patent and Trademark Office’s action on those. We also claim copyright, trade secret and trademark protection in aspects of our business and technology and new intellectual property is under development on an ongoing basis.

Product–The ANTs Data Server

The ANTs Data Server is an RDBMS that can dramatically reduce costs and can improve performance in a wide range of applications. The ANTs Concurrency Engine provides unique performance and cost-saving advantages that make ADS an attractive alternative to other RDBMS’s. End-users of RDBMS’s, independent software vendors who bundle an RDBMS with their products and other RDBMS vendors can use ADS or its technologies to lower costs and gain competitive advantage.

In addition to its unique performance technologies, ADS incorporates features that make it suitable for a wide range of applications, including:

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

The ANTs Compatibility Server

Applications written to work with one RDBMS are typically incompatible with other RDBMSs due to proprietary extensions developed and popularized by other RDBMS vendors. This has the effect of locking in customers to one RDBMS vendor because it will generally be cost-prohibitive and time-consuming to migrate an application, which currently works with one RDBMS to work with another RDBMS. We are developing middleware technology that natively translates these proprietary extensions from one RDBMS to another. This technology should allow customers to migrate applications from one RDBMS to another more easily and at less cost.

We are developing the underlying technologies related to ACS. We anticipate that we will begin limited pilot testing and product refinement during the remainder of 2007.

Sales and Marketing

The Market

The market for RDBMS products was $16 billion in 2006 growing to $21 billion by 2010 (according to IDC Research). Oracle, Microsoft and IBM control approximately 85% of this market. According to the numerous CTOs, database architects and application developers at the target Global 2000 enterprises with whom we have spoken, database infrastructure costs have become one of the most expensive line items in the IT budget. These Global 2000 enterprises typically have annual database “spends” in excess of tens and, in some cases, hundreds of millions of dollars; and their database budgets are growing annually. The migration cost from one RDBMS to another, even to a low-cost open-source RDBMS, is extensive due to lack of compatibility between the products’ proprietary extensions.

Strategy

    Our go-to-market strategy adapts with changes in the competitive structure of the RDBMS market.  The refinement of our strategy is a continuous and iterative process, reflecting our goal of providing a cost-effective solution across a wide variety of applications.  Our strategy has recently included:

•	Developing middleware that helps customers migrate applications among RDBMS’s.
•	Focusing on large enterprise customers who can realize significant savings by migrating applications away from expensive RDBMS’s and to the ANTs Data Server.
•	Focusing on industry segments where high-performance applications demand a high-performance database.
•	Selling the ANTs Data Server through two sales channels;
o	Through independent software vendors who will incorporate the ANTs Data Server with their own product which they will sell to their customers.
o
Through selling partners such as value added resellers and system integrators – companies which generally have deep expertise in certain vertical or geographical markets and who integrate the best products to develop complete solutions for their customers.

ACS provides a solution to the problem of RDBMS lock-in and cost escalation for major enterprises by enabling them to migrate applications among RDBMS’s.

Our high-performance technology makes ADS suitable as an alternative for new and existing applications where database performance is critical.  Such applications include:

•	High volume on-line transaction processing, in capital markets applications for example
•	Telecom – messaging applications
•	Real-time analytics for security and defense department applications

We have established relationships with a number of partners with whom we are bringing the ANTs Data Server to market. These partners include selling partners, with whom we are engaged as a means of gaining market distribution and access to customers, and independent software vendor (“ISV”) partners, who bundle the ANTs Data Server with their software products and sell a “turn-key” solution to customers. Following are select results of our partnering strategy:

IBM – through a multinational solutions engagement agreement, announced January 2007, that ADS may be sold through IBM contracts to customers worldwide. First success: ADS selected for deployment on IBM blade servers in Raytheon, Inc.’s ship board computing platform for the U.S. Navy.

Four Js Development Tools, Ltd.– selling a turnkey solution comprised of its application development tool, Genero, bundled with ADS (which is rebranded by Four Js as Genero db). First success: Genero db selected by a Fortune 100 retailer in mid-2006 for in-store applications. Now deployed in over 900 stores.

Singlepoint, Inc. (formerly Wireless Services Corporation) – bundling ADS with Singlepoint’s text messaging platform to provide high performance for wireless carriers. First success: ADS replaces Microsoft SQL Server at Sprint, processing over 12 million messages per day.

We intend to generate revenue through licensing, maintenance, and integration/customization fees. We intend to license ADS to independent software vendors and other partners whom we expect will customize it for use with their applications and use it for database compatibility purposes. We also intend to license ADS through re-sellers and system integrators.  We began selling the first commercial version of ADS in 2005, and have generated approximately $844,000 in revenues through June 30, 2007.

We intend to bring ACS to market through partners who will sell and support it. The most likely partners are the large database vendors. We are currently in early discussions with Oracle, Microsoft, IBM and Sybase regarding the resale and support of ACS.

Competition

We operate in the RDBMS segment of the software market and compete against other high-performance, general-purpose and compatible RDBMS’s.

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

We have identified one competitor in the “compatibility” segment. Enterprise DB, an open-source RDBMS. Currently applications must be ported to and hosted on the Enterprise DB product. In contrast, the ACS middleware is being developed to allow applications to be ported to and hosted on any of the major RDBMSs. The three largest RDBMS vendors, Oracle, IBM and Microsoft also encourage migration from competitive products through use of their migration tools. These tools often require substantial investment related to rewriting applications, retraining developers and purchasing additional database licenses. Customers with whom we have spoken are not receptive to migrating applications under such conditions with these tools.

Current Operations

Our operations currently comprise (i) marketing and supporting the ANTs Data Server, a relational database management system that can dramatically reduce costs and can improve performance in a wide range of applications, and (ii) research, development and early-stage business development related to the ANTs Compatibility Server. Our headquarters are located in Burlingame, California. We work with two contract development organizations in India and have individual contractors who provide development and consulting services from Europe, Australia and India as well as other parts of the United States.

We have financed operations through sales of the Company’s common stock and issuance of convertible promissory notes in private offerings to accredited investors. We expect to continue to raise capital for operations through such private offerings until such time as sales revenue offsets expenses. We believe we have sufficient funds to cover operations at the expected expense rate through fiscal year 2007. We anticipate our focus will be on research, development and business development of ACS and supporting ADS customers.

Results of Operations

Results of operations for the three and six months ended June 30, 2007 and 2006 are summarized below.

	Summary of Statements of Operations
	(in 000's)

	For Three Months Ended June 30,			For Six Months Ended June 30,

	2007	2006	% Change	2007	2006	% Change

Revenues	$21	$83	-75%	$91	$152	-40%
Cost of goods sold	7	15	-53%	9	15	-40%
Gross profit	$14	$68	-79%	$82	$137	-40%
Operating expenses	4,765	4,017	19%	8,549	6,846	25%
Loss from operations	(4,751)	(3,949)	20%	(8,467)	(6,709)	26%

Other income (expense), net	52	54	-4%	98	63	56%
Net loss	(4,699)	(3,895)	21%	(8,369)	(6,646)	26%

Net loss per share -
basic and diluted	$(0.08)	$(0.08)	0%	$(0.15)	$(0.14)	7%

Shares used in computing basic and
diluted net loss per share (in 000's)	56,461	51,776	9%	56,230	48,496	16%

Revenues

Revenues consist of license fees earned on the ANTs Data Server, amortization of prepaid deferred maintenance and support, royalties from third parties who resell ADS under their own label, and professional fees for consulting.

During the three and six-month periods ending June 30, 2007, we recognized $21 thousand and $91 thousand, respectively, in revenue, in accordance with our revenue recognition policy, of which:

$0 thousand and $51 thousand, respectively, was license fees
$21 thousand and $40 thousand were maintenance and support fees from the current and prior periods

Royalties from our partner Four Js for license of Genero db (ADS) to the Fortune 100 retailer were recognized in the 2nd quarter of 2006.

We deferred $64 thousand of maintenance and support fees invoiced during the three and six-month periods ending June 30, 2007.  These deferred fees are reflected on the balance sheets as deferred revenue.

During the three and six-month periods ending June 30, 2006, we recognized $83 thousand and $152 thousand, respectively, in revenue, in accordance with our revenue recognition policy, of which:

$10 thousand and $52 thousand, respectively, was license fees
$33 thousand and $60 thousand were maintenance and support fees from the current and prior periods

We deferred $15 thousand and $67 thousand of the maintenance and support fees invoiced during the three and six-month periods ending June 30, 2006. These deferred fees were reflected on the balance sheets as deferred revenue.

Cost of Goods Sold

Cost of goods sold during the three and six-month periods ending June 30, 2007 was $7 thousand and $9 thousand, respectively. Cost of goods sold during the three and six-month periods ending June 30, 2006 was $15 thousand and $15 thousand, respectively. Costs of goods sold comprise payments for third-party commissions and services, and equipment needed to install the ANTs Data Server at a customer site.

Overview of Operating Expenses

During the second quarter of 2007 we accelerated the change in strategic direction begun during the last quarter of fiscal 2006 by (i) significantly ramping up development of the ANTs Compatibility Server and (ii) re-focusing marketing and selling efforts towards partners rather than end-users. Toward these ends, we shifted R&D staff and technical sales staff to ACS development, implemented an aggressive recruiting campaign to attract engineering resources and significantly reduced sales personnel and marketing programs. As a result, research and development expenses increased significantly, while sales and marketing expenses decreased significantly when comparing the quarters ending June 30, 2006 and 2007.

General and administrative expense increased substantially over 2006 primarily due to (i) one-time events - separation agreements for our chairman and two former employees; (ii) as we increased staff in order to meet the extensive process and reporting requirements related to our first-time compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and; (iii) a revised salary and bonus agreement for our president and CEO.

The change in average full-time equivalent employees (“FTE”) from the second quarter of 2006 to the second quarter of 2007 is shown in the table below.

					Change from
	Avg. FTE	% of	Avg. FTE	% of	2006 to 2007
	FYTD 2007	Total	FYTD 2006	Total	No.	%

Sales and Marketing	8	17%	15	35%	(7)	-47%
Research and Development	32	67%	22	51%	10	45%
General and Administrative	8	17%	6	14%	2	33%
Totals	48	100%	43	100%	5	12%

Operating expenses by department for the three and six months ending June 30, 2007 and 2006 were as follows:

	Operating Expenses - Three Months ended June 30,

	2007			2006
			% Change vs.
	$ in 000's	% of Total	Prior Period	$ in 000's	% of Total

Sales and marketing	$749	16%	-52%	$1,560	39%
Research and development	2,396	50%	62%	1,479	37%
General and administrative	1,621	34%	66%	978	24%
Total operating expenses	$4,766	100%	19%	$4,017	100%

	Operating Expenses - Six Months ended June 30,

	2007			2006
			% Change vs.
	$ in 000's	% of Total	Prior Period	$ in 000's	% of Total

Sales and marketing	$1,849	22%	-30%	$2,631	38%
Research and development	4,271	50%	58%	2,710	40%
General and administrative	2,429	28%	61%	1,505	22%
Total operating expenses	$8,549	100%	25%	$6,846	100%

In accordance with Financial Accounting Standards Board Statement No. 123 (R) “Share-Based Payment”(“SFAS 123R”), as of January 1, 2006, we began recognizing employee stock-based compensation expense related to employee stock option vesting in the statement of operations. The Statement and its application to our financial statements are discussed in greater detail in “Critical Accounting Estimates” below.

The total stock-based employee compensation expense recognized in the three months ending June 30, 2007 and 2006 was $377 thousand and $218 thousand, respectively. The total stock-based employee compensation expense recognized in the six months ending June 30, 2007 and 2006 was $683 thousand and $310 thousand, respectively. The reason for the large variance in stock-based compensation expense is that at the end of 2005 we accelerated vesting of existing options and recorded the associated expense at December 31, 2005. When SFAS 123R was implemented at the beginning of 2006 we had few options subject to the new accounting standard. Options issued during the first half of 2006 and through the second quarter of 2007 began generating vesting expense under SFAS 123R. By the end of the second quarter of 2007 we were recording the cumulative effect of all stock options granted and vesting over six quarters compared to just two quarters in the first half of 2006.

As in prior years, we continued to recognize stock option vesting expense related to stock option awards to outside consultants in professional fees. During the three-month period ended June 30, 2007 professional fees included $1.4 thousand of this expense, compared to $3.3 thousand during the same period of 2006. Expense details, including employee stock-based compensation expense, by functional area (departments) are discussed below.

During the six month period ended June 30, 2007, professional fees accounted for $15.5 thousand of stock-based compensation expense, compared to $7.2 thousand during the same period of 2006. Expense details, including employee stock-based compensation expense, by functional area (departments) are discussed below.

Sales and Marketing Expenses

Sales and marketing expenses during the first two quarters of 2006 and 2007 consisted primarily of employee salaries and benefits (including stock-based compensation), consultants’ fees, travel, marketing programs (trade shows, public relations, lead generation programs), marketing and sales literature and presentations, technical pre-sales consulting and allocation of corporate overhead.

Changes to key sales and marketing expenses for the three and six months ended June 30, from 2006 to 2007 (in 000's):

	Three Months		Percent	Six Months		Percent
	2007	2006	Change	2007	2006	Change
Employee compensation and benefits	333	638	-48%	966	1,228	-21%
Marketing & presales support	305	644	-53%	557	975	-43%
Travel & Entertainment	63	204	-69%	177	309	-43%
Stock-based compensation	27	48	-44%	95	73	30%

Total S&M expenses decreased by $811 thousand in the second quarter of 2007 compared to the same period in 2006 as a result of our change in go-to-market strategy, selling through partners, rather than selling directly to end-users and shifting pre-sales technical staff to R&D. Employee-related expenses decreased due to personnel reductions (average FTE of 15 in 2006 to 8 in 2007), and expenses related to direct marketing activities such as trade shows, advertising other marketing events travel and entertainment expenses decreased as we participated in fewer outbound marketing and sales events and instead focused our efforts on marketing and selling to a smaller number of larger partners.

Total S&M expenses decreased by $782 thousand in the first half of 2007 compared to the same period in 2006 as a result of our change in go-to-market strategy, selling through partners, rather than selling directly to end-users. Employee-related expenses decreased due to personnel reductions (average FTE of 14 in 2006 to 8 in 2007), and expenses related to direct marketing activities such as trade shows, advertising other marketing events travel and entertainment expenses decreased as we participated in fewer outbound marketing and sales events and instead focused our efforts on marketing and selling to a smaller number of larger partners. Employee stock-based compensation expense increased year-over-year as we were recording the cumulative effect of all stock options granted and vesting over six quarters compared to just two quarters in the first half of 2006.

For the remainder of fiscal 2007, we expect S&M expenses will continue to decline as average FTE’s decline and we focus on selling and marketing ADS and ACS through partners.

Research and Development Expenses

Research and development expenses consist primarily of employee salaries and benefits (including stock-based compensation), fees to off-shore contract development organizations, depreciation on equipment and software, and allocation of corporate overhead. In 2006 R&D focused primarily on supporting sales activities by adding new features, and testing and refining ADS. Significant increases in R&D expenses during fiscal 2006 were driven by changes in our strategy to include compatibility features in ADS. During the last half of fiscal 2006 we significantly increased personnel in R&D and during the first half of fiscal 2007 we began developing ACS and added significantly to our overseas contract R&D teams.

Changes to key research and development expenses for the three and six months ended June 30, from 2006 to 2007 (in 000's):

	Three Months		Percent	Six Months		Percent
	2007	2006	Change	2007	2006	Change
Employee compensation and benefits	$ 1,568	$ 991	58%	$ 2,939	$ 1,883	56%
On- and off-shore contractors	542	279	94%	814	488	67%
Stock-based compensation	177	67	164%	303	123	146%
Equipment and computer supplies	10	76	-87%	17	90	-81%

Total R&D expenses increased by $917 thousand in the second quarter of 2007 compared to the same period in 2006, due primarily to the following: 1) employee-related expenses rose as R&D staffing increased (average FTE of 22 in 2006 to 32 in 2007); 2) greater use of on and off-shore consultants; 3) employee stock-based compensation expense increased as we were recording the cumulative effect of all stock options granted and vesting over six quarters compared to just two quarters in the first half of 2006 and; 4) approximately $60 thousand of the expense related to equipment and computer supplies for 2006 is a result of an accounting adjustment based on an internal audit in which we determined that we should have expensed rather than capitalized certain equipment based on our fixed asset policy.

Total R&D expenses increased by $1.6 million in the first half of 2007 compared to the same period in 2006, due primarily to the following: 1) employee-related expenses rose as R&D staffing increased (average FTE of 22 in 2006 to 32 in 2007); 2) greater use of on and off-shore consultants; 3) employee stock-based compensation expense increased as we were recording the cumulative effect of all stock options granted and vesting over six quarters compared to just two quarters in the first half of 2006 and; 4) approximately $60 thousand of the expense related to equipment and computer supplies for 2006 is a result of an accounting adjustment based on an internal audit in which we determined that we should have expensed rather than capitalized certain equipment based on our fixed asset policy.

For the remainder of fiscal 2007, we expect R&D expenses will increase moderately as we intensify efforts to bring ACS to market by the end of the year.

General and Administrative

General and administrative expenses comprise primarily employee salaries and benefits (including stock-based compensation), professional fees (legal, accounting, investor relations, and recruiting), facilities expenses and insurance.

Changes to key general and administrative expenses for the three and six months ended June 30, from 2006 to 2007 (in 000's):

	Three Months		Percent	Six Months		Percent
	2007	2006	Change	2007	2006	Change
Employee compensation and benefits	$ 932	$ 361	158%	$ 1,246	$ 623	100%
Stock-based compensation	172	99	74%	222	107	107%
Professional fees	342	403	-15%	689	544	27%
Debt Issuance Costs	109	—	N/A	170	—	N/A

Total G&A expenses increased by $643 thousand in the second quarter of 2007 compared to the same period in 2006, due primarily to the following: 1) employee-related expense increased by $507 thousand related to a one-time severance agreement between us and Mr. Francis Ruotolo, our chairman, who on June 26, 2007 terminated as an employee and executive chairman while remaining non-executive chairman and by $62 thousand due to a bonus paid to our CEO pursuant to his employment agreement; 2) employee stock-based compensation expense increased: a) as we were recording the cumulative effect of all stock options granted and vesting over six quarters compared to just two quarters in the first half of 2006 and, b) pursuant to separation agreements with two former employees, we recognized approximately $50 thousand in expense related to the extension of their option exercise period, 3) an increase in professional fees related to director compensation, offset by the fact that fees have not yet been incurred in our second year of Sarbanes Oxley compliance, and; 4) amortization of debt issuance costs related to the closing of the J Unit financing in January 2007.

Total G&A expenses increased by $924 thousand in the first half of 2007 compared to the same period in 2006, due primarily to the following: 1) employee-related expense increased by $507 thousand related to a severance agreement between us and Mr. Francis Ruotolo, our chairman, who on June 26, 2007 terminated as an employee and executive chairman while remaining non-executive chairman and also increased by $62 thousand due to a bonus paid to our CEO pursuant to his employment agreement; 2) employee stock-based compensation expense increased: a) as we were recording the cumulative effect of all stock options granted and vesting over six quarters compared to just two quarters in the first half of 2006 and, b) pursuant to separation agreements with two former employees, we recognized approximately $50 thousand in stock compensation expense related to the extension of their option exercise period, 3) an increase in professional fees related to director compensation, offset by the fact that fees have not yet been incurred in our second year of Sarbanes Oxley compliance, and; 4) amortization of debt issuance costs related to the closing of the J Unit financing in January 2007.

Beginning in 2007, outside directors are paid cash compensation in consideration for their service on the board of directors. During the second quarter of 2007 directors earned cash compensation of $49 thousand for board services during the quarter.  During the first six months directors earned aggregate cash compensation of $127 thousand that includes a one-time payment of $50 thousand to Mr. Homer Dunn in recognition of six years of service on the board. Mr. Dunn resigned as director in January 2007. In addition, we recognized stock based compensation expense related to vesting of outside director stock options and warrants of $30 thousand and $33 thousand, respectively, during the second quarter 2007. We recognized $30 thousand and $81 thousand, respectively, of stock based compensation expense related to vesting of outside director stock options and warrants during the first six months of 2007. Total outside director compensation expense for the second quarter of 2007 was $59 thousand. There was no outside director cash compensation for the same period in 2006

For the remainder of fiscal 2007, we expect G&A expenses will decrease moderately as the full effect of personnel reductions and other cost reductions are realized.

Other Income (Expense), Net

The components of other income (expense), net, and the changes therein for the three and six months ended June 30, from 2007 to 2006, are as follows (in 000’s):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2007	2006	% Change	2007	2006	% Change
Other income (expense):
Interest income	$114	$54	111%	$200	$64	213%
Gain on legal settlement and other	1	2	-50%	2	3	-33%
Interest expense - Cash	(163)	(2)	8050%	(268)	(4)	6600%
Interest expense - Convertible Note Payable	100	—	N/A	164	—	N/A
Other income (expense), net	$52	$54	-4%	$98	$63	56%

During the three months ended June 30, 2007 and 2006, Other Income (Expense), net was $52 thousand and $54 thousand, respectively. The change in activity resulted from two main factors: interest income grew significantly and interest expense, (both cash and non-cash) increased.

The increase in interest income was driven by two factors: First, we invested in higher-yielding money market funds in 2007 compared to a minimum-yield bank investment product in 2006.  The average rate of return during the second quarter of 2007 was 3.8% compared with .6% during the same period in 2006. Second, our average cash balance was approximately $500 thousand higher during the quarter-ended June 30, 2007 as compared to the same quarter in 2006.

Interest expense increased due to our issuance of convertible promissory notes valued at $6,500,000 through the first quarter of 2007. There were no such interest-paying instruments issued in the first quarter of 2006. Quarterly interest expense on the convertible promissory notes was offset somewhat by the accretion of the premium on the convertible promissory notes.

During the six months ended June 30, 2007 and 2006, Other Income (Expense), net was $98 thousand and $63 thousand, respectively. The change in activity resulted from two main factors: interest income grew significantly and interest expense, (both cash and non-cash) increased.

The increase in interest income was driven by two factors. First, we invested in higher-yielding money market funds in 2007 compared to a minimum-yield bank investment product in 2006.  The average rate of return during the first half of 2007 was 4.5% compared with .9% during the same period in 2006. Second our average cash balance was approximately $1.8 million higher during the six months ended June 30, 2007 as compared to the same quarter in 2006.

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

We have three potential funding sources:  1) raising funds through private placements of our stock and warrants; 2) as we develop close relationships with large partners, we plan to pursue strategic investments from those partners; and 3) revenue generated from the licensing of the ANTs Data Server and the ANTs Compatibility Server (which is still in development). Revenue to date has been minimal. There can be no assurance that any or all of these sources will provide sufficient funds to support our operations beyond fiscal year 2007.  We intend to continue our acquisition of computer-related equipment to expand and update our computer laboratory; however, we presently have no commitments to acquire assets that would have a material impact on the balance sheet or statement of cash flows.  We plan to fund all such equipment acquisitions with cash provided by operations and/or cash received from financing activities.

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

For the six months ended June 30, 2007, we entered into agreements with accredited investors to purchase 220 J Units, raising $11,000,000. Pursuant to the sale, we issued 3,142,700 shares of our common stock at a share price of $1.75 totaling $5,500,000 and issued Notes with an initial face value of $5,500,000. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Notes mature 24 months from the issuance date, and are convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00.  The Notes are prepayable without penalty upon 30 days notice.  The Notes are convertible at our election, in the event the closing price of our common stock equals or exceeds $4.00 per share, and if converted at our election, we have agreed to register the shares of stock issuable upon conversion. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

For the six months ended June 30, 2007, operations used approximately $7.2 million, in cash.  Investing activities utilized another $192 thousand.  Thus, total cash outflow for the six months ended June 30, 2007, was approximately $7.4 million.

As of June 30, 2007, we had approximately $7.2 million in cash on hand to fund operations and equipment purchases.  We anticipate that, at our current levels of revenues and expenditures, the $7.2 million cash balance will fund operations through the fiscal year 2007. Should we need to secure additional financing, we believe that due to an uncertain investment climate, securing additional financing will be difficult.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had certain off-balance sheet arrangements as described below.

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

We recognize rent expense for this lease in accordance with Financial Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”  The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term.  This results in monthly rental expense of $16,668.  During the three and six months ended June 30, 2007, we recognized a total of $50,004 and $100,008 respectively in rental expense for this lease.  During the same period in 2006, we recognized $50,004 and $100,008 respectively in rental expense.

As of June 30, 2007, the total remaining unamortized deferred rent is $37,717. This amount represents the difference between the total amount of rent recognized (expensed) on a straight-line basis and the actual rent payments to be made over the remaining lease term. The $37,717 is included as a current liability in accounts payable and other accrued expenses on the balance sheet.  As of June 30, 2007 the total remaining off-balance sheet lease obligation is $204,400.

The table below presents our total long-term contractual obligations as of June 30, 2007, for both on and off-balance sheet categories.

		Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$204,400	$204,400	—	—	—

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

There have been no significant changes in our critical accounting estimates during the three months ended June 30, 2007 as compared to the critical estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Effective January 1, 2007, we implemented the reporting requirements of Financial Accounting Standards Interpretation, FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income it can earn on our investment portfolio. Our investment portfolio consists of liquid investments that have maturities of three months or less. Our risk associated with fluctuating interest income is limited to investments in interest rate sensitive financial instruments. Under our current policy, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk by investing in short-term investment grade securities.

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

ITEM 1A.   RISK FACTORS

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

We are at an early stage of development and our revenue will depend upon market acceptance and utilization of our products and services. Our products are under constant development and are still maturing. Some customers may be reluctant to purchase products from a company with unproven products, uncertain finances, or less-experienced support department. Also, due to economic conditions some potential customers may have tightened budgets for evaluating new products and technologies and the evaluation cycles may be much longer than in the recent past. There can be no assurance that our product and technology development or support efforts will result in new products and services, or that they will be successfully introduced.

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

For the three months ended June 30, 2007 one of our largest customers accounted for approximately 40% of our revenue. A decrease in revenue from any of our largest customers for any reason, including a decrease in pricing or activity, or a decision to either utilize another vendor or to no longer use some or all of the products and services we provide, could have a material adverse effect on our revenue.

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

We may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management.  To manage this possible growth effectively, we will need to continue to improve our operational, financial and management information systems will possibly need to create entire departments that do not now exist, and hire, train, motivate and manage a growing number of staff.  Due to a competitive employment environment for qualified technical, marketing and sales personnel, we expect to experience difficulty in filling our needs for qualified personnel.  There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on our financial condition and results of operations.

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

Our Bylaws provide for a Board of Directors to be elected in three classes.  This classified Board may make it more difficult for a potential acquirer to gain control of us by using a proxy contest, since the acquirer would only be able to elect approximately one-third of the directors at each shareholders’ meeting held for that purpose.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on May 11, 2007.  Of the 56,230,135 shares entitled to vote at the meeting, 38,961,261 shares were voted.  The results were as follows:

Proposal number 1 – Election of Two Class 1 Directors:

	FOR	WITHHELD
Thomas Holt	37,460,651	1,500,610
Joseph Kozak	38,459,329	501,932

Proposal number 2 – Ratification of the selection of Burr, Pilger & Mayer, LLP, as independent accountants for the Company for the calendar year ending December 31, 2007:

FOR	AGAINST	ABSTENTION
38,629,049	96,859	235,353

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of our, filed as Exhibit 3.1 to our 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of our, filed as Exhibit 3.2 to our 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
10.1	Employment Agreement with Chairman of the Board, Francis K. Ruotolo.
10.2	Employment Agreement with Chief Executive Officer and President, Joseph Kozak.
10.3	Employment Agreement with Chief Financial Officer and Secretary, Kenneth Ruotolo
10.4	Retirement and Board Service Agreement with Chairman of the Board, Francis K. Ruotolo
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

During the fiscal quarter covered by this report, we filed the following reports on Form 8-K:

1)	On April 16, 2007, we announced the appointment of Ari Kaplan to the Board of Directors;
2)
On April 19, 2007, we clarified and corrected information contained in a summary of a conversation that had taken place between company employees and an attendee at the International Oracle User’s Group conference on April 17, 2007. The summary of the conversation had been posted on an independent investor web site.

3)
On May 4, 2007, we announced we have amended the employment agreement with Chief Executive Officer, Joseph Kozak to increase his compensation. We also cancelled a stock option and granted a stock option to Mr. Kozak.

4)	On May 17, 2007, we announced the appointments of Craig L. Campbell and Robert T. Jett were appointed to the Board of Directors as a Class 2 and Class 3 directors, respectively.
5)	On June 28, 2007, we announced the Company entered into a Retirement and Board Service Agreement with Mr. Francis Ruotolo.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTs software inc.

Date: August 9, 2007	By:	/s/ Joe Kozak
Joe Kozak, Chief Executive Officer and President

Date: August 9, 2007	By:	/s/ Kenneth Ruotolo
Kenneth Ruotolo, Chief Financial Officer and Secretary