Form 10-Q
period 2007-09-30
ANTS SOFTWARE INC
filed 2007-11-08
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

57,398,445 shares of common stock as of November 5, 2007

TABLE OF CONTENTS

PART I.  Financial Information

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of September 30, 2007 and December 31, 2006	3
	Condensed Statements of Operations for the Three & Nine Months ended September 30, 2007 & 2006	4
	Condensed Statements of Cash Flows for the Three & Nine Months ended September 30, 2007 & 2006	5
	Notes to Condensed Financial Statements	6-18
Item 2.	Management’sDiscussion and Analysis of Financial Condition and Results of Operations	19-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II.  Other Information

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

ANTS SOFTWARE INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2007	2006
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$4,238,945	$4,698,949
Accounts receivable	78,330	68,145
Prepaid insurance and other expenses	216,251	118,654
Total current assets	4,533,526	4,885,748
Restricted cash	192,574	190,958
Prepaid expense from warrant issued to customer	72,092	115,347
Prepaid debt issuance cost	591,074	33,645
Property and equipment, net	609,544	736,053
Other assets	34,420	34,420
Total assets	$6,033,230	$5,996,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$695,181	$626,011
Accrued bonuses, commissions and severance payable	26,250	179,127
Accrued vacation payable	224,043	175,237
Deferred revenues	82,762	56,819
Total current liabilities	1,028,236	1,037,194
Long-term liabilities:
Accrued rent	-	15,087
Notes Payable, includes debt premium of $541,579 and $120,880, net
in 2007 and 2006, respectively	7,041,579	1,120,880
Total liabilities	8,069,815	2,173,161

Commitment and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
no shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,
57,126,545 and 53,188,485 shares issued and outstanding, respectively	5,713	5,319
Common stock subscribed, not issued	-	1
Additional paid-in capital	68,867,235	62,469,426
Accumulated deficit	(70,909,533)	(58,651,736)
Total stockholders’ (deficit) equity	(2,036,585)	3,823,010
Total liabilities and stockholders' (deficit) equity	$6,033,230	$5,996,171

See Notes to Condensed Financial Statements

ANTS SOFTWARE INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Licenses and royalties	$200,000	$11,364	$250,625	$103,426
Maintenance	26,964	25,484	66,933	85,069
Professional services	-	11,364	-	11,364
Total revenues	226,964	48,212	317,558	199,859

Cost of Revenues:
Licenses and support services	2,401	2,000	11,877	17,096
Gross profit	224,563	46,212	305,681	182,763

Operating Expenses:
Sales and marketing	547,455	1,378,552	2,396,756	4,010,123
Research and development	2,637,841	2,058,145	6,908,858	4,767,956
General and administrative	935,618	1,091,430	3,364,623	2,596,034
Total operating expenses	4,120,914	4,528,127	12,670,237	11,374,113
Loss from operations	(3,896,351)	(4,481,915)	(12,364,556)	(11,191,350)

Other income (expense):
Interest income	70,803	89,422	270,864	153,463
Gain on legal settlement	1,599	(163)	3,599	2,837
Interest expense	(64,090)	-	(167,704)	(3,766)
Other income, net	8,312	89,259	106,759	152,534
Net loss	$(3,888,039)	$(4,392,656)	$(12,257,797)	$(11,038,816)

Basic and diluted net loss per common share	$(0.07)	$(0.08)	$(0.22)	$(0.22)
Shares used in computing basic and diluted
net loss per share	56,622,605	52,053,558	56,361,987	49,695,060

See Notes to Condensed Financial Statements

ANTS SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(12,257,797)	$(11,038,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	322,562	254,151
Amortization of accrued rent, net of cash payments	(22,265)	(1,825)
Amortization of warrant issued to customer	43,255	43,255
Accretion of premium on note payable	(265,041)	-
Amortization of debt issuance cost	278,186	-
Bad debt expense, net of write-offs of uncollectible accounts	-	33,738
Compensation expense on modification of stock options	54,060	264,750
Compensation expense recognized on vesting of non-employee stock options	36,831	25,657
Compensation expense recognized on vesting of employee stock options	1,006,175	640,761

Changes in operating assets and liabilities:
Accounts receivable	(10,184)	(23,505)
Prepaid insurance and other expenses	(97,597)	(158,215)
Accounts payable and other accrued expenses	110,758	(217,866)
Accrued bonuses, commissions and severance payable	(152,877)	(175,000)
Accrued vacation	48,806	22,804
Deferred revenue	25,943	62,919
Net cash used in operating activities	(10,879,185)	(10,267,192)

Cash flows used in investing activities:
Investment in restricted asset	(1,616)	(80,559)
Purchases of office furniture, fixtures and equipment and security deposits	(196,053)	(490,505)
Net cash used in investing activities	(197,669)	(571,064)

Cash flows from financing activities:
Proceeds from private placements - equity, net of commissions	5,018,574	9,072,253
Proceeds from private placements - convertible promissory note, net of commissions	4,881,426	-
Proceeds from exercise of options	60,600	593,954
Proceeds from exercise of warrants, net of commissions	656,250	125,873
Proceeds from common stock subscribed for private placement units	-	-
Net cash provided by financing activities	10,616,850	9,792,080

Net decrease in cash and cash equivalents	(460,004)	(1,046,176)
Cash and cash equivalents at beginning of period	4,698,949	6,381,932
Cash and cash equivalents at end of period	$4,238,945	$5,335,756

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$432,746	$-

Non-cash investing and financing activities:
Common stock issued for subscribed shares at December 31, 2005	$-	$243,608
Allocation of stockholders' equity to premium on convertible note	$685,740	$-
Allocation of a portion of placement agent commissions to debt issuance costs	$835,616	$-
Adjustment for stock options exercised	$34,410	$-

See Notes to Condensed Financial Statements

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

There have been no significant changes in our significant accounting policies during the three months ended September 30, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Effective January 1, 2007, we implemented the reporting requirements of Financial Accounting Standards Interpretation, FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected in the future.

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

Management has evaluated our current financial position and anticipates that cash on hand will be sufficient to fund operations and investments in capital equipment into the second fiscal quarter of 2008 at current levels of revenue and expenditures.

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

Research and Development Expenses

We account for research and development (“R&D”) costs in accordance with Statement of Financial Accounting Standards No. 86,“Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Our research and development expenses consist primarily of personnel-related expenses, lab supplies and operational costs, and depreciation on equipment.  To date, we have expensed all of our R&D costs in the periods in which they were incurred, as our process for developing our products has been essentially completed concurrent with the establishment of technological feasibility.

Stock-Based Compensation Expense

We have a stock-based employee and director compensation plan (the ANTs software inc. 2000 Stock Option Plan or the “Plan”).  Since January 1, 2006, we have been using the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement” or “SFAS 123(R)”), to account for stock-based award compensation expense. Our stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”).  Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years.

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

We adopted the provisions of FIN 48 on January 1, 2007.

Recent Accounting Pronouncements

With the exception of the Financial Accounting Standards Board Statement discussed below, there have been no significant changes in recent accounting pronouncements during the three months ended September 30, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The following table presents the calculation of basic and diluted net loss per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net Loss	$(3,888,039)	$(4,392,656)	$(12,257,797)	$(11,038,816)
Weighted average shares of common stock
outstanding - basic and dilutive	56,622,605	52,053,558	56,361,987	49,695,060

Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.22)	$(0.22)

As of September 30, 2007, we had $6.5 million in promissory notes outstanding, which are convertible into 3,250,000 shares of common stock at a price of $2.00 per share and if all notes are converted, we will issue 183,980 shares of common stock to a placement agent in consideration for services, at a price of $2.20 per share. As of September 30, 2006, we had no convertible promissory notes.  As of September 30, 2007 we had outstanding stock options for the purchase of up to 8,831,349 shares of common stock at prices ranging from $0.52 to $3.20 per share and as of September 30, 2006, we had outstanding stock options for the purchase of up to 7,806,562 shares of common stock at prices ranging from $0.52 to $6.38.  As of September 30, 2007 we had outstanding warrants for the purchase of up to 7,475,411 shares of common stock at prices ranging from $1.99 to $6.38 per share and as of September 30, 2006 we had outstanding warrants for the purchase of up to 8,212,911 shares of common stock at prices ranging from $1.99 to $7.25 per share.  At September 30, 2007 and 2006, outstanding stock options, warrants and potential debt conversion shares, which were anti-dilutive and therefore not included in the computation of diluted net loss per share, totaled 19,740,740 and 16,019,473, respectively.

4.    Prepaid Expense from Warrant Issued to Customer

Prepaid expense from warrant issued to customer, net, consists of an original charge of $173,021 related to the issuance of a warrant to a customer in 2005 to purchase 100,000 shares of our Common Stock, in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server to our customers should we be unable to provide such services.  The fair value of the warrant was calculated using the Black-Scholes valuation model.  The warrant has an exercise price of $3.50 per share and may be exercised until July 2008.  The prepaid expense is being amortized over 36 months into general and administrative expenses on a straight-line basis and commenced January 2006.  Amortized expense for the three and nine months ended September 30, 2007 was $14,418 and $43,254, respectively. Amortized expense for the three and nine months ended September 30, 2006 was $14,418 and $43,255, respectively. The unamortized balance of this prepaid expense from warrant issued to customer totaled  $72,092 as of September 30, 2007.

The prepaid expense is being evaluated periodically for signs of impairment, and will be written down to its impaired value as necessary, in accordance with the guidance in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

5.    Prepaid Debt Issuance Costs

As of September 30, 2007, prepaid debt issuance costs are $591,074. The debt issuance costs are being amortized into general and administrative expense using the interest method over the life of the associated debt, 24 months. Amortization of these costs commenced on January 1, 2007 and totaled $108,658 and $278,186, respectively, for the three and nine months ended September 30, 2007. There were no such costs for the three and nine months ended September 30, 2006. The prepaid debt issuance costs are discussed in greater detail in Note 8 to these financial statements.

6.    Deferred Revenues

Deferred revenue is comprised of license fees and annual maintenance and support fees. License fees are recognized upon customer acceptance of the product. Annual maintenance and support fees are being amortized ratably into revenue on the statement of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product. The amount of deferred revenue on the balance sheet at September 30, 2007 is $82,762, all of which is maintenance and support fees. During the three and nine months ended September 30, 2007, we recognized $26,964 and $66,933, respectively, in deferred revenue in the statement of operations. During the three and nine months ended September 30, 2006, we recognized $25,484 and $85,069, respectively, in deferred revenue in the statement of operations.

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

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our Provision for (benefit from) Income Taxes did not change. As of September 30, 2007, we had no amount accrued for payment of interest and penalties related to unrecognized tax benefits (and no amounts as of the adoption date of FIN 48).  For the three and nine months ended September 30, 2007, we recognized no amounts of interest and penalties related to unrecognized tax benefits in our provision for income taxes.

The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.  As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. At December 31, 2006 we recorded a valuation allowance for the total deferred tax assets as a result of uncertainties regarding the realization of the asset based upon the lack of profitability and the uncertainty of future profitability. This valuation allowance offsets any changes to the liability. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48.  Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and for the three and nine months ended September 30, 2007 was $685,000 and $685,000, respectively. Also, we had no amounts of unrecognized tax benefits that, if recognized, would affect our effective tax rate for January 1, 2007 and September 30, 2007.

Our only major tax jurisdiction is the United States.  The tax years 1993 through 2006 remain open and subject to examination by the appropriate governmental agencies in the U.S.

As a result of the implementation of FIN 48, we have not recognized an increase in the liability for unrecognized tax benefits.

8.    Convertible Promissory Notes

In December 2006 our Board of Directors approved the terms of a private offering to raise additional working capital. The private offering consisted of units (the “J Units”) sold at a per unit price of $50,000 with each J Unit comprised of (i) 14,285 shares of our common stock (issued at a per share price of $1.75) and (ii) a convertible promissory note (the “Note”) with an initial face value of $25,000.   The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. Each Note matures 24 months from its issuance date, and is convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00.  The Notes are prepayable without penalty upon 30 days notice.  The Notes are convertible at our election in the event the closing price of our common stock equals or exceeds $4.00 per share, and if converted at our election, we have agreed to register the shares of stock issuable upon conversion. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

In December 2006, we sold 40 J Units to accredited investors, raising $2 million and issued 571,400 shares of common stock and Notes with an aggregate face value of $1 million.  In January 2007, we sold 180 J Units to accredited investors, raising $9 million, and issued 2,571,300 shares of common stock and Notes with an aggregate face value of $4.5 million.  In March 2007, we sold 40 J Units to accredited investors, raising $2 million, and issued 571,400 shares of common stock and Notes with an aggregate face value of $1 million.

In accordance with generally accepted accounting principles (“GAAP”), we applied the guidance in Accounting Principles Board (“APB”) No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and Emerging Issues Task Force (“EITF”) 00-27, “Application of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Feature or Contingent with Adjustable Conversion Ratios, to Certain Convertible Instruments” to allocate the proceeds between the common stock and the Notes based on their relative fair values. The allocation resulted in a premium of $533,700 and $152,040 respectively, for the January 2007 and March 2007 Notes. The premium is included in Notes Payable on the balance sheet at September 30, 2007. The premium is amortized as a reduction to Interest Expense on a straight-line basis over the life of each Note. The premium amortization relating to these notes as well as those outstanding as of December 31, 2006 totaled $100,828 and $265,042 for the three and nine months ended September 30, 2007, respectively.

As a commission for the sale of the January 2007 and March 2007 J Unit sales and placement of the Notes, we paid $1,100,000 in cash commissions and issued 199,980 shares of common stock to a placement agent. The shares are contractually valued at $1.93 per share or $385,961. The total commission value of $1,485,961 was allocated between debt issuance costs and additional paid-in capital as a cost of raising the funds, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable and stockholders’ equity.  This resulted in (i) an increase to debt issuance costs of $835,616, amortizable over the life of each Note and (ii) and increase to additional paid-in capital of $650,345.  Unamortized debt issuance costs related to these issuances as well as those outstanding at December 31, 2006 totaled $591,074 as of September 30, 2007. The debt issuance cost is being expensed on a straight-line basis over the life of each Note. For the three and nine months ended September 30, 2007 the amount expensed totaled $108,658 and $278,186, respectively. The shares issued to the placement agent in the second quarter of 2007 for all J Unit sales beginning in December 2006 total 210,360 and are shown on the balance sheet in common stock at their par value of $21.

9.    Commitments and Contingencies

Lease Commitment

As of September 30, 2007, we leased office facilities under a non-cancelable operating lease.  Future minimum lease payments required under the non-cancelable leases are as follows:

Payments Due by Period	Operating Leases
Less than 1 Year	$314,080
More than 1 Year	239,400
Total minimum lease payments	$553,480

On April 27, 2005, we entered into a lease with Bayside Plaza, a partnership, for approximately 15,000 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the “Premises”). We moved our principal offices to these Premises on May 2, 2005. The Premises are used for the purposes of general office use and for software development. The lease has an initial term of three years and is subject to our right to extend the term of the lease for a total of six additional years. The base rent under this lease is $16,060 per month for the first year, $17,520 per month for the second year and $20,440 per month for the third year. We received abated rent for the period from May 1, 2005 to July 30, 2005. In July 2007 we extended this lease for the period May 1, 2008 through April 30, 2009 at the rate of $34,200 per month.

We are recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases.”  The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term.  This results in monthly rental expense of $16,668 through April 30, 2007. For the three and nine months ended September 30, 2007 and three and nine months ended September 30, 2006, we recognized $50,004 and $150,012, respectively, in rental expense for this lease.

10.    Stockholders’ Equity Transactions

A summary of transactions occurring in stockholders’ equity for the nine months ending September 30, 2007 and 2006 is presented in the table below:

	Changes in Stockholders' Equity
	For the Nine Months Ended September 30,
	2007	2006

Total stockholders' equity, beginning of period	$3,823,010	$6,412,586
Cash transactions:
Proceeds from private placements:
Sales of "H" units at $1.60 per unit	-	204,000
Cash commissions on sales of "H" units	-	(20,000)
Sales of restricted shares of common stock at $1.50 per share	-	9,597,503
Cash commissions on sales of restricted shares of common stock	-	(709,250)
Sales of 220 "J" units at $25,000 per unit (equity portion of units)	5,500,000	-
Total cash commissions on sales of "J" units (equity)	(481,426)	-
Net proceeds from private placements	5,018,574	9,072,253

Proceeds from warrant exercises:
Warrants with exercise price of $2.00-$3.50 per share discounted to
$1.25 per share	656,250	-
Warrants with exercise price of $2.00 per share discounted to
$1.50 and $1.40 per share	-	109,998
Warrants with exercise price of $2.00 exercised at $2.00 per share	-	55,000
Cash commissions on exercise of warrants	-	(39,125)
Net proceeds from warrant exercises	656,250	125,873
Cash proceeds from exercise of stock options	60,600	593,954
Total cash transactions	$5,735,424	$9,792,080

Non-cash transactions:
Premium on note payable	(685,740)	-
Common stock issued to placement agent on sales of 220 "J' units, net	217,042	-
Employee compensation expense - vesting of stock options	1,006,175	640,761
Compensation expense due to modification of stock options	54,060	264,750
Total employee compensation expense	591,537	905,511

Non-employee compensation expense:
Restricted stock/stock options issued to vendors	-	16,000
Vesting of stock options and warrants issued to consultants	36,831	9,657
Extension of stock option grant	34,410	-
Total non-employee compensation expense	71,241	25,657

Total non-cash transactions	$662,778	$931,168

Net loss for fiscal period	$(12,257,797)	$(11,038,816)
Total stockholders' equity, end of period	$(2,036,585)	$6,097,018

Following is a summary of equity transactions by quarter for the nine months ending September 2007 and 2006. Sales of equity securities (with the exception of stock option exercises) or equity-linked securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Transactions for the three months ended September 30, 2007 and Subsequent Event:

•
From August 20, 2007 through September 30, 2007, we offered warrant holders the right to exercise their warrants at a discounted price of $1.25 per share. A total of 525,000 warrants were exercised, resulting in gross proceeds to the Company of $656,250.  In October 2007 an additional 271,900 warrants were exercised totaling $339,875 in proceeds; see “Subsequent Events” in Note 13.

•
We recognized $392,484 in compensation expense related to the vesting of employee stock options and $21,334 in professional fees related to the vesting of non-employee stock options. $3,548 of the employee compensation expense is attributable to the modification of grants made to a terminated employee whereby the exercise period was extended from three months to six months.

Transactions for the three months ended June 30, 2007:

•
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

Transactions for the three months ended March 31, 2007:

•
We entered into agreements with accredited investors to purchase 220 J Units, raising $11,000,000. Pursuant to the sale, we issued 3,142,700 shares of our common stock at a share price of $1.75 totaling $5,500,000 and issued Notes with an initial face value of $5,500,000. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. Each Note matures 24 months from the issuance date, and is convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00.  The Notes are prepayable without penalty upon 30 days notice. The Notes are convertible at our election, in the event the closing price of our common stock equals or exceeds $4.00 per share, and if converted at our election, we have agreed to register the shares of stock issuable upon conversion.

•
We paid $1,100,000 in cash commissions and recorded an obligation to issue 199,980 shares of our common stock to a placement agent for services related to the sale of J Units in January and March 2007. The shares were issued in the second quarter ending June 30, 2007.  The shares were contractually valued at $1.93 per share or $385,961. The total commission value of $1,485,961 was allocated between debt issuance costs and additional paid-in capital as a cost of raising the equity portion of the offering, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable, and stockholders’ equity.  This resulted in an increase in debt issuance costs of $835,616 and the remaining $650,345 was allocated to additional paid-in capital.

•
We received $60,600 in proceeds from the exercise of stock options resulting in the issuance of 60,000 shares of common stock.  The stock options had an average exercise price of $1.01, resulting in gross proceeds of $60,600.

•	We recognized $292,187 in compensation expense related to the vesting of employee stock options and $14,076 in professional fees related to the vesting of non-employee stock options.

Transactions for the three months ended September 30, 2006:

•
We recognized $603,112 in compensation expense related to vesting of employee stock options and $2,467 in professional fees related to the vesting of non-employee stock options.  Employee stock option expense included $264,750 related to the extension of the exercise period for stock options for the former Chief Executive Officer and former Vice President of Engineering.

Transactions for the three months ended June 30, 2006:

•
We sold 6,398,335 restricted shares of common stock at $1.50 per share to accredited investors through a private offering and received $9,597,503 in gross proceeds. We paid $709,250 in cash commissions on these sales to a placement agent.  Commissions paid in common stock to the placement agent totaled $496,475.

•	We received $446,000 in proceeds from the exercise of stock options resulting in the issuance of 225,000 shares of common stock.

•	We recognized $214,211 in compensation expense related to vesting of employee stock options, and $3,338 in professional fees related to the vesting of non-employee stock options.

•	We incurred $16,000 in legal fees to be paid in the form of 10,666 restricted shares of the Company’s Common Stock at $1.50 per share.

Transactions for the three months ended March 31, 2006:

•
We sold to accredited investors, through a private offering, 127,500 H Units at a price of $1.60 per H Unit, with each H Unit consisting of (i) one (1) share of our common stock and (ii) a warrant to purchase up to one (1) share of our common stock at a per share exercise price of $3.25, exercisable until April 14, 2008.  We received $204,000 in gross proceeds from the offering.  No commissions were incurred for these sales.

•	One investor exercised a warrant to purchase 73,332 shares with an original exercise price of $2.00 at a discounted price of $1.50, resulting in gross proceeds of $109,998.

•	A total of 93,902 shares of our common stock were purchased through the exercise of stock options, resulting in cash proceeds of $111,005.

•	We recognized $88,188 in compensation expense related to vesting of employee stock options and $3,851 in professional fees related to the vesting of non-employee stock options.

11.   Stock-Based Compensation Expense

We have a stock-based compensation program (the ANTs software inc. 2000 Stock Option Plan or the “Plan”) which is intended to attract, retain and provide incentives for talented employees, officers, directors and consultants, and to align stockholder and employee interests.  We consider stock-based compensation critical to our operation and productivity; essentially all of our employees and directors participate, as well as certain consultants. Under the Plan, we may grant incentive stock options and non-qualified stock options to employees, directors or consultants, at not less than the fair market value on the date of grant for incentive stock options, and 85% of fair market value for non-qualified options.  Options are granted at the discretion of the Board of Directors and the Compensation Committee of the Board of Directors.

Options granted under the Plan generally vest within three years after the date of grant, and expire 10 years after grant.  Stock option vesting is generally time-based, but stock options sometimes vest as a result of achievement of milestones. Options granted to new hires generally vest 16.7% beginning six months after the employee’s date of hire, then at 2.78% each month thereafter such that the option is fully vested three years from date of hire. Options granted to existing employees generally start vesting monthly following their grant. These options vest evenly over 36 months, at which time they are fully vested.  Following termination of employment or consulting status there is usually a grace period during which the vested portion of the option is exercisable. This period is typically three months, but may be shorter or longer depending on the terms of a given stock option agreement.  Outside directors generally receive an option to purchase 50,000 shares of common stock for each 12 months of service, and an additional 10,000 shares for each 12 months of service as chairman of a Board committee, all vesting over the period of service.  Directors generally serve for terms of three years.  Options granted to directors may include a one-year lock-up provision following termination of their director status, during which period the option cannot be exercised.

The following table sets forth the total stock-based compensation expense for employees, outside directors and consultants for the three and nine months ending September 30, 2007 and 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Sales and marketing ("S&M")	$50,969	$58,615	$158,982	$131,527
Research and development ("R&D")	165,418	176,288	471,089	306,330
General and administrative ("G&A")	197,431	370,676	466,995	477,311
Stock-based compensation before income taxes	413,818	605,579	1,097,066	915,168
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$413,818	$605,579	$1,097,066	$915,168

Stock-based compensation expense charged to:
Employee compensation expense (includes
outside directors)	$392,484	$603,112	$1,060,235	$905,511
Professional fees - S&M consultants	14,190	-	26,788	-
Professional fees - R&D consultants	5,081	2,467	7,980	9,657
Professional fees - G&A consultants	2,063	-	2,063	-
Stock-based compensation before income taxes	413,818	605,579	1,097,066	915,168
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$413,818	$605,579	$1,097,066	$915,168

Total stock-based compensation expense for the three and nine months ending September 30, 2007 was $413,818 and $1,097,066 respectively and increased basic and diluted net loss per share by $0.01 and $0.02, respectively. For the three and nine month period ending September 30, 2006 stock-based compensation was $605,579 and $915,168, respectively, and increased reported basic and diluted net loss per share by $0.01 and $0.02, respectively.  Stock-based compensation expense had no impact on cash flows used in operations or cash flows from financing activities for the three and nine months ended September 30, 2007 and 2006.

The fair value of employee and non-employee stock-based awards, and the stock-based compensation expense for the three months ending September 30, 2007 and 2006 was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months
	Ended September 30,
	2007	2006

Expected life in years	3	3
Volatility	65.75%	82.00%
Risk-free Rate	4.41%	4.87%
Dividend Yield	-	-

The computation of weighted-average volatility for the three months ended September 30, 2007 and 2006 is based on a combination of historical and market-based implied volatility. The computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

As of September 30, 2007 there was approximately $2.1 million of total unrecognized compensation expense, adjusted for forfeitures, related to unvested stock-based payments granted to employees and contractors, which we expect to recognize over a weighted-average period of approximately 1.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

12.    Stock Options and Warrants

As of September 30, 2007, we had outstanding options to purchase up to 8,831,349 shares of common stock of which 6,444,109 were exercisable and 7,475,411 warrants outstanding to purchase common stock of which 7,331,305 were exercisable.

	Stock Option Shares			Total Options
	Available		Warrants	and Warrants
	for Grant	Outstanding	Outstanding	Outstanding
Balance, December 31, 2006	1,310,270	8,091,569	8,262,911	16,354,480
Granted	(1,649,167)	1,649,167	-	1,649,167
Exercised	-	(60,000)	(525,000)	(585,000)
Retired/forfeited	849,387	(849,387)	(262,500)	(1,111,887)
Balance, September 30, 2007	510,490	8,831,349	7,475,411	16,306,760

Exercisable at September 30, 2007		6,444,109	7,331,305	13,775,414

Net cash proceeds from the exercise of stock options were $60,600 and $60,600 for the three and nine months ended September 30, 2007 and $36,950 and $593,954 for the three and nine months ended September 30, 2006, respectively. No income tax benefit was realized from stock option exercises during these periods due to our net loss from operations for both periods.  In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Average exercise prices and aggregate intrinsic values of stock option activity for the nine months ended September 30, 2007, is as follows:

	Shares		Average	Aggregate
	Available	Outstanding	Exercise	Intrinsic
	For Grant	Stock Options	Price	Value

Outstanding at January 1, 2007	1,310,270	8,091,569	$2.14	N/A
Granted	(1,649,167)	1,649,167	$1.82	N/A
Exercised through cash consideration	-	(60,000)	$1.01	$32,400
Retired or forfeited	849,387	(849,387)		N/A
Outstanding at September 30, 2007	510,490	8,831,349	$2.07	$(4,592,301)
Exercisable at September 30, 2007		6,444,109	$2.12	$(3,673,142)

The aggregate intrinsic value of total stock options outstanding and exercisable and of total stock options exercised during the three months ended September 30, 2007 in the table above represent the total pretax intrinsic value (i.e., the difference between our closing stock price on September 30, 2007 and the weighted average exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. Aggregate intrinsic value changes as the fair market value of our stock changes.  The closing market price of the stock on September 30, 2007 was $1.55.

The range of exercise prices for options outstanding and exercisable, weighted-average exercise price per share, and remaining weighted-average contractual life is as follows:

		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life
Range of exercise prices:
$0.52 - $0.99	407,500	$0.70	5.48
$1.00 - $1.99	3,414,328	$1.68	6.97
$2.00 - $2.99	4,284,080	$2.35	6.64
$3.00 - $3.99	725,441	$3.05	5.68
Total stock options outstanding
at September 30, 2007	8,831,349	$2.07	6.63

		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life
Range of exercise prices:
$0.52 - $0.99	407,500	$0.70	5.48
$1.00 - $1.99	2,002,859	$1.60	5.03
$2.00 - $2.99	3,308,309	$2.40	5.98
$3.00 - $3.99	725,441	$3.05	5.68
Total stock options exercisable
at September 30, 2007	6,444,109	$2.12	5.71

The weighted average grant-date fair value of stock options granted during the three months ended September 30, 2007 was $1.12.

Warrants outstanding as of September 30, 2007 are summarized in the table below:

		Exercise	Weighted
		Prices	Average	Year of
	Warrants	per Share	Exercise Price	Expiration

Warrants purchased in private
placements:
	1,468,181	$2.00		2007
	3,347,230	$3.25		2008
	1,000,000	$3.25		2009
Subtotal	5,815,411		$2.93

Warrant issued to customer for potential
future services and consultant for
current services:
	100,000	$3.50		2008
	50,000	$1.99		2009
Subtotal	150,000		$3.00

Warrants issued to outside directors
and former employee:
	50,000	$6.38		2010
	850,000	$2.31 - 2.75		2011
	260,000	$2.35 - 2.60		2015
	350,000	$2.85		2016
Subtotal	1,510,000		$2.63
Total warrants outstanding at
September 30, 2007	7,475,411		$2.87

13.    Subsequent Events

Under a program authorized by the Board of Directors in the third quarter of 2007, warrant holders were authorized to exercise their warrants with exercise prices from $2.00 to $3.50 per share at a discounted price of $1.25 per share.  Certain of these exercises were made in October 2007 resulting in an issuance of 271,900 shares of common stock and proceeds of $339,875. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During October 2007 we sold a convertible promissory note in the amount of $2,000,000 to an accredited investor. Pursuant to the sale, we issued a warrant to the investor covering 1,333,333 shares of our common stock with a per share exercise price of $3.25. The warrant expires 36 months from issuance. The Note bears interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Note matures 36 months from issuance and is convertible into shares of our common stock, at the election of the holder, at a per share price of $1.50.  The Note is prepayable without penalty if (i) the bid price of our common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) we provide the investor with 20 trading days’ notice of our intent to prepay. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

Technology and Intellectual Property

Overview

Beginning in 2000, we focused on development of the ANTs Data Server and core high-performance database technologies. In 2006, we began building compatibility technology into ADS and during the second calendar quarter of 2007, after identifying a potential market for this compatibility technology, we began developing and pre-marketing the ANTs Compatibility Server as a separate middleware product. To date, our patented technologies and the majority of our proprietary technologies are related to the ANTs Concurrency Engine (“ACE”), the core engine at the heart of ADS.

The ANTs Concurrency Engine

Applications that require access to rapidly changing, shared data often suffer from poor performance and scalability because of database locking. The ANTs Concurrency Engine (ACE), which comprises a highly efficient data-processing engine coupled with lock-free data structures, eliminates virtually all data locking. ACE is architected into the core of the ANTs Data Server and enables performance improvements over other RDBMS’s. We have applied for thirteen patents on the concepts, which underlie ACE, six of which have been granted by the United States Patent and Trademark Office.

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

Patents

We have developed several patented technologies, all of which relate to ADS and several proprietary technologies that relate to both ADS and ACS. We have filed thirteen patent applications to obtain protection for our intellectual property. We have been granted six patents. The remaining seven applications are pending and we await the Patent and Trademark Office’s action. We also claim copyright, trade secret and trademark protection in aspects of our business and technology and new intellectual property is under development on an ongoing basis.

Products

The ANTs Data Server

The ANTs Data Server is an RDBMS that can dramatically reduce costs and can improve performance in a wide range of applications. It incorporates the ANTs Concurrency Engine, which provides unique performance and cost-saving advantages that make ADS an attractive alternative to other RDBMS’s. End-users of RDBMS’s, independent software vendors who bundle an RDBMS with their products and other RDBMS vendors, can use ADS or its technologies to lower costs and gain competitive advantage.

In addition to its unique performance technologies, ADS incorporates features that make it suitable for a wide range of applications, including:

●	It can be deployed on off-the-shelf hardware
●	It can be deployed on the Linux, Windows, Solaris and AIX operating systems
●	It supports the SQL-92 language and popular features from SQL-99
●	Its micro-threaded execution engine maximizes performance of multi-core CPUs and multi-processor servers
●	Transactions are durably recorded to disk logs for backup, failover and recovery
●	Automatic failover and recovery are built in

ADS contains many additional features and provides a platform on which the ANTs R&D team can build significant new features as the market demands.

The ANTs Compatibility Server

Applications written to work with one RDBMS are typically incompatible with other RDBMSs due to proprietary extensions developed and popularized by RDBMS vendors. This has the effect of locking in customers to one RDBMS vendor because it will generally be cost-prohibitive and too time-consuming to migrate an application from one RDBMS to another. We are developing a middleware product, the ANTs Compatibility Server, that natively translates these proprietary extensions from one RDBMS to another. This product should allow customers to migrate applications from one RDBMS to another more easily and at less cost.

We are developing the underlying technologies related to ACS. We have begun limited pilot testing and will continue product refinement during the remainder of 2007.

Sales and Marketing

The Market

According to IDC Research, the market for RDBMS products was $16 billion in 2006 and will grow to $21 billion by 2010.   Oracle, Microsoft and IBM control approximately 85% of this market. According to the numerous CTOs, database architects and application developers at the target Global 2000 enterprises with whom we have spoken, database infrastructure costs have become one of the most expensive line items in the IT budget. These Global 2000 enterprises typically have annual database “spends” in excess of tens and, in some cases, hundreds of millions of dollars and their database budgets are growing annually. The migration cost from one RDBMS to another, even to a low-cost open-source RDBMS, is extensive due to lack of compatibility between the products’ proprietary extensions. There is significant interest, confirmed by our discussions with industry analysts and user groups, for a product that can provide the capability to migrate an application from one RDBMS to another.

Strategy

Our go-to-market strategy adapts with changes in the competitive structure of the RDBMS market.  The refinement of our strategy is a continuous and iterative process, reflecting our goal of providing a cost-effective solution across a wide variety of applications.  Our strategy has recently included:

•	Developing middleware (ACS) that helps customers migrate applications among RDBMS’s.
•	Developing partnerships with Oracle, Microsoft, IBM, Sybase and others to bring ACS to market
•	Focusing on large enterprise customers who can realize significant savings by migrating applications away from expensive RDBMS’s and to the ANTs Data Server.
•	Focusing on industry segments where high-performance applications demand a high-performance database.
•	Selling the ANTs Data Server through two sales channels:

•	Through independent software vendors who will incorporate the ANTs Data Server with their own product which they will sell to their customers, and
•
Through selling partners such as value added resellers and system integrators – companies which generally have deep expertise in certain vertical or geographical markets and that integrate the best products to develop complete solutions for their customers.

ACS can provide a solution for enterprises, to the problem of RDBMS lock-in and cost escalation by enabling them to migrate applications among RDBMS’s and ACS can provide a potentially significant competitive advantage for RDBMS vendors who sell and support it, because for the first time, they would have the ability to cost-effectively migrate applications from their competitors’ products to their own.

We intend to bring ACS to market through partners who will sell and support it. The most likely partners are the large database vendors. We are currently in early discussions with Oracle, Microsoft, IBM and Sybase regarding the resale and support of ACS.

ADS, our high-performance RDBMS technology, is a suitable alternative for new and existing applications where database performance is critical.  Such applications include:

•	High volume on-line transaction processing, such as in capital markets applications
•	Telecom – messaging applications
•	Real-time analytics for security and defense department applications

We have established relationships with a number of partners with whom we are bringing the ANTs Data Server to market. These partners include selling partners, with whom we are engaged as a means of gaining market distribution and access to customers, and independent software vendor (“ISV”) partners, who bundle the ANTs Data Server with their software products and sell a “turn-key” solution to customers. Following are select results of our partnering strategy:

•
IBM – In January 2007 we announced that through a multinational solutions engagement agreement, ADS may be sold through IBM contracts to customers worldwide. First success: ADS selected for deployment on IBM blade servers in Raytheon, Inc.’s shipboard computing platform for the U.S. Navy.

•
Four Js Development Tools, Ltd.– selling a turnkey solution comprised of its application development tool, Genero, bundled with ADS (which is rebranded by Four Js as Genero db). First success: Genero db selected by a Fortune 100 retailer in mid-2006 for in-store applications; now deployed in over 900 stores.

•
Singlepoint, Inc. (formerly Wireless Services Corporation) – bundling ADS with Singlepoint’s text messaging platform to provide high performance for wireless carriers. First success: ADS replaces Microsoft SQL Server at Sprint, processing over 12 million messages per day.

We intend to generate revenue through licensing, maintenance, and integration/customization fees. We intend to license ACS to partners whom we expect will rebrand, sell and support it. ACS is in pilot testing and development; we do not expect to generate revenues from ACS until fiscal 2008. We intend to license ADS to independent software vendors whom we expect will customize it for use with their applications. We also intend to license ADS through re-sellers and system integrators.  We began selling the first commercial version of ADS in 2005 and have generated approximately $1.1 million in revenues through September 30, 2007.

Competition

We operate in the RDBMS segment of the software market and compete against other high-performance, general-purpose and compatible RDBMS’s.

Competition for ADS in the high-performance segment comes from in-memory databases such as the TimesTen division of Oracle and Solid Information Technology, Inc., from specialty vendors such as Kx Systems, Inc. and FAME Information Systems, Inc., and also from the general-purpose RDBMS vendors: Oracle, IBM, Microsoft, MySQL AB, InterSystems Corporation and Sybase, Inc. The general-purpose vendors often encourage customers to solve high-performance problems by upgrading hardware and by contracting with high-cost consulting services to develop work-arounds to the bottlenecks found in their products.

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

We have not identified any direct competitor for ACS. Oracle, IBM and Microsoft encourage migration from competitive products through use of their migration tools. These tools often require substantial investment to rewrite applications, retrain developers and purchase additional database licenses. Customers with whom we have spoken are not receptive to migrating applications under such conditions with these tools. ACS on the other hand intends to allow low-cost migration with minimal modification to the application.

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

We have financed operations through private offerings to accredited investors to whom we have sold common stock and issued convertible promissory notes. We expect to continue to raise capital for operations through such private offerings until such time as sales revenue offsets expenses. We believe we have sufficient funds to cover operations into the second fiscal quarter of 2008 at the expected expense rate. We anticipate our focus will be on research, development and business development of ACS and supporting ADS customers.

Results of Operations

Results of operations for the three and nine months ended September 30, 2007 and 2006 are summarized below (in 000’s):

	For the Three Months ending			For the Nine Months ending
	September 30,			September 30,

	2007	2006	% Change	2007	2006	% Change

Revenues	$227	$48	373%	$318	$200	59%
Cost of revenues	2	2	-	12	17	-29%
Gross profit	$225	$46	389%	$306	$183	67%
Operating expenses	4,121	4,528	-9%	12,670	11,374	11%
Loss from operations	(3,896)	(4,482)	-13%	(12,364)	(11,191)	10%

Other income (expense), net	8	89	-91%	106	152	-30%
Net loss	(3,888)	(4,393)	-11%	(12,258)	(11,039)	11%

Net loss per share -
basic and diluted	$(0.07)	$(0.08)	-13%	$(0.22)	$(0.22)	-

Shares used in computing basic and
diluted net loss per share (in 000's)	56,602	52,054	9%	56,355	49,695	13%

Revenues

Revenues consist of license fees earned on the ANTs Data Server, amortization of prepaid deferred maintenance and support, royalties from third parties who resell ADS under their own label, and professional fees for consulting. During 2007, we modified our go-to-market strategy, eliminating direct sales of ADS and selling solely through partners.  This is reflected in the revenue results in that sales through partners now account for most of our revenues.

During the three and nine months ended September 30, 2007, we recognized $227 thousand and $318 thousand, respectively, in revenue, in accordance with our revenue recognition policy, of which:

•	$200 thousand and $251 thousand, respectively, were licenses and royalties, and;
•	$27 thousand and $67 thousand, respectively, were maintenance and support fees from the current and prior quarters.

For the three months ended September 30, 2007, license and royalty fees were comprised of a royalty payment of $200 thousand from one of our partners (representing 88% of revenue for quarter) and the maintenance and support fees were comprised of maintenance and support contracts with six customers or partners.

For the nine months ended September 30, 2007, license and royalty fees included a royalty payment of $200 thousand from one of our partners and $51 thousand in license fees from another partner for a total of $251 thousand, which represents 79% of revenue for the period.  Maintenance and support fees were comprised of maintenance and support contracts with eight customers and partners.

We deferred $51 thousand and $83 thousand, respectively of maintenance and support fees invoiced during the three and nine months ending September 30, 2007.  These deferred fees are reflected on the balance sheets as deferred revenue.

During the three and nine months ending September 30, 2006, we recognized $48 thousand and $200 thousand, respectively, in revenue, in accordance with our revenue recognition policy, of which:

•	$11 thousand and $104 thousand, respectively, was license fees and royalties, and;
•	$26 thousand and $85 thousand were maintenance and support fees from the current and prior quarters, and;
•	$11 thousand and $11 thousand, respectively, was professional service revenue.

We deferred $14 thousand and $51 thousand of the maintenance and support fees invoiced during the three and nine months ending September 30, 2006. These deferred fees were reflected on the balance sheets as deferred revenue.

Cost of Revenues

Cost of revenues during the three and nine months ending September 30, 2007 was $2 thousand and $12 thousand, respectively. Cost of revenues during the three and nine months ending September 30, 2006 was $2 thousand and $17 thousand, respectively. Costs of revenues consist of payments for third-party commissions and services, and equipment needed to install the ANTs Data Server at a customer site.

Overview of Operating Expenses

During the third quarter of 2007 we accelerated the change in strategic direction begun during the last quarter of fiscal 2006 by significantly ramping up development of the ANTs Compatibility Server and by eliminating direct sales of the ANTs Data Server while focusing on marketing and selling ADS through partners. We shifted technical sales personnel and added off-shore resources to the ACS development effort and reduced direct sales personnel and marketing programs. As a result, research and development expenses increased significantly, while sales and marketing expenses decreased significantly when comparing the quarters ending September 30, 2006 and 2007.

General and administrative expense during the third quarter of 2007 decreased moderately compared to the third quarter of 2006 as there was minimal expense in 2007 related to Sarbanes-Oxley compliance and a reduction in personnel. General and administrative expense for the nine-months ended September 2007 increased substantially over the same period in 2006 primarily due to: (i) one-time events - separation agreements for our chairman and two former employees during the second quarter of 2007; (ii) higher staffing levels during the first two quarters of 2007 vs. 2006 in order to meet the extensive process and reporting requirements related to our first-time compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and; (iii) a revised salary and bonus agreement for our president and CEO, implemented in the second quarter of 2007.

The number and distribution of full time employees as of September 30, 2007 and 2006 were as follows:

					Change from
	September 30,		September 30,		2006 to 2007
	2007	%	2006	%	No.	%

Sales and Marketing	3	7%	12	25%	(9)	-75%
Research and Development	33	81%	29	60%	4	14%
General and Administrative	5	12%	7	15%	(2)	-29%
Totals	41	100%	48	100%	(7)	-15%

Operating expenses by department for the three and nine months ending September 30, 2007 and 2006 were as follows (dollars in 000’s):

	Three Months ended September 30,
	2007			2006
	$	%	% Change vs. Prior Period	$	%

Sales and marketing	$547	13%	-60%	$1,379	30%
Research and development	2,638	64%	28%	2,058	46%
General and administrative	936	23%	-14%	1,091	24%
Total operating expenses	$4,121	100%	-9%	$4,528	100%

	Nine Months ended September 30,
	2007			2006
	$	%	% Change vs. Prior Period	$	%

Sales and marketing	$2,397	19%	-40%	$4,010	35%
Research and development	6,909	54%	45%	4,768	42%
General and administrative	3,364	27%	30%	2,596	23%
Total operating expenses	$12,670	100%	11%	$11,374	100%

In accordance with Financial Accounting Standards Board Statement No. 123 (R) “Share-Based Payment” (“SFAS 123R”), as of January 1, 2006, we began recognizing employee stock-based compensation expense related to employee stock option vesting in the statement of operations. The Statement and its application to our financial statements are discussed in greater detail in Note 2 “Summary of Significant Accounting Policies” of the Notes to Condensed Financial Statements.

The total stock-based employee compensation expense recognized in the three months ending September 30, 2007 and 2006 was $392 thousand and $603 thousand, respectively. The large decrease is primarily due to the extension of the exercise period for stock options for the former Chief Executive Officer and the former Vice President of Engineering totaling $265 thousand in the quarter ended September 30, 2006; no similar charge was incurred during the same period in 2007.

The total stock-based employee compensation expense recognized in the nine months ending September 30, 2007 and 2006 was $1,060 thousand and $906 thousand, respectively.  The increase is due to the acceleration of the vesting of all options outstanding as of December 31, 2005 on that date, and recording a one-time charge in that year.  We implemented SFAS 123R on January 1, 2006. Therefore, by the end of the third quarter of 2007 we were recording the cumulative effect of all stock options granted and vesting over seven quarters compared to options that had vested for just three quarters at the end of the third quarter 2006.  This increase was offset by both the decrease in stock-based compensation for exercise extensions noted above, and lower vesting expense as a result of forfeited stock options by terminated employees, primarily in sales and marketing.

As in prior years, we recognize stock-based compensation expense related to option awards to outside consultants in the department for which those consultants provided services.  For the three months ended September 30, 2007 and 2006 we recorded $21 thousand, and $3 thousand, respectively in stock-based compensation to outside consultants.  For the nine months ended September 30, 2007 and 2006, we recorded $37 thousand and $10 thousand, respectively.

Sales and Marketing Expenses

Sales and marketing expenses during the first three quarters of 2006 and 2007 consisted primarily of employee salaries and benefits (including stock-based compensation), consultants’ fees, travel, marketing programs (trade shows, public relations, lead generation programs), marketing and sales literature and presentations, technical pre-sales consulting and allocation of corporate overhead.

Selected sales and marketing expenses for the three and nine months ended September 30, 2007 and 2006 follows (dollars in 000's):

	Three Months		Percent	Nine Months		Percent
	2007	2006	Change	2007	2006	Change
Employee compensation and benefits	207	757	-73%	1,010	1,983	-49%
Marketing and pre-sales support	191	425	-55%	736	1,401	-47%
Travel and entertainment	62	114	-46%	239	422	-43%
Stock-based compensation	51	59	-14%	159	132	20%

Total sales and marketing expenses decreased by $832 thousand in the third quarter of 2007 compared to the same period in 2006 as a result of our change in go-to-market strategy by selling through partners, rather than selling directly to end-users, and shifting pre-sales technical staff to research and development. Employee-related expenses decreased due to personnel reductions and the reclassification of pre-sales technical staff previously included in sales and marketing to research and development.  In connection with the reduction in headcount, we incurred severance costs of $4 thousand in stock-based compensation expense due to the extension of the stock option exercise period for one former employee.

Full time employees totaled twelve at third quarter end 2006 compared to three at third quarter end 2007. Expenses related to direct marketing activities such as trade shows, advertising, other marketing events and travel and entertainment decreased as we participated in fewer outbound marketing and sales events and focused our efforts on marketing and selling to a smaller number of larger partners.

Total sales and marketing expenses decreased by $1,613 million in the first nine months of 2007 compared to the same period in 2006 for the reasons discussed above. Employee stock-based compensation expense increased year-over-year as we were recording the cumulative effect of all stock options granted and vesting over seven quarters compared to just three quarters in the first nine months of 2006.

For the remainder of fiscal 2007, we expect sales and marketing expenses will stabilize or decline marginally due to decreased personnel-related expenses and as we focus on selling and marketing ADS and ACS through partners.

Research and Development Expenses

Research and development expenses consist primarily of employee salaries and benefits (including stock-based compensation), fees to contract development organizations, depreciation on equipment and software, and allocation of corporate overhead. In 2006, research and development focused primarily on supporting sales activities by adding new features and testing and refining ADS. Increases in research and development expenses during fiscal 2006 were driven by changes in our strategy to include compatibility features in ADS. During the last half of fiscal 2006 we significantly increased personnel in research and development and during the first nine months of fiscal 2007 we began developing ACS and added significantly to our contract research and development teams.

Selected research and development expenses for the three and nine months ended September 30, 2007 and 2006 follows (dollars in 000's):

	Three Months		Percent	Nine Months		Percent
	2007	2006	Change	2007	2006	Change
Employee compensation and benefits	$1,502	$1,235	22%	$4,441	$3,117	42%
Contractors	844	507	66%	1,658	995	67%
Stock-based compensation	165	174	-5%	471	297	59%
Equipment and computer supplies	17	37	-54%	34	127	-73%

Total research and development expenses increased by $580 thousand in the three months ended September 30, 2007 compared to the same period in 2006 due to an increase in full time employees from 29 in 2006 to 33 in 2007 and an increase in our contract research and development teams.

Total research and development expenses increased by $2,141 thousand in the first nine months of 2007 compared to the same period in 2006, due primarily to the following: i) employee-related expenses rose as research and development staffing increased from 29 full time employees in 2006 to 33 as of September 30, 2007; ii) an increase in our contract research and development teams and iii) employee stock-based compensation expense increased as we were recording the cumulative effect of all stock options granted and vesting over seven quarters compared to just three quarters in the first nine months of 2006.  This increase was offset by a nonrecurring $60 thousand charge taken in the nine months ended September 30, 2006 relating to routine physical inventories of equipment and computer supplies.

For the remainder of fiscal 2007, we expect research and development expenses will increase moderately as we intensify efforts to bring ACS to market.

General and Administrative

General and administrative expenses comprise primarily employee salaries and benefits (including stock-based compensation), professional fees (legal, accounting, investor relations, and recruiting), facilities expenses and insurance.

Selected general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 follows (in 000's):

	Three Months		Percent	Nine Months		Percent
	2007	2006	Change	2007	2006	Change
Employee compensation and benefits	$202	$315	-36%	$1,450	$938	55%
Stock-based compensation	197	371	-47%	467	477	-2%
Professional fees	251	331	-24%	771	875	-12%
Debt issuance Costs	109	-	N/A	278	-	N/A
Director compensation	48	-	N/A	175	-	N/A

Total general and administrative expenses decreased by $155 thousand in the third quarter of 2007 compared to the same period in 2006, due primarily to the following: 1) employee-related expense decreased by $113 thousand due to staff reductions, including the transition of our chairman from employee to non-employee (executive to non-executive) status and the reduction of two general and administrative positions; 2) employee stock-based compensation expense also decreased due to stock-based compensation expense related to warrants issued to directors during the third quarter of 2006; most of those warrants have fully vested and no further expense is being recorded for them; 3) professional fees decreased as our Sarbanes Oxley compliance activities switched from first-time compliance in 2007 to maintenance in 2007, and; 4) amortization of debt issuance costs related to the closing of the J Unit financing in January 2007.

Total general and administrative expenses increased by $768 thousand in the first nine months of 2007 compared to the same period in 2006, due primarily to the following: 1) employee-related compensation expense increased by $512 thousand related to a severance agreement between us and our chairman, who on June 26, 2007 terminated as an employee and executive chairman while remaining non-executive chairman and also increased by $62 thousand due to a bonus paid to our Chief Executive Officer pursuant to his employment agreement all of which was partially offset by staff reductions; 2) employee stock-based compensation expense also decreased compared to the prior year primarily due to stock-based compensation expense related to warrants issued to directors during the third quarter of 2006; most of those warrants have fully vested and no further expense is being recorded for them; the expense related to the director warrants was offset somewhat by a) the cumulative effect of all stock options granted and vesting over seven quarters compared to just three quarters in the first nine months of 2006 and, b) pursuant to separation agreements with two former employees, we recognized approximately $50 thousand in stock compensation expense related to the extension of their option exercise period; 3) professional fees decreased as our Sarbanes Oxley compliance activities switched from first-time compliance in 2007 to maintenance in 2007, and; 4) amortization of debt issuance costs related to the closing of the J Unit financing in January 2007.

Beginning in 2007, outside directors are paid cash compensation in consideration for their service on the Board of Directors.  We recognized director compensation expense totaling $48 thousand and $175 thousand for the three and nine months ended September 30, 2007, which included, in the first quarter of 2007, a one-time payment of $50 thousand cash payment to a former director in recognition of six years of service on the board.  Included in stock-based compensation is $127 thousand and $238 thousand related to outside director stock options and warrants for the three and nine months ended September 30, 2007.  We did not incur outside director cash compensation for the three or nine months ending September 30, 2006.

For the remainder of fiscal 2007, we expect general and administrative expense will decrease moderately as the full effect of personnel reductions and other cost reductions are realized.

Other Income, Net

The components of other income and expense, and for the three and nine months ended September 30, 2007 and 2006, are as follows (dollars in 000’s):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

	2007	2006	% Change	2007	2006	% Change
Other income (expense):
Interest expense, Convertible Notes Payable	$(166)	$-	N/A	$(430)	$-	N/A
Amortization of premium, Convertible
Notes Payable	101	-	N/A	265	-	N/A
Interest income	71	89	-20%	271	153	77%
Other interest expense	1	1	-	(3)	(4)	-25%
Gain on legal settlement and other	1	-	N/A	3	3	-
Other income, net	$8	$90	-91%	$106	$152	-30%

During the three months ended September 30, 2007 and 2006, other income, net totaled $8 thousand and $89 thousand, respectively.  The decrease in net interest income primarily resulted from the issuance of Convertible Notes in December 2006, and January and March 2007 and associated interest expense, plus lower interest earned on invested cash, due to an approximate $1.7 million decrease in average invested cash balances during the third quarter of 2007 versus the same quarter in 2006. In 2006, interest expense consisted entirely of interest incurred on Company credit cards.  Quarterly interest payments on the convertible promissory notes was offset somewhat by the amortization of the premium on these Notes.

During the nine months ended September 30, 2007 and 2006, other income, net totaled $107 thousand and $152 thousand, respectively. Interest income increased 77% in the nine months ended September 30, 2007 with an average rate of return on invested cash of 4.7% versus 3.0% for the same period in 2006 as well as a $780 thousand higher average invested cash balance in 2007 versus 2006.  Interest expense increased due to the issuance of Convertible Notes as noted above.

Liquidity and Capital Resources

From inception, we have reported negative cash flow from operations.  During fiscal years 2000 through 2004, we focused primarily on research and development of ADS with first sales occurring in the first quarter of 2005. Throughout our history, we have funded operations and investments in operating assets with cash raised through financing activities in the form of private offerings to accredited investors.  The funds raised have been primarily in the form of sales of our common stock and most recently with the issuance of convertible promissory notes.

We have two potential funding sources, raising funds through private offerings and revenue generated from the licensing of the ANTs Data Server and in the future, the ANTs Compatibility Server (which is still in development). Revenue to date has been minimal. There can be no assurance that any of these sources will provide sufficient funds to support our operations beyond the second fiscal quarter of 2008. We have no commitments to acquire assets that would have a material impact on the balance sheet or statement of cash flows.  We intend to monitor expenses carefully and to reduce expenses when possible.

Sales of our securities in private offerings have been our primary source of operating capital.  We have also raised funds as investor’s exercise warrants related to prior offerings, and as stock options are exercised. Our investing activities have been focused almost entirely on the acquisition of computer equipment, and expansion of our development and testing laboratory.  The funds used for investing have been significantly less than the funds provided by financing activities; the remainder of the capital raised has been used to support operations and increase cash balances on hand.

We tendered three types of private offerings to accredited investors during 2006 and 2007:

•
Equity-only units – comprised of shares of our restricted common stock at a discount to the then-current market price, and a warrant to purchase the same number of restricted shares of our common stock at a fixed price set at a premium to the then-current market price.  The warrants generally have a life of three years.

•	Equity and Convertible Note units – comprised of shares of our restricted common stock at a discount to the then-current market prices and a convertible promissory note.
•
Convertible Note and Warrant units – comprised of a convertible promissory note and a warrant to purchase restricted shares of our common stock at a fixed price set at a premium to the then-current market price.  The warrants generally have a life of three years.

During the three months ending March 31, 2007, we entered into agreements with accredited investors to purchase 220 J Units, raising $11,000,000. Pursuant to the sale, we issued 3,142,700 shares of our common stock at a share price of $1.75 totaling $5,500,000 and issued Notes with an initial face value of $5,500,000. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Notes mature 24 months from the issuance date, and are convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00.  The Notes are prepayable without penalty upon 30 days notice.  The Notes are convertible at our election, in the event the closing price of our common stock equals or exceeds $4.00 per share, and if converted at our election, we have agreed to register the shares of stock issuable upon conversion. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

  In September 2007, investors exercised warrants to purchase 525,000 shares of common stock at $1.25 per share for $656,250.  Subsequent to quarter end additional warrants were exercised.  In October 2007 investors exercised warrants to purchase 271,900 shares of common stock at $1.25 per share for $339,875.  See Note 13 “Subsequent Events” in the accompanying Notes to Condensed Financial Statements.

Our continued ability to fund operations is dependent on our ability to generate financing. In October 2007, we sold to an accredited investor a convertible promissory note in the amount of $2,000,000. Pursuant to the sale, we issued a warrant to the investor covering 1,333,333 shares of our common stock with a per share exercise price of $3.25. The warrant expires 36 months from issuance. The Note bears interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Note matures 36 months from issuance and is convertible into shares of our common stock, at the election of the holder, at a per share price of $1.50.  The Note is prepayable without penalty if (i) the bid price of our common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) we provide the investor with 20 trading days’ notice of our intent to prepay. See Note 13 “Subsequent Events” in the Accompanying Notes to Financial Statements.

For the nine months ended September 30, 2007, cash outflows totaled $11.1 million, consisting of $10.9 million used in operations and $198 thousand used in investing activities.  Operating cash outflows primarily consisted of salaries and benefits, primarily in research and development, and general overhead expenses.  Investing activities primarily consisted of the purchase of equipment related to research and development.

As of September 30, 2007, we had approximately $4.2 million in cash on hand and as of October 25, 2007 we had approximately $6.2 million cash on hand to fund operations.  We anticipate that, at our current levels of revenues and expenditures, this $6.2 million will fund operations into the second fiscal quarter of 2008. Should we need to secure additional financing, we believe that due to an uncertain investment climate, securing additional financing will be difficult.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had certain off-balance sheet arrangements as described below.

On April 27, 2005, we entered into a lease with Bayside Plaza, a partnership, for approximately 15,000 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the “Premises”). We moved our principal offices to these Premises on May 2, 2005. The Premises are used for the purposes of general office use and for software development. The lease has an initial term of three years, subject to our right to extend the term of the lease for a total of six additional years. The base rent under this lease is $16,060 per month for the first year, $17,520 per month for the second year and $20,440 per month for the third year. We received abated rent for the period from May 1, 2005 to July 30, 2005. In July 2007 we extended this lease for the period May 1, 2008 through April 30, 2009 at the rate of $34,200 per month.

We are recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases.”  The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term.  This results in monthly rental expense of $16,668 through April 30, 2007. For the three and nine months ended September 30, 2007 and three and nine months ended September 30, 2006, we recognized $50,004 and $150,012, respectively, in rental expense for this lease.

As of September 30, 2007, the total remaining unamortized deferred rent is $26,402. This amount represents the difference between the total amount of rent expensed on a straight-line basis and the actual rent payments to be made over the remaining lease term. The $26,402 is included as a current liability in accounts payable and other accrued expenses on the balance sheet.  As of September 30, 2007 the total remaining off-balance sheet lease obligation is $553,480.

The table below presents our total long-term contractual obligations as of September 30, 2007, for both on and off-balance sheet categories.

		Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$553,480	$314,080	$239,400	-	-

Critical Accounting Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We evaluate such estimates and assumptions on an ongoing basis and bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and probably will differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, research and development and income taxes have the greatest potential impact on our financial statements. These areas are key components of our results of operations and are based on complex rules that require us to make judgments and estimates; as a result, we consider these to be our significant accounting policies. Historically, our assumptions, judgments and estimates relative to our significant accounting policies have not differed materially from actual results.

There have been no significant changes in our critical accounting estimates during the three months ended September 30, 2007 as compared to the critical estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Effective January 1, 2007, we implemented the reporting requirements of Financial Accounting Standards Interpretation, FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We anticipate that current cash resources will be sufficient for us to execute our business plan into the second fiscal quarter of 2008. We believe that securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing.  A failure to obtain additional financing could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of our product and technology.  If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors.  If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

We depend on a limited number of customers for a significant portion of our revenue.

For the three months ended September 30, 2007 one of our largest customers accounted for approximately 88% of our revenue. A decrease in revenue from any of our largest customers for any reason, including a decrease in pricing or activity, or a decision to either utilize another vendor or to no longer use some or all of the products and services we provide, could have a material adverse effect on our revenue.

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

We believe that our market will be characterized by increasing technical sophistication.  We also believe that our eventual success will depend on our ability to continue to provide increased and specialized technical expertise.  There is no assurance that we will not fall technologically behind competitors with greater resources.  Although we believe that we enjoy a lead in our product development, and believe that our patents provide some protection, we will likely need significant additional capital in order to continue to enjoy such a technological lead over competitors with more resources.

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

We rely on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property.  Despite our precaution, unauthorized third parties may copy our products and services or reverse engineer or obtain and use information that we regard as proprietary.  We have filed thirteen patent applications with the United States Patent and Trademark Office and intend to file more.  Six patents have been granted; however, we do not know if the remaining seven applications will be granted or whether we will be successful in prosecuting any future patents.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States.  Our means of protecting our proprietary rights may not be adequate and third parties may infringe or misappropriate our patents, copyrights, trademarks and similar proprietary rights.  If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.  We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us.  It is possible, however, that such a claim might be asserted successfully against us in the future.  We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

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

Our common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market.  As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange. Further, the price of our common stock and its volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly.  If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock.  Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them.  The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

•	sales, sales cycle and market acceptance or rejection of our product;
•	economic conditions within the database industry;
•	our failure to develop a low-cost, easy-to-use migration product;
•	our failure to meet performance estimates or the performance estimates of securities analysts;
•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and
•	domestic and international economic, business and political conditions.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended September 30, 2007, warrant holders exercised 525,000 warrants with original exercise prices of $2.00 to $3.50 per share at a discounted price of $1.25 per share, resulting in gross proceeds to the Company of $656,250.  The sales of these securities were made in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

The proceeds from these sales of unregistered securities will be used for product development and general working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three-months ended September 30, 2007.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of our, filed as Exhibit 3.1 to our 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of our, filed as Exhibit 3.2 to our 10-KSB filed on March 22, 2001, are hereby incorporated by reference.
10.1	Employment Agreement with Chairman of the Board, Francis K. Ruotolo.
10.2	Employment Agreement with Chief Executive Officer and President, Joseph Kozak.
10.3	Employment Agreement with Chief Financial Officer and Secretary, Kenneth Ruotolo
10.4	Retirement and Board Service Agreement with Chairman of the Board, Francis K. Ruotolo
10.5	First Amendment to Lease

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

During the fiscal quarter covered by this report, we filed the following reports on Form 8-K:

1)	On July 2, 2007, we announced that effective June 26, 2007 we entered into a consulting agreement with Mr. Ari Kaplan, a member of our Board of Directors;
2)
On September 27, 2007 we announced that effective September 30, 2007, Mr. Francis Ruotolo would resign as Chairman of our Board of Directors, while remaining a director and that on October 1, 2007, Mr. Joseph Kozak, our President and Chief Executive Officer would become Chairman of our Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTs software inc.

Date:   November 8, 2007                                                           By:                 /s/ Joe Kozak
Joe Kozak, Chief Executive Officer and President

Date:  November 8, 2007                                                           By:                 /s/ Kenneth Ruotolo
Kenneth Ruotolo, Chief Financial Officer and Secretary