Form 10-K
period 2007-12-31
ANTS SOFTWARE INC
filed 2008-03-17
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-K

[X]              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  Yes [   ] No [X]

Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [  ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company (in Rule 12b-2 of the Exchange Act).  Large accelerated filer [  ]   Accelerated filer [X]   Non-accelerated filer  [  ]  Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $92 million based on the average bid and asked price of such common stock as reported on the NASD Bulletin Board system.  Shares of common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock have been excluded because these persons may be deemed to be affiliates.  The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

The issuer had 57,398,445 shares of common stock outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2007, are incorporated by reference in Part III hereof.  Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

PART I

ITEM 1.  BUSINESS

The Company

ANTs software inc. is developing the ANTs Compatibility Server and develops, markets and supports the ANTs Data Server. The ANTs Compatibility Server  (“ACS”) is middleware that is intended to offer a fast, cost-effective method to move applications from one database to another and enable enterprises to achieve cost efficiencies by consolidating their applications onto fewer databases. The ANTs Data Server (“ADS”) is a relational database management system (“RDBMS”) that can reduce costs and improve application performance. ACS is built on proprietary compatibility technologies developed by us. ADS incorporates patented high-performance technologies developed by us. End-users of RDBMS’s, independent software vendors who bundle an RDBMS with their products and other RDBMS vendors can use the ADS and ACS to lower costs and gain competitive advantage.

Corporate History

ANTs software inc. (sometimes referred to herein as “ANTs” or “we”) is a Delaware corporation headquartered in Burlingame, California.  Our shares are traded on the OTC Bulletin Board under the stock symbol ANTS. We are the successor to Sullivan Computer Corporation, a Delaware corporation incorporated in January 1979, which, in 1986 changed its name to CHoPP Computer Corporation. In 1997, we reincorporated from Delaware to Nevada, and in February 1999 changed our name to ANTs software.com. In July 2000, we merged with Intellectual Properties and Technologies, Inc., a wholly owned subsidiary with no significant assets. In December 2000, we reincorporated from Nevada to Delaware and changed our name from ANTs software.com to ANTs software inc.

Development related to the ANTs Compatibility Server began in 2006 and is based on research and development related to the ANTs Data Server which began in 2000.

Technology and Intellectual Property

Overview

Beginning in 2000, we focused on development of the ANTs Data Server and core high-performance database technologies. In 2006, we began building compatibility technology into ADS and in early 2007, after identifying a potential market for this compatibility technology, we began developing the ANTs Compatibility Server. We have developed numerous proprietary technologies related to the ACS and we have patented technologies related to the ANTs Concurrency Engine at the heart of ADS.

The ANTs Concurrency Engine

Applications that require access to rapidly changing, shared data often suffer from poor performance and poor scalability because of database locking. The ANTs Concurrency Engine (ACE), which comprises a highly efficient data-processing engine coupled with lock-free data structures, eliminates virtually all data locking. ACE is architected into the core of the ANTs Data Server and enables performance improvements over other RDBMS’s.

ACE consists of two key components:

•	A highly efficient data processing engine
•	Lock-free data structures, enabling concurrency

The Data Processing Engine

For many years, shared data manipulation due to locking in the database has been the bottleneck in application performance and scalability. Our research and development team developed a revolutionary way of organizing the work associated with manipulating data. The data processing engine at the heart of the ANTs Data Server reorganizes tasks so as to avoid locking. The result is an entirely new approach to the process by which data is managed.

Lock-Free Data Structures

Contention for shared data produces two significant performance bottlenecks in data-intensive applications:

•	The necessity of locking records and in some cases entire indexes, to ensure data integrity. This results in significant delays due to lock waiting.
•	Cache synchronization conflicts that occur when shared data is distributed in multiple caches or multiple clients

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

Patents

We have developed several patented technologies, all of which relate to ADS and several proprietary and patent-pending technologies that relate to both ADS and ACS. We have filed thirteen patent applications to obtain protection for our intellectual property. We have been granted six patents. The remaining seven applications are pending and we await the Patent and Trademark Office’s action. We also claim copyright, trade secret and trademark protection in aspects of our business and technology and new intellectual property is under development on an ongoing basis.

Products

The ANTs Data Server

The ANTs Data Server is an RDBMS that can reduce costs and can improve performance in a wide range of applications. It incorporates the ANTs Concurrency Engine, which provides unique performance and cost-saving advantages that make ADS an attractive alternative to other RDBMS’s. End-users of RDBMS’s, independent software vendors that bundle an RDBMS with their products and other RDBMS vendors can use ADS or its technologies to lower costs and gain competitive advantage.

In addition to its unique performance technologies, ADS incorporates features that make it suitable for a wide range of applications, including:

•	It can be deployed on off-the-shelf hardware
•	It can be deployed on the Linux, Windows, Solaris and AIX operating systems
•	It supports the SQL-92 language and popular features from SQL-99
•	Its micro-threaded execution engine maximizes performance of multi-core CPUs and multi-processor servers
•	Transactions are durably recorded to disk logs for backup, failover and recovery
•	Automatic failover and recovery are built in

ADS contains many additional features and provides a platform on which the ANTs R&D team can build significant new features as the market demands.

The ANTs Compatibility Server

Applications written to work with one RDBMS are typically incompatible with other RDBMSs due to proprietary extensions developed and popularized by RDBMS vendors. This has the effect of locking customers into one RDBMS vendor because it would generally be cost-prohibitive and too time-consuming to migrate an application from one RDBMS to another. We are developing a middleware product, the ANTs Compatibility Server (ACS), that natively translates these proprietary extensions from one RDBMS to another. This product should allow customers to migrate applications from one RDBMS to another more easily and at less cost.

Migrating applications is intended to be a three-step process when using ACS:

1.	Move the data – the large RDBMS vendors all have full-featured tools that allow customers to move data from other products to theirs.
2.	Install ACS – once the data is migrated, ACS is installed and connected to the application and the new RDBMS.
3.	Test and deploy – the application is first tested to ensure that it functions properly with the new RDBMS, and then the customer goes “live” with the application.

We have developed the underlying technologies related to ACS. We have conducted successful pilot tests and expect to launch ACS commercially in the first half of 2008.

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

Strategy

Our go-to-market strategy adapts with changes in the competitive structure of the RDBMS market.  The refinement of our strategy is a continuous and iterative process, reflecting our goal of providing a cost-effective solution across a wide variety of applications.  Our strategy has recently included:

•	Developing partnerships with Oracle, Microsoft, IBM, Sybase and others to bring ACS to market
•	Focusing on large enterprise customers who can realize significant savings by migrating applications among leading RDBMS products.
•	Focusing on industry segments where high-performance applications demand a high-performance database.
•	Selling the ANTs Data Server through two sales channels:

o	Through independent software vendors who will incorporate the ANTs Data Server with their own product which they will sell to their customers, and
o
Through selling partners such as value-added resellers and system integrators that generally have deep expertise in certain vertical or geographical markets and that integrate the best products to develop complete solutions for their customers.

ACS can provide a solution for enterprises, to the problem of RDBMS lock-in and cost escalation by enabling them to migrate applications among RDBMS’s and ACS can provide a potentially significant competitive advantage for RDBMS vendors such as Oracle, IBM, Microsoft and others that sell and support it, because for the first time, they would have the ability to cost-effectively migrate applications from their competitors’ products to their own.

We intend to bring ACS to market through partners that will sell and support it. The most likely partners are the large database vendors with which we are currently in discussions regarding the resale and support of ACS.

If we are successful in this go-to-market strategy for ACS, we intend to generate revenue through royalties and professional services. If one or more of the large RDBMS vendors resells ACS, we would expect to share in the license and maintenance revenue. Each sale of ACS will require installation, testing, tuning and other professional services. It is our intention to generate revenue by providing those services.

If successful, we expect to generate first revenues from ACS in 2008, though it is premature to discuss product or service pricing or provide revenue estimates. It is our goal to ensure that the total cost of migrating an application is less, the risk lower and the project faster when using ACS.

ADS, our high-performance RDBMS technology, is a suitable alternative for new and existing applications where database performance is critical.  Such applications include:

•	High volume on-line transaction processing, such as in capital markets applications
•	Telecom – messaging applications
•	Real-time analytics for security and defense department applications

We have established relationships with a number of partners that  resell the ANTs Data Server. These partners include selling partners, with whom we are engaged as a means of gaining market distribution and access to customers, and independent software vendor (“ISV”) partners, who bundle the ANTs Data Server with their software products and sell a “turn-key” solution to customers. Following are select results of our partnering strategy:

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

We generate ADS revenue through licensing, maintenance, and integration/customization fees. We intend to license ACS to partners whom we expect will bundle and resell it for use with their applications. We also intend to license ADS through re-sellers and system integrators.  We began selling the first commercial version of ADS in 2005 and have generated approximately $1.1 million in revenues through December 31, 2007.

Competition

We have not identified any direct competitor for ACS. Oracle, IBM and Microsoft encourage migration from competitive products through use of their proprietary migration tools. These tools often require substantial investment to rewrite applications. Customers with which we have spoken are not receptive to migrating applications due to the expense and risk of such rewrites. Our ACS on the other hand intends to allow low-cost migration with minimal modification to the application.

ADS operates in the high-performance segment of the RDBMS market and competes against other high-performance, general-purpose and compatible RDBMS’s.

Competition for ADS in the high-performance segment comes from in-memory databases such as the TimesTen product from Oracle and the Solid Information Technology product (acquired by IBM in January 2008), from specialty vendors such as Kx Systems, Inc. and FAME Information Systems, Inc., and also from the general-purpose RDBMS vendors: Oracle, IBM, Microsoft, MySQL AB, InterSystems Corporation and Sybase, Inc.  The general-purpose vendors often encourage customers to solve high-performance problems by upgrading hardware and by contracting with high-cost consulting services to develop work-arounds to the bottlenecks found in their products.

Business conditions in the high-performance RDBMS market are highly competitive for a number of reasons, including: the market is dominated by very large companies with extensive financial, marketing, and engineering resources; the market is well-established and some customers have built up extensive infrastructure around competitive RDBMS products and expect high levels of both features and service from an RDBMS vendor. Our success will likely require that we win business from established competitors, and as a new entrant in the RDBMS market, our product may have less functionality than customers expect; making sales of ADS more challenging.

Current Operations

Our operations currently comprise (i) development of the ANTs Compatibility Server, middleware that for the first time, brings the promise of a fast, cost-effective method for customers to move applications from one database to another and enables enterprises to achieve cost efficiencies by consolidating their applications onto fewer databases, and (ii) marketing and supporting the ANTs Data Server, a relational database management system that can reduce costs and improve application performance. Our headquarters are located in Burlingame, California. We work with two contract development organizations in India and have individual contractors who provide development and consulting services from Europe, Australia and India as well as other parts of the United States.

We have financed operations through private offerings to accredited investors to whom we have sold common stock and issued convertible promissory notes and warrants. We expect to continue to raise capital for operations through such private offerings until such time as sales revenue offsets expenses. We believe we have sufficient funds to cover operations into the second fiscal quarter of 2008 at the expected expense rate. We anticipate our focus over the next year will be on continued development, marketing both ACS and ADS and supporting customers.

Employees

As of March 1, 2008, we had 31 full-time employees, all based in the United States. Of the total number, 26 were engaged in research, development and customer support, two in business development/marketing, and three in general, administrative and finance. We have not experienced work stoppages, are not subject to any collective bargaining agreement and believe that our relationship with our employees is good.

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

Executive Officers

ANTs executive officers and principal employees as of December 31, 2007:

Name	Age	Position

Joseph Kozak	57	Chairman, President and Chief Executive Officer, Class 1 Director, term expires in 2010

Clifford Hersh	60	Managing Director and Chief Scientist

Kenneth Ruotolo.	47	Chief Financial Officer, Executive Vice President, Finance and Administration, and Secretary

Jeffrey R. Spirn, Ph.D.	59	Vice President, Research and Development

Joseph Kozak – Chairman, President and Chief Executive Officer

Joseph Kozak joined ANTs software inc. in June 2005 as President and was named Chief Executive Officer and appointed to the Board of Directors in August 2006 and was appointed Chairman of the Board of Directors in October 2007. Mr. Kozak brings 25 years of front-line leadership experience in sales, marketing and business development. Mr. Kozak joined ANTs from Oracle Corporation, where he was Vice President of Industry Sales. While with Oracle he defined and executed global strategies for retail, distribution, life science, process manufacturing, and consumer packaged goods industries. He also managed Oracle's acquisition of Retek, Inc. a $630 million purchase in the retail applications space. Prior to Oracle, Mr. Kozak was CEO of Lombardi Software a manufacturer of business process management solutions. He was also a partner with Ernst and Young, LLP, in the retail and consumer packaged goods division; Vice President of Sales for SAP America, where he was responsible for the retail distribution and consumer goods business units for the Americas; and Mr. Kozak held numerous management positions with AT&T and IBM.

Clifford Hersh – Managing Director and Chief Scientist

Clifford Hersh joined ANTs in March 1997. Previously, he was a founder and Chief Executive Officer of Move Resources, Inc. He was also Vice President of Engineering for Array Technologies, Inc. and Director of Advanced Development at Genigraphics Corporation.  Mr. Hersh received a bachelor degree in mathematics from the University of California at Berkeley, and a Master of Science degree in engineering from the Federal Institute of Technology, Zurich, Switzerland.

Kenneth Ruotolo – Executive Vice President Finance and Operations, Chief Financial Officer and Secretary

Kenneth Ruotolo joined ANTs in June 2001. Before joining the Company, Mr. Ruotolo was a founder and served as Vice President of Finance and Operations for eStar, Inc. an internet-based content developer and syndicator. Prior to eStar, Mr. Ruotolo was a partner for twelve years with era2, an interactive design and internet consulting agency. Mr. Ruotolo holds a B.A. degree in Economics from the University of California at Davis and an M.B.A. from Northeastern University.

Jeffrey R. Spirn, Ph.D. - Vice President Research and Development

Jeffrey Spirn joined ANTs in March 2000, became Director of Engineering in February 2001 and was promoted to Vice President of Research and Development in September 2001. Before joining ANTs, Dr. Spirn was a software architect at Oracle, where he worked on application server, naming, and multithreading issues. Prior to that, Dr. Spirn worked for Sun Microsystems and in the HP and DEC research labs. Before his industrial career, Dr. Spirn was a Computer Science Professor at Brown and Penn State Universities, and held visiting positions at Bell Laboratories and the University of Hawaii. During this period, he published one book and many technical articles on network and operating system design and performance modeling. Dr. Spirn holds a Ph.D. in Electrical Engineering/Computer Science from Princeton University, and a B.S. in Electrical Engineering from M.I.T.

ITEM 1A.  RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this 10-K, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

Market acceptance of our products and services is not guaranteed and our business model is evolving..

We are at an early stage of development and our revenue will depend upon market acceptance and utilization of our products and services, including the ACS now under development. Our products are under constant development and are still maturing. Customers may be reluctant to purchase products from us because they are unproven they may be concerned about our financial viability and our ability to provide a full range of support services. Given these risks, customers may only be willing to purchase our products through partners who are not faced with similar challenges. We may have difficulty finding partners to resell our products. Also, due to economic conditions, including a possible future recession, some potential customers may have tightened budgets for evaluating new products and technologies and the evaluation cycles may be much longer than in the past. There can be no assurance that our product and technology development or support efforts will result in new products and services, or that they will be successfully introduced.

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

A failure to obtain financing could prevent us from executing our business plan or operate as a going concern.

We anticipate that current cash resources will be sufficient for us to execute our business plan into the second fiscal quarter of 2008.  If further financing is not obtained we will not be able to continue to operate as a going concern.  We believe that securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing.  A failure to obtain additional financing could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of our product and technology.  If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors.  If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

We depend on a limited number of customers for a significant portion of our revenue.

During 2007 our three largest customers accounted for approximately 94% of our revenue. Revenue from one of these customers was $213,212, or 59% of total revenues. Revenues from the second and third customers were $63,281, or 18% of total revenues, and $60,000 or 17% of total revenues, respectively. A decrease in revenue from any of our largest customers for any reason, including a decrease in pricing or activity, or a decision to either utilize another vendor or to no longer use some or all of the products and services we provide, could have a material adverse affect on our revenue.

Our ANTs Data Server product competes with products offered by large companies.

We operate in a highly competitive industry.  Although we believe that our ANTs Data Server technology is unique, can be protected, and, if adopted, will confer benefits to customers, we face very large competitors with greater resources who may adopt various strategies to block or slow our market penetration, thereby straining our more limited resources.  We are aware of efforts by competitors to introduce doubt about our financial stability as we compete to make sales and win customers and business.  Large competitors may also seek to hinder our operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by offer of highly competitive terms to potential or newly acquired customers.

Our ANTs Compatibility Server (ACS) product is at an early stage and a business model is not yet established.

We began developing the ANTs Compatibility Server in 2007 and have not yet begun selling the product. We anticipate that we will sell ACS through partners, although we have not yet executed reselling agreements with any partner. Consequently, we have not yet established pricing for ACS and have only preliminary estimates as to the possible revenues and expenses associated with sales, support and delivery. It is possible that we will not generate enough revenue to offset the expenses and that the ACS line of business will not be profitable.

We have incurred indebtedness.

           We have incurred debt in the past year and may incur substantial additional debt in the future.  A significant portion of our future cash flow from operating activities may be dedicated to the payment of interest and the repayment of principal on our indebtedness.  There is no guarantee that we will be able to meet our debt service obligations.  If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with our debt obligations, we will be in default.  In addition, we may not be able to refinance our debt on terms acceptable to us, or at all.  Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We will need to continue our product development efforts.

We believe that the market for our products will be characterized by increasing technical sophistication.  We also believe that our eventual success will depend on our ability to continue to provide increased and specialized technical expertise.  There is no assurance that we will not fall technologically behind competitors with greater resources.  Although we believe that we enjoy a lead in our product development, and believe that our patents on ADS and the ACE and trade secrets provide some protection, we will likely need significant additional capital in order to maintain that lead over competitors with more resources.

We rely upon reselling partners and independent software vendors for product sales.

A significant portion of our sales has been and we believe, will continue to be made through reselling partners and independent software vendors (together “Partners”). As a result, our success may depend on the continued sales efforts of Partners, and identifying and entering into agreements with additional Partners.  The use of Partners involves certain risks, including risks that they will not effectively sell or support our products, that they will be unable to satisfy their financial obligations with us, and that they will cease operations.  Any reduction, delay or loss of orders from Partners may harm our results.  There can be no assurance that we will identify or engage qualified Partners in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

If we are unable to protect our intellectual property, our competitive position would be adversely affected.

We rely on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property.  However, we have not yet filed any patent applications on any technology or inventions included or incorporated in the ACS product.  Despite our precautions, unauthorized third parties may copy our products and services or reverse engineer or obtain and use information that we regard as proprietary.  We have filed thirteen patent applications with the United States Patent and Trademark Office and intend to file more.  Six patents have been granted; however, we do not know if the remaining seven applications will be granted or whether we will be successful in prosecuting any future patents.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.  Our means of protecting our proprietary rights may not be adequate and third parties may infringe or misappropriate our patents, copyrights, trademarks and similar proprietary rights.  If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.  We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us.  It is possible, however, that such a claim might be asserted successfully against us in the future.  We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

We focus on the research and development of our proprietary technologies.

We believe that these technologies are the basis for marketable commercial products.  However, there can be no assurance of this, and it is possible that our proprietary technologies and products will have little commercial benefit or potential.  In addition, from our inception to the present, we have not recognized any substantial operating revenues.

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

We face rapid technological change.

The market for our products and services is characterized by rapidly changing technologies, extensive research and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to develop and enhance ACS and to develop, manufacture and market new products and services. As a result, we expect to continue to make a significant investment in engineering, research and development.  There can be no assurance that we will be able to develop and introduce new products and services or enhance our initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition and results of operations.

If we experience rapid growth, we will need to manage such growth well.

We may experience substantial growth in the size of our staff and the scope of our operations, resulting in increased responsibilities for management.  To manage this possible growth effectively, we will need to continue to improve our operational, financial and management information systems, will possibly need to create departments that do not now exist, and hire, train, motivate and manage a growing number of staff.  Due to a competitive employment environment for qualified technical, marketing and sales personnel, we expect to experience difficulty in filling our needs for qualified personnel.  There can be no assurance that we will be able to effectively achieve or manage any future growth, and our failure to do so could delay product development cycles and market penetration or otherwise have a material adverse effect on our financial condition and results of operations.

We could face information and product liability risks and may not have adequate insurance.

Our products may be used to manage data from critical business applications. We may become the subject of litigation alleging that our products were ineffective or disruptive in our treatment of data, or in the compilation, processing or manipulation of critical business information.  Thus, we may become the target of lawsuits from injured or disgruntled businesses or other users. We carry product and information liability and errors and omissions insurance, but in the event that we are required to defend more than a few such actions, or in the event our products are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

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

We prepare financial statements in conformity with U.S. generally accepted accounting principles.  These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various other bodies formed to interpret and create appropriate accounting principles.  A change in those principles can have a significant affect on our reported results and may affect the way we report a transaction which is completed before a change in those principles is announced.  Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.  For example, accounting principles affecting many aspects of our business, including rules relating to equity-related compensation, have recently been revised and new regulations have been added.  The Financial Accounting Standards Board and other agencies finalized changes to U.S. generally accepted accounting principles that required us, starting January 1, 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce net income or increase losses.  In addition, since we historically used equity-related compensation as a component of our total employee compensation program, the accounting and regulation changes could make the use of equity-related compensation less attractive and therefore make it more difficult to attract and retain employees.

There is a limited market for our common stock.

Our common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market.  As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange. Further, the price of our common stock and its volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly.  If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock.  Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them.  The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

•	sales, sales cycle and market acceptance or rejection of our products;
•	our ability to sign Partners who are successful in selling our products
•	economic conditions within the database industry;
•	our failure to develop and commercialize the ACS;
•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and
•	domestic and international economic, business and political conditions.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on these internal controls.  If we fail to adequately maintain compliance with, or maintain the adequacy of, our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC.  If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are located at 700 Airport Blvd., Suite 300, Burlingame, California.  We lease approximately 15,000 square feet of office space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to our shareholders for a vote from October 1, 2007 to December 31, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Price Range of Common Stock

Our common equity is traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “ANTS”.

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.  This information was obtained from Yahoo! Finance Historical Quotes, and can be found at the following Internet address: http://finance.yahoo.com/q/hp?s=ANTS.OB.

	High	Low
Quarter Ended December 31, 2007	$1.45	$0.65
Quarter Ended September 30, 2007	2.14	1.50
Quarter Ended June 30, 2007	2.00	1.49
Quarter Ended March 31, 2007	2.56	1.92

Quarter Ended December 31, 2006	$2.85	$1.99
Quarter Ended September 30, 2006	2.29	2.00
Quarter Ended June 30, 2006	3.03	2.11
Quarter Ended March 31, 2006	2.65	2.00

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of February 29, 2008 there were 57,398,445 shares of common stock issued and outstanding and 1,358 registered holders of record of our common stock.

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

The graph below compares the cumulative total shareholder return on ANTs software, inc. (ANTs) common stock for the last five full fiscal years with the cumulative return on the NASDAQ composite and the Peer group for the same period. The graph assumes that $100 was invested in ANTs common stock and in each of the other indices on December 31, 2002 and that all dividends were reinvested. ANTs has never paid cash dividends on its stock. The comparisons in the graph below are based on historical data, with ANTs common stock prices based on the closing price on the dates indicated and are not intended to forecast the possible future performance of ANTs common stock.

	2002	2003	2004	2005	2006	2007
ANTs software inc.	100.00	116.25	272.50	260.00	302.50	88.75
NASDAQ Composite	100.00	150.79	164.60	168.08	185.55	211.29
Peer Group	100.00	102.19	138.05	120.21	147.74	323.15

(b)	Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

(c)	Recent Sales of Unregistered Securities

In October 2007, we sold a convertible promissory note in the amount of $2,000,000 to an accredited investor. Pursuant to the sale, we issued a warrant to the investor covering 1,333,333 shares of our common stock with a per share exercise price of $3.25. The warrant expires 36 months from issuance. The Note bears interest at the rate of 10% per annum (simple interest) due and payable at the end of each calendar quarter. The Note matures 36 months from issuance and is convertible into shares of our common stock, at the election of the holder, at a per share price of $1.50.  The Note is prepayable without penalty if (i) the bid price of our common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) we provide the investor with 20 trading days’ notice of our intent to prepay. The net proceeds were used to fund operations. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

In December 2007, we sold a convertible promissory note in the amount of $1,003,226.  Pursuant to the sale, we issued a warrant to the investor covering 668,817 shares of our common stock with a per share exercise price of $3.25. The warrant expires 36 months from issuance. The Note bears interest at the rate of 10% per annum (simple interest) due and payable at the end of each calendar quarter. The Note matures 36 months from issuance and is convertible into shares of our common stock, at the election of the holder, at a per share price of $1.50.  The Note is prepayable without penalty if (i) the bid price of our common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) we provide the investor with 20 trading days’ notice of our intent to prepay. The net proceeds were used to fund operations.  The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Stock Repurchases

There were no shares repurchased by us or our affiliates during 2007.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from our financial statements. This data should be read in conjunction with the financial statements and notes and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Fiscal Years ended December 31,
	2007	2006	2005	2004	2003
Operations:
Revenue	$359,706	$287,832	$466,620	$-	$-
Operating expenses	16,692,143	15,532,252	9,154,979	5,060,292	3,616,351
Net loss	(16,313,223)	(15,125,903)	(8,704,497)	(5,060,061)	(3,587,340)
Basic and diluted net loss per share	$(0.29)	$(0.30)	$(0.22)	$(0.16)	$(0.15)

Financial Position:
Cash and cash equivalents	$4,480,694	$4,698,949	$6,381,932	$1,448,724	$541,725
Working capital	3,007,543	4,130,830	5,525,616	1,196,604	(220,883)
Total assets	5,939,803	5,996,171	7,436,357	1,868,616	921,355
Stockholders' (deficit) equity	$(5,044,880)	$3,823,010	$6,412,586	$1,529,181	$(135,315)

Results of Operations

The results of operations for the fiscal years ended December 31, 2007, 2006 and 2005 are summarized in the table below.

	2007	% Change	2006	% Change	2005

Revenues	$359,706	25%	$287,832	-38%	$466,620
Cost of goods sold	12,677	-47%	23,893	N/A	-
Gross profit	347,029	31%	263,939	-43%	466,620
Operating expenses	16,692,143	7%	15,532,252	70%	9,154,979
Loss from operations	(16,345,114)	7%	(15,268,313)	76%	(8,688,359)

Other income (expense), net	31,891	-78%	142,410	-982%	(16,138)
Net loss	$(16,313,223)	8%	$(15,125,903)	74%	$(8,704,497)

Net loss per share -
basic and diluted	$(0.29)	-3%	$(0.30)	36%	$(0.22)

Shares used in computing basic and
diluted net loss per share	56,618,971	12%	50,474,155	25%	40,418,575

Revenues

Revenues for all three years relate to the ANTs Data Server and consist of license fees, recognition of deferred maintenance and support over the term of the agreements, royalties from third parties that resell ADS, and professional services fees.  Professional services revenues relate to post-sales consulting.  During 2007, we modified our go-to-market strategy, eliminating direct sales of ADS and selling solely through partners.

During 2007, we recognized $360 thousand in revenue, an increase of $72 thousand from fiscal 2006.  Of the total recognized:

•
$259 thousand were license and royalties, an increase of $101 thousand versus 2006.  The increase was primarily due to a first-time minimum royalty payment, which was offset by lower license revenue from direct sales;

•	$101 thousand were maintenance and support fees, a $5 thousand decrease from the previous year; and,
•	We did not provide any professional services during 2007, resulting in a $24 thousand decrease in professional services revenue from 2006 as no such services were requested by our customers in 2007.

During 2006, we recognized $288 thousand in revenue, a decrease of $179 thousand from fiscal 2005.  Of the total recognized:

•
$158 thousand was license revenues, a decrease of $240 thousand versus 2005.  The decrease was due to our inability to compete effectively against larger and more established database companies and the limited market for our product;

•	$106 thousand was maintenance and support fees from current customers, an increase of $56 thousand versus 2005; and
•	$24 thousand was professional services fees, an increase of $5 thousand versus 2005.

Cost of Revenues

Cost of revenues was $13 thousand, $24 thousand and $0 for fiscal 2007, 2006 and 2005, respectively.  Costs of revenues consist of third-party commissions and services and equipment needed to install the ANTs Data Server at a customer sites.

Operating Expenses

Operating expenses for the fiscal years ending December 31, 2007, 2006 and 2005 were as follows:

	2007	% of Total	% Change	2006	% of Total	% Change	2005	% of Total

Sales and marketing	$2,939,481	18%	-43%	$5,164,937	33%	43%	$3,618,324	40%
Research and development	9,442,521	56%	40%	6,736,381	44%	88%	3,589,565	39%
General and administrative	4,310,141	26%	19%	3,630,934	23%	86%	1,947,090	21%
Total operating expenses	$16,692,143	100%	7%	$15,532,252	100%	70%	$9,154,979	100%

Our primary expenses are salaries, benefits and consulting fees relating to development and marketing the ANTs Compatibility Server (ACS) and development and support of the ANTs Data Server (ADS) and supporting ADS. We completed development of ADS in 2005 and began sales and support of that product during that year.  We began development of ACS in early 2007.  During 2007 we shifted most resources to development of ACS and eliminated direct sales and marketing of ADS.

The number and distribution of full-time employees as of December 31, 2007, 2006 and 2005 were as follows:

	2007	% of Total	2006	% of Total	2005	% of Total

Sales and marketing	3	8%	12	23%	13	35%
Research and development	29	78%	32	62%	18	49%
General and administrative	5	14%	8	15%	6	16%
Headcount at end of period	37	100%	52	100%	37	100%

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries and benefits (including stock-based compensation), consultants’ fees, travel, marketing programs, sales literature and presentations, technical pre-sales consulting and allocation of corporate overhead.

Changes to key sales and marketing expenses and headcount for the years ended December 31,

	2007	% Change	2006*	% Change	2005*
Employee compensation and benefits	1,348,694	-43%	2,374,501	25%	1,901,491
Marketing programs	946,605	-47%	1,782,274	60%	1,114,558
Stock-based compensation	189,188	-15%	221,586	320%	52,791
Travel	290,324	-45%	526,770	53%	343,229

Headcount at end of period	3	-75%	12	-8%	13

* For the purposes of our analysis of key expenses, fiscal 2006 and 2005 results have been revised from previously reported amounts in both employee compensation and benefits and stock-based compensation, as follows:

o	We have combined certain employee-related benefits expenses together in our presentation of employee compensation and benefits.
o
Due to reductions in headcount and multiple functional responsibilities of certain employees, effective January 1, 2007, we began allocating a portion of certain employees’ salaries and bonuses between departments based on each employee’s contribution to that department.

o	Stock-based compensation has been revised to include expenses recognized on issuances of warrants and options to non-employees.

2007 versus 2006 Results

Total sales and marketing expenses decreased by $2.2 million, a 43% decrease in 2007 versus 2006 due primarily to the following:

•
Employee compensation and benefits decreased 43% in 2007 versus 2006 due to reductions in our direct sales team as we implemented our ADS partner strategy and due to the transfer of pre-sales technical staff to research and development.

•
Marketing programs decreased 47% due to our change in go-to-market strategy. By selling through partners rather than selling directly to end-users, we eliminated end-user marketing and lead-generation programs and reduced advertising and trade-show attendance.

•	Stock-based compensation decreased 15% primarily due to reduced headcount from 12 at the end of fiscal 2006 to 3 at the end of fiscal 2007.
•	Travel decreased 45% because our partnering strategy required less travel and due to the reduction in our sales team.

2006 versus 2005 Results

Total sales and marketing expenses increased by $1.5 million in 2006 compared to 2005, due primarily to the following:

•	Expenses related to direct marketing activities such as trade shows, advertising, lead generation and other marketing events increased significantly;
•	Employee-related expenses increased as the prior year’s staffing increases were realized over the course of a full year;
•
Recognition of employee stock-based compensation expense for all employee stock option issuances as required by SFAS 123(R) which was implemented January 1, 2006.  In 2005, stock-based compensation consisted expenses recognized for the issuance of options to non-employees and to a lesser extent, acceleration of vesting of employee stock options effective December 31, 2005.

•	Sales-related travel expense increased as we expanded sales activity in international and domestic markets.

Research and Development Expenses

Research and development expenses consist primarily of employee compensation and benefits, contractor fees to research and development service providers, stock-based compensation, and research and development equipment, which include depreciation expense.  During 2007 we began developing ACS and added significantly to our contract research and development full-time employees and outsourced certain development and support activities.

	2007	% Change	2006*	% Change	2005*
Employee compensation and benefits	5,366,836	33%	4,046,325	60%	2,529,155
Contract research and development	2,245,030	60%	1,401,728	168%	523,607
Stock-based compensation	741,312	46%	507,600	2421%	20,137
Equipment and computer supplies	396,449	-6%	423,966	44%	293,956

Headcount at end of period	29	-9%	32	78%	18

* For the purposes of our analysis of key expenses, fiscal 2006 and 2005 results have been revised from previously reported amounts in both employee compensation and benefits and stock-based compensation, as follows:

o	We have combined certain employee-related benefits together in our presentation of employee compensation and benefits.
o
Due to reductions in headcount and multiple functional responsibilities of certain employees, effective January 1, 2007, we began allocating a portion of certain employees’ salaries and bonuses between departments based on each employee’s contribution to that department.

o	Stock-based compensation has been revised to include expenses recognized on issuances of warrants and options to non-employees.

2007 versus 2006 Results

Total research and development expenses increased by $2.7 million, a 40% increase in 2007 versus 2006 due primarily to the following:

•
Employee compensation and benefits increased 33% in fiscal 2007 versus 2006 due to an increase in average full-time equivalent employees.  Full-time equivalent employees represent the sum of the headcount at the end of each month, divided by the number of months in the period, which differs from actual headcount at the end of each year as presented above.  Full-time equivalent employees increased from an average of 25 in 2006 to an average of 33 in 2007 fiscal year.  This increase includes the transfer of pre-sales technical staff from our sales and marketing department to research and development. Although the actual headcount in research and development on December 31, 2007, was less than on December 31, 2006, the decrease was due to a reduction in force at the end of 2007, and those employees were on staff for almost the entire year, leading to higher overall expense.

•	We increased use of contract research and development teams.
•	Stock-based compensation increased 46% in 2007 versus 2006 due to the increase in headcount.
•
Equipment and computer supplies expense decreased 6% primarily due to decreased purchases of computer equipment.  During early 2007, we completed the purchase of the majority of computers and of related equipment required for our development and test lab, offset by an increase in depreciation expense on computer equipment that was purchased in the third quarter of 2006 but impacted all of fiscal 2007.

2006 versus 2005 Results

Total research and development expenses increased by $3.1 million in 2006 compared to 2005, due primarily to the following:

•	Employee compensation and benefits increased 60% due to increases in headcount from an average of 17 in 2005 to 26 in 2006.
•	We increased use of contract research and development teams.
•
Stock-based compensation increased due to expense related to employee stock option issuances as required by SFAS 123(R) which was implemented January 1, 2006.  In 2005, stock-based compensation consisted expenses recognized for the issuance of options to non-employees and to a lesser extent, acceleration of vesting of employee stock options effective December 31, 2005.

General and Administrative Expenses

General and administrative expenses consists primarily of employee salaries and benefits, professional fees (legal, accounting, director fees, investor relations and placement agent fees related to financing), facilities expenses and insurance.

Changes to key general and administrative expenses for the years ended December 31,
	2007	% Change	2006*	% Change	2005*
Employee compensation and benefits	1,663,826	26%	1,324,176	31%	1,012,725
Professional fees	1,082,380	-11%	1,221,579	91%	640,089
Stock-based compensation	657,322	6%	619,060	1172%	48,684
Debt Issuance Costs	386,845	-	-	-	-
Director Fees	224,750	-	-	-	-

Headcount at end of period	5	-38%	8	33%	6

* For the purposes of our analysis of key expenses, fiscal 2006 and 2005 results have been revised from previously reported amounts in stock-based compensation to include expenses recognized on issuances of warrants and options to non-employees.

2007 versus 2006 Results

Total general and administrative expenses increased by $679 thousand, a 19% increase in 2007 versus 2006 due primarily to the following:

•
Employee compensation and benefits expense increased 26% in fiscal 2007 from 2006, primarily due to a $500 thousand obligation incurred under a severance agreement between us and our former chairman.  This increase was offset by lower salaries and benefits of $272 thousand due to a reduction in full-time employees.

•	Professional fees decreased primarily due to reduced Sarbanes Oxley compliance costs as activities switched from first-time compliance in 2006 to maintenance in 2007.
•
Stock-based compensation expense includes expense related to options issued to employees, including members of our Board of Directors, and options and warrants issued to non-employees.  Stock-based compensation increased marginally by 6% in 2007 over fiscal 2006.

•
Debt issuance costs relate to the amortization of placement agent fees that we incurred on debt issuances made in late December 2006 and in the first quarter of 2007.  These fees were incurred in relation to $13 million raised in J Unit convertible promissory note financing.  This amortization will continue through the maturity dates of each note.

•
Director fees increased in 2007 as we began to pay outside directors cash compensation in consideration for their service on the Board of Directors.  Prior to 2007 we compensated directors by issuing stock options.

2006 versus 2005 Results

Total general and administrative expenses increased by $1.7 million in 2006 compared to 2005, due primarily to the following:

•	Employee-related expense increases were driven in large part by increases in medical insurance premiums as well as an increase in headcount.
•	Professional fees increased 91% primarily due to the costs of compliance with section 404 of the Sarbanes-Oxley Act of 2002.
•
Recognition of employee stock-based compensation expense for all employee stock option issuances as required by SFAS 123(R) which was implemented January 1, 2006.  We have also combined all expenses related to issuance of options and warrants to non-employees.  In 2005, stock-based compensation consisted expenses recognized for the issuance of options to non-employees.

The majority of our operating expenses and costs over the fiscal year are expected to be related to the development of the ANTs Compatibility Server, supporting ACS and to a lesser extent, ADS customers, marketing our ACS product to partners, and general and administrative expenses.

Other Income (Expense), Net

The components of other income (expense), net are presented in the table below.
	Fiscal Years ended December 31,

	2007	% Change	2006	% Change	2005
Other income (expense):
Interest expense on convertible promissory notes	$(638,643)	20168%	$(3,151)	N/A	$-
Amortization of premium, convertible
promissory notes	365,869	-	-		-
Amortization of discount, convertible			-	-	-
promissory notes	(12,492)	-	-	-	-
Interest income	320,928	58%	203,133	740%	24,170
Write off of assets	(932)	-98%	(57,614)	40%	(41,294)
Other interest expense	(6,438)	50%	(4,295)	-14%	(5,014)
Gain on legal settlement and other	3,599	-17%	4,337	-28%	6,000
Other income (expense), net	$31,891	-78%	$142,410	982%	$(16,138)

Other income, net decreased by $111 thousand in 2007 compared to 2006, due primarily to:

•
The issuance of $6.5 million in convertible promissory notes in December 2006 through March 2007 and an additional issuance of $3.0 million in the fourth quarter of fiscal 2007, all accruing interest at 10%.  Interest expense in 2005 and 2006 consisted of interest paid on credit cards used in operations.

•	Interest income increased, which somewhat offset the increase in interest expense; as did
•	Amortization of debt premium and discount, net, of $353 thousand.

We recorded $639 thousand in interest expense related to the Convertible Notes issued between December 2006 and March 2007 compared to $3 thousand in 2006.  In 2006, interest expense consisted entirely of interest incurred on company credit cards.  The quarterly interest payments on the Convertible Notes were offset somewhat by the amortization of the premium on the Notes.

Interest income increased by $118 thousand in 2007 compared to 2006.  The combination of higher average balances and investments in higher-yielding investment products was responsible for the increase.  Balances averaged approximately $7.0 million in invested funds during 2007 compared to an average balance of approximately $6.3 million in 2006.  Cash balances were invested in higher-yielding money market accounts in 2007 compared with 2006.

Total other income (expense), net increased $159 thousand in 2006 compared to 2005, due primarily to:

•	An average balance of approximately $6.3 million in invested funds during 2006 compared to an average balance of approximately $3.2 million in fiscal 2005 and
•
Cash balances were invested in higher-yielding money market accounts in 2006 compared to minimum-yield bank investment products during 2005. Average cash funds available for investment have increased over time as the Company has raised increasingly larger amounts of capital.

Liquidity, Capital Resources and Financial Condition

As of and for the year ended December 31,

	2007	Change	2006	Change	2005
Net cash used in operating activities	$(13,982,195)	$(610,024)	$(13,372,171)	$(5,743,035)	$(7,629,136)
Net cash used in investing activities	(196,011)	423,762	(619,773)	105,633	(725,406)
Net cash provided by financing activities	13,959,951	1,650,990	12,308,961	(978,789)	13,287,750
Net (decrease) increase in cash and cash equivalents	$(218,255)	$1,464,728	$(1,682,983)	$(6,616,191)	$4,933,208

From inception, we have reported negative cash flow from operations.  During the periods from fiscal 2000 through fiscal 2004, we focused primarily on research and development with our first sales occurring in the first quarter of 2005.  Total revenues since then and through December 31, 2007 were approximately $1.1 million. These revenues were less than our need for funds during these years.

 Throughout this eight year period, we have funded operations and investments in operating assets with cash raised through financing activities in the form of private offerings to accredited investors.  The funds raised have been primarily in the form of sales of our common stock and, to a lesser degree, through the issuance of convertible promissory notes.

Details regarding the cash flows by activity follows.

Cash Used in Operating Activities

In fiscal 2007, cash used in operating activities totaled $14.0 million, $610 thousand higher than cash used in operating activities in 2006.  The following items significantly impacted our cash used in operating activities during fiscal 2007:

•	Our net loss included $2.1 million in non-cash charges, which were comprised primarily of $1.6 million in stock-based compensation and $421 thousand in fixed asset depreciation.
•	An increase in salaries and benefits paid, primarily due to average full-time headcount increases in research and development.
•	Severance payments to our former chairman and former employees.
•	An increase in contract research and development fees.
•	An increase in interest payments related to convertible promissory notes.

In fiscal 2006, cash used in operating activities totaled $13.4 million, an increase of $5.7 million over fiscal  2005. The following items significantly impacted our cash used by operating activities during fiscal 2006:

•	Our fiscal 2006 net loss included $1.9 million in non-cash charges, which were comprised primarily of $1.3 million in stock based compensation and $363 thousand in depreciation of fixed assets; and
•	An increase in total company salaries and benefits paid as we increased headcount to support bringing the ANTs Data Server to market.

Cash Used in Investing Activities

In fiscal 2007, cash used in investing activities totaled $196 thousand, a decrease of $424 thousand from fiscal 2006, primarily due to a $340 thousand decrease in the purchase of computer and lab equipment required to design and test our products.  By early 2007, we had purchased substantially all of the equipment needed to support our design, testing and quality assurance requirements. In fiscal 2006, cash used in investing activities was $620 thousand, a decrease of $106 thousand versus the prior year, resulting from a $86 thousand decrease in capital expenditures, primarily on computer and lab equipment.

Cash Provided by Financing Activities

We engage in private placement activities with accredited investors from time to time.  The private placements sometimes consist of Units, which give the investor shares of restricted common stock at a discount to the then-current market price, and a warrant to purchase a number of restricted shares of common stock at a fixed price set at a premium to the then-current market price.  The warrants generally have a life of two to three years.

Beginning in December 2006 and continuing through March of 2007, we sold units comprised of common stock and a promissory note convertible into common stock (“Notes”). The total raised in these private placements was $13 million, excluding cash commission paid to the placement agent of $1.1 million.  The units were comprised of $6.5 million in common stock and Notes with a face value of $6.5 million. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Notes mature 2 years from the issuance date, and are convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00.  The Notes are prepayable without penalty upon 30 days notice.  The Notes are convertible at our election upon a certain event, and if converted we have agreed to register the shares of stock issuable upon conversion. If the Notes are not converted, we will have an obligation to pay the note holders the face value of $1.0 million in December 2008 and $5.5 million during the first fiscal quarter of 2009.

In the fourth quarter 2007, we raised an additional $3.0 million through the sale of convertible promissory notes (“Q4 Notes”) These Q4 Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter, mature three years from the issuance date and are convertible into shares of our common stock, at the election of the holder, at a per share price of $3.25.  The Q4 Notes are prepayable without penalty if (i) the bid price of our common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) we provide the investor with 20 trading days’ notice of our intent to prepay. As part of the sale, the investor in the Q4 Notes was issued warrants covering 2,002,150 shares of our common stock, such warrants having an exercise price of $3.25 per share and a term of three years.

We have also raised funds as investors exercise warrants related to prior offerings and via stock options exercises. During 2007, warrants covering 796,900 shares were exercised, resulting in proceeds of $996,125 and stock options covering a total of 60,000 shares were exercised, resulting in proceeds of $60,600.

On March 11, 2008, we had approximately $2.3 million in cash on hand to fund operations and equipment purchases.  We anticipate this balance will fund operations into the second quarter of 2008 at our current levels of revenues and expenditures. We are pursuing a number of avenues to raise additional operating capital, including:

•	Raising funds through sales of our common stock and the issuance of convertible notes to accredited investors through private offerings.
•	As we develop close relationships with large partners, we are pursuing strategic investments from those partners.
•	We expect to continue generating revenue in 2008, which if successful will be a source of operating funds.

We are pursuing all three avenues, however, we believe that due to an uncertain investment climate, securing additional investment will be difficult.  This uncertainty raises substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of December 31, 2007:

		Payments Due	Payments Due	Payments	Payments
		in Less	in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years
Convertible Notes	$9,503,226	$1,000,000	$8,503,226	$-	$-
Non-cancelable operating leases	492,160	355,360	136,800
Total contractual obligations	$9,995,386	$1,355,360	$8,640,026	$-	$-

Off-Balance-Sheet Arrangements

On April 27, 2005, we entered into a lease with Bayside Plaza, a partnership, for approximately 15,000 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the “Premises”). We moved our principal offices to these Premises on May 2, 2005. The Premises are used for the purposes of general office use and for software development. The lease has an initial term of three years, subject to our right to extend the term of the lease for a total of six additional years. The base rent under this lease is $16,060 per month for the first year, $17,520 per month for the second year and $20,440 per month for the third year. The Company received abated rent for the period from May 1, 2005 to July 30, 2005 and the initial term of the lease was accounted for in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases” which required the effects of the scheduled rent increases and effects of rent abatement to be recognized on a straight-line basis over the initial term of the lease.  This results in monthly rental expense of $16,668 through April 30, 2008, the original lease term. During the fiscal years ended December 31, 2007, 2006 and 2005 we recognized a total of $200,020, $200,020 and $133,344 respectively, in rental expense for this lease. In July 2007 we extended this lease for the period May 1, 2008 through April 30, 2009 at the rate of $34,200 per month.  There are no asset retirement obligations under our operating lease.

Critical Accounting Policies

Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We evaluate such estimates and assumptions on an ongoing basis and base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and probably will differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, and research and development have the greatest potential impact on our financial statements. These areas are key components of our results of operations and are based on complex rules that require us to make judgments and estimates; as a result, we consider these to be our significant accounting policies. Historically, our assumptions, judgments and estimates relative to our significant accounting policies have not differed materially from actual results.

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

Revenue from professional services, consisting primarily of consulting services, is recognized as services are provided and the revenues are earned.

Research and Development Expenses

We account for research and development expenses in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”

We have not yet established technological feasibility of our ACS product; therefore, all costs relating to its development have been expensed in accordance with SFAS No. 86. Upon the establishment of such feasibility and once the product is made available for release to customers, we will capitalize these costs in our Balance Sheet.  Our research and development expenses consist primarily of salaries and benefits and outside contractor expenses.

Employee Stock-Based Compensation Expense

We have a stock-based employee and director compensation plan (the ANTs software inc. 2000 Stock Option Plan or the “Plan”).  Employee stock-based compensation expense includes awards to employees and our directors.  Effective January 1, 2006, we implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement” or “SFAS 123(R)”), to account for employee stock-based compensation expense. Our employee stock-based compensation expense for fiscal 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”).  Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for employee stock option awards on a straight-line basis over the requisite service period of the award, generally three years; however, we have also issued grants with certain performance-based criteria which vest upon satisfaction of that criteria.  For these grants, and in accordance with SFAS 123(R), at each interim reporting period we determine whether it is more likely than not that the performance criteria will be achieved.  If performance is deemed likely, the award is considered vested and expensed for financial reporting purposes.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance on SFAS 123(R).  SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive.  SAB 107 creates a framework that is premised on two over arching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Key topics covered by SAB 107 include valuation models, expected volatility and expected term.  We apply the principles of SAB 107 in conjunction with SFAS 123(R).

Income Taxes

The carrying value of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in certain tax jurisdictions. Until such time as we establish a taxable income in such jurisdictions, the total amount of our deferred tax assets shall be offset with a valuation allowance equal to our deferred tax asset balance.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, “Accounting for Income Taxes”, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Although the implementation of FIN 48 did not impact the amount of our liability for unrecognized tax benefits, nor did it impact beginning retained earnings, we reduced our deferred tax asset and valuation allowance by $685 thousand.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies in conjunction with other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of FAS 157 is not expected to have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements.  SFAS is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 provides that a realized income tax benefit from dividends that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares and units should be recognized as an increase to additional paid-in capital. The provisions of this EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007.  We do not currently pay dividends to employees on shares of unvested restricted common stock and therefore the provisions of EITF Issue No. 06-11 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) requires costs incurred to effect the acquisition and restructuring costs to be recognized separately from the acquisition. SFAS 141(R) applies to business combinations for which the acquisition date is on or after January 1, 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is invoiced and received in United States dollars.  One of our partners bundles our product with its own and sells to customers in the U.S. and abroad.  For the year ended December 31, 2007, approximately 4% of our revenue was generated through these non-U.S. royalties.  As a result, our net royalty receipts may have been impacted by any foreign exchange risk experienced by this partner; however, we believe that our financial results were not and are not expected to be materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  We do not enter into foreign currency hedging transactions to mitigate any potential exposure to foreign currency exchange risks.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investment portfolio. Our investment portfolio consists of liquid investments that have maturities of three months or less. Our risk associated with fluctuating interest income is limited to investments in interest rate sensitive financial instruments. Under our current policy, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of its invested principal by limiting default risk, market risk, and reinvestment risk.  We mitigate default risk by investing in short-term investment grade securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

					Year Ended
	Fiscal 2007 Quarters Ended,				December 31,
	March 31	June 30	September 30	December 31	2007

Revenues	$69,127	$21,467	$226,964	$42,148	$359,706
Gross profit	66,415	14,703	224,563	41,348	347,029
Net loss	(3,670,619)	(4,699,139)	(3,888,039)	(4,055,426)	(16,313,223)
Basic and diluted net loss per common share	(0.07)	(0.08)	(0.07)	(0.07)	(0.29)
Shares used in computing basic and diluted
net loss per share	55,995,934	56,460,534	56,622,605	57,381,544	56,618,971

					Year Ended
	Fiscal 2006 Quarters Ended,				December 31,
	March 31	June 30	September 30	December 31	2006

Revenues	$68,389	$83,258	$48,212	$87,973	$287,832
Gross profit	68,389	68,162	46,212	81,176	263,939
Net loss	(2,750,979)	(3,895,181)	(4,392,656)	(4,087,087)	(15,125,903)
Basic and diluted net loss per common share	(0.06)	(0.08)	(0.08)	(0.08)	(0.30)
Shares used in computing basic and diluted
net loss per share	45,180,279	51,775,813	52,053,558	52,786,035	50,474,155

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

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of control systems must be considered relative to their cost. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues of fraud, if any within ANTs have been detected.

(b)           Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management has concluded that as of December 31, 2007 our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Burr, Pilger & Mayer LLP, has issued an audit report on our internal control over financial reporting. That audit report is included in this report Form 10-K.

(c)           Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The remainder of this page was intentionally left blank.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANTs software inc.

We have audited the internal control over financial reporting of ANTs software inc. (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ANTs software inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of ANTs software inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the three year periods ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements.

/s/   Burr, Pilger & Mayer LLP

San Francisco, California
March 13, 2008

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated in this report by reference to the Company’s Proxy statement to be filed with the SEC in connection with its 2008 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2007.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated in this report by reference to the Company’s Proxy statement to be filed with the SEC in connection with its 2008 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2007.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated in this report by reference to the Company’s Proxy statement to be filed with the SEC in connection with its 2008 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2007.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated in this report by reference to the Company’s Proxy statement to be filed with the SEC in connection with its 2008 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2007.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated in this report by reference to the Company’s Proxy statement to be filed with the SEC in connection with its 2008 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2007.

Part IV

ITEM 15.  exhibits, financial statement schedules

Documents filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ANTs software inc.

We have audited the accompanying balance sheets of ANTs software inc. as of December 31, 2007, and 2006 and the related statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the three year period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on those financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANTs software inc. as of December 31, 2007, and 2006, and the results of its operations and its cash flows for each of the years in the three year periods ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 “Basis of Presentation and Continuation as a Going Concern” to the financial statements, the Company’s recurring losses from operations, stockholders’ deficit, and cash flows used in operating activities raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1, “Basis of Presentation and Continuation as a Going Concern”. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006 applying the modified perspective method, and Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Burr, Pilger & Mayer LLP
San Francisco, California

March 13, 2008

ANTS SOFTWARE INC.
BALANCE SHEETS

	Years ended December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$4,480,694	$4,698,949
Accounts receivable	8,204	55,319
Current portion of prepaid debt issuance cost	434,630	33,645
Restricted cash	192,574	190,958
Prepaid expenses and other current assets	173,331	131,480
Prepaid expense from warrant issued to customer, net	57,674	57,673
Total current assets	5,347,107	5,168,024
Long-term portion of prepaid debt issuance cost	47,786	-
Property and equipment, net	510,490	736,053
Prepaid expense from warrant issued to customer, net	-	57,674
Other assets	34,420	34,420
Total assets	$5,939,803	$5,996,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$788,460	$622,860
Accrued bonuses and commissions payable	143,750	179,127
Accrued vacation payable	89,316	175,237
Current portion of convertible promissory notes, includes
premium of $60,440 and $0, respectively	1,060,440	-
Accrued interest on convertible promissory notes	208,780	3,151
Deferred revenues	48,818	56,819
Total current liabilities	2,339,564	1,037,194

Commitments and contingencies (Note 11)

Long-term liabilities:
Accrued rent	-	15,087
Convertible promissory notes, includes premium of $380,311
and $120,880, respectively	5,880,311	1,120,880
Convertible promissory notes, net of debt discount of $238,418
and $0, respectively	2,764,808	-

Total liabilities	10,984,683	2,173,161

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
57,398,445 and 53,188,485 shares issued and outstanding, respectively	5,740	5,319
Common stock subscribed, not issued	-	1
Additional paid-in capital	69,914,339	62,469,426
Accumulated deficit	(74,964,959)	(58,651,736)
Total stockholders’ (deficity) equity	(5,044,880)	3,823,010
Total liabilities and stockholders' (deficity) equity	$5,939,803	$5,996,171

See Accompanying Notes to Financial Statements

ANTS SOFTWARE INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
Revenues:
Licenses and royalties	$258,829	$157,958	$397,500
Maintenance	100,877	105,792	49,620
Professional services	-	24,082	19,500
Total revenues	359,706	287,832	466,620

Cost of revenue:
Licenses	12,677	23,893	-
Gross profit	347,029	263,939	466,620

Operating expenses:
Sales and marketing	2,939,481	5,164,937	3,618,324
Research and development	9,442,521	6,736,381	3,589,565
General and administrative	4,310,141	3,630,934	1,947,090
Total operating expenses	16,692,143	15,532,252	9,154,979
Loss from operations	(16,345,114)	(15,268,313)	(8,688,359)

Other income (expense):
Interest income	320,928	203,133	24,170
Gain on legal settlement and other	3,599	4,337	6,000
Write-off of fixed assets	(932)	(57,614)	-
Disposal of assets related to office move	-	-	(41,294)
Interest expense	(291,704)	(7,446)	(5,014)
Other income, net	31,891	142,410	(16,138)
Net loss	$(16,313,223)	$(15,125,903)	$(8,704,497)

Basic and diluted net loss per common share	$(0.29)	$(0.30)	$(0.22)
Shares used in computing basic and diluted
net loss per share	56,618,971	50,474,155	40,418,575

See Accompanying Notes to Financial Statements

ANTS SOFTWARE INC.
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance at December 31, 2004	35,298,817	$3,530	$30,000	$36,316,987	$(34,821,336)	$1,529,181
Common stock issued for shares subscribed at December 31, 2004	30,000	3	(30,000)	29,997	-	-
Proceeds from private placements, net of cash commissions, $353,850	5,461,125	546	-	7,823,604	-	7,824,150
Common stock subscribed as payment to vendors for services	-	-	45,158	-	-	45,158
Common stock issued to finders and placement agent as commission	67,556	7	-	(7)	-	-
Common stock subscribed as commission to placement agent	-	-	198,450	(198,450)	-	-
Proceeds from warrant exercises, net of cash commissions of $193,800	3,878,970	388	-	5,343,139	-	5,343,527
Options exercised through cash consideration	103,704	11	-	125,581	-	125,592
Stock-based compensation expense	21,886	2	-	76,452	-	76,454
Warrants issued as prepayment to vendor for services to be provided in the future	-	-	-	173,021	-	173,021
Net loss and comprehensive net loss	-	-	-	-	(8,704,497)	(8,704,497)
Balance at December 31, 2005	44,862,058	4,487	243,608	49,690,324	(43,525,833)	6,412,586

Proceeds from private placements, net of cash commissions of $769,250	7,398,129	740	-	10,031,513	-	10,032,253
Allocation of proceeds raised from private placements to premium on convertible promissory note	-	-	-	(120,880)	-	(120,880)
Allocation of certain commissions paid to placement agent to debt issuance costs	-	-	-	33,645	-	33,645
Common stock issued for shares subscribed at December 31, 2005	137,230	14	(243,608)	243,594	-	-
Common stock subscribed as commission to placement agent at December 31, 2006	-	-	1	(1)	-	-
Proceeds from warrant exercises, net of cash commissions of $39,125	302,500	30	-	529,179	-	529,209
Options exercised through cash consideration	477,902	47	-	713,807	-	713,854
Stock-based compensation expense	10,666	1	-	1,348,245	-	1,348,246
Net loss and comprehensive net loss	-	-	-	-	(15,125,903)	(15,125,903)
Balance at December 31, 2006	53,188,485	5,319	1	62,469,426	(58,651,736)	3,823,010

Proceeds from private placements, net of cash commissions of $481,426	3,142,700	314		5,018,260		5,018,574
Allocation of commissions paid to placement agent to debt issuance costs				(685,740)		(685,740)
Allocation of proceeds raised on convertible promissory notes to discount				250,910		250,910
Common stock issued for shares subscribed at December 31, 2006	210,360	22	(1)	217,021		217,042
Proceeds from option and warrant exercises	856,900	85		1,056,640		1,056,725
Stock-based compensation expense				1,587,822		1,587,822
Net loss and comprehensive net loss					(16,313,223)	(16,313,223)
Balance at December 31, 2007	57,398,445	$5,740	$-	$69,914,339	$(74,964,959)	$(5,044,880)

See Accompanying Notes to Financial Statements

ANTS SOFTWARE INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(16,313,223)	$(15,125,903)	$(8,704,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	421,000	363,062	285,423
Amortization of accrued rent, net of cash payments	(33,580)	(4,380)	53,047
Amortization of warrant issued to customer	57,673	57,674	-
Amortization of debt premium and discount, net	(353,377)	-	-
Amortization of debt issuance costs	386,844	-	-
Stock-based compensation expense	1,587,822	1,348,246	121,612
Bad debt expense, net of write-offs of uncollectible accounts	-	28,738	16,000
Write-off of fixed assets, security deposits and other	(1,041)	57,614	45,012

Changes in operating assets and liabilities:		-	-
Accounts receivable	47,115	(51,655)	(61,228)
Prepaid expenses and other current assets	(41,851)	(78,739)	13,107
Other assets	-	282	(34,420)
Accrued interest on convertible promissory notes	205,629	3,151	-
Accounts payable and other accrued expenses	184,093	45,482	416,273
Accrued bonuses and commissions payable	(35,377)	(39,623)	65,571
Accrued vacation payable	(85,921)	25,664	96,361
Deferred revenues	(8,001)	(1,784)	58,603
Net cash used in operating activities	(13,982,195)	(13,372,171)	(7,629,136)

Cash flows used in investing activities:
Transfer operating funds to restricted cash	(1,616)	(85,559)	(105,399)
Purchases of property and other assets	(194,395)	(534,214)	(620,007)
Net cash used in investing activities	(196,011)	(619,773)	(725,406)

Cash flows from financing activities:
Proceeds from private placements - equity, net of cash commissions	5,018,574	10,065,898	-
Proceeds from private placements - convertible promissory notes, net of commission	7,884,652	1,000,000	7,824,150
Proceeds from exercise of options	60,600	713,854	125,592
Proceeds from exercise of warrants, net of commissions	996,125	529,209	5,343,527
Payments on capital lease obligations	-	-	(5,519)
Net cash provided by financing activities	13,959,951	12,308,961	13,287,750

Net (decrease) increase in cash and cash equivalents	(218,255)	(1,682,983)	4,933,208
Cash and cash equivalents at beginning of period	4,698,949	6,381,932	1,448,724
Cash and cash equivalents at end of period	$4,480,694	$4,698,949	$6,381,932

See Accompanying Notes to Financial Statements

	Years Ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$433,014	$4,295	$5,014

Non-cash investing and financing activities:
Allocation of stockholders' equity to premium on convertible note	$685,740	$120,880	$-
Allocation of commissions paid to placement
agent to debt issuance costs, net	$217,041	$6,355	$-
Allocation of stockholders' equity to discount
on convertible promissory note	$250,910	$-	$-
Common stock issued to placement agent allocated
to additional paid in capital	$168,920	$-	$-
Common stock issued for subscribed shares at end of prior year	$-	$198,450	$30,000
Common stock subscribed for private placement agent commission	$-	$1	$198,450
Issuance of warrant to customer	$-	$-	$173,021

ANTS SOFTWARE INC.
NOTES TO FINANCIAL STATEMENTS

1.  The Company and its Significant Accounting Policies

Nature of Operations

ANTs software inc. is developing the ANTs Compatibility Server and develops, markets and supports the ANTs Data Server. The ANTs Compatibility Server (“ACS”) is middleware that, for the first time, brings the promise of a fast, cost-effective method to move applications from one database to another – and enables enterprises to achieve cost efficiencies by consolidating their applications onto fewer databases. The ANTs Data Server (“ADS”) is a relational database management system (“RDBMS”) that can reduce costs and improve application performance. ACS is built on proprietary compatibility technologies developed by us. ADS incorporates patented high-performance technologies developed by us. End-users of RDBMS’s, independent software vendors who bundle an RDBMS with their products and other RDBMS vendors can use the ADS and ACS to lower costs and gain competitive advantage.

Basis of Presentation and Continuation as a Going Concern

The accompanying financial statements are in accordance with generally accepted accounting principles of the United States of America, which contemplates continuation of our Company as a going concern.  However, we have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We have plans to seek additional capital through private placements of equity or debt.  If we are successful in our efforts to generate revenue in 2008, it will be a source of operating funds through the end of fiscal 2008.  Our plans, if successful, will mitigate the factors that raise substantial doubt about our ability to continue as a going concern.

We have reclassified certain prior-year amounts to conform to the current year presentation.  We have no minority interests in subsidiaries or consolidated subsidiaries.

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

Research and Development Expenses

In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, and at that time such costs will be capitalized until the product is made available for release to customers.  Our revenues through December 31, 2007 relate entirely to royalties, licenses and maintenance fees of our ADS product and extensive customization was in most cases required for the sale of these products.  As a result, we have expensed all research and development costs relating to the sales and recorded costs directly related to these revenues to cost of revenues.

We have not yet established technological feasibility of our ACS product; therefore, all costs relating to its development have been expensed in accordance with SFAS No. 86. Upon the establishment of such feasibility and the product is made available for release to customers, we will capitalize these costs in our Balance Sheet.  Our research and development expenses consist primarily of salaries and benefits and outside contractor expenses.

Advertising Costs

We expense advertising costs as incurred.  The expense recognized for the years ended December 31, 2007, 2006 and 2005 was $33,425, $242,882 and $73,131, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments having original maturities of three months or less to be cash equivalents.  Our cash equivalents consist of short-term money market instruments.

Accounts Receivable

Receivables are stated at net realizable value.  All accounts receivable outstanding as of December 31, 2007 were collected in January 2008.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts to reserve for potentially uncollectible trade receivables.  We review our trade receivables to identify customers with known disputes or collection issues.  For customers not specifically identified, we also provide a reserve based on the age of the receivable.  In determining the reserve, we make judgments about the credit-worthiness of the customer based on ongoing credit evaluations.  We also consider our historical level of credit losses and current economic trends that might impact the level of future credit losses.

As of December 31, 2007 our trade receivables totaled $8,204 which was collected in January 2008; therefore no reserve was required as of December 31, 2007.  Our historical allowances for doubtful accounts follows:

	Beginning Balance	Charged to Operating Expenses	Deductions	Ending Balance
Allowance for doubtful accounts:
Years Ended December 31,
2007	$-	$-	$-	$-
2006	$16,000	$28,738	$(44,738)	$-
2005	$-	$16,000	$-	$16,000

Restricted Cash

Restricted cash consists of a 365-day certificate of deposit in the principal amount of $192,574, held by Silicon Valley Bank with an annual interest rate of 0.85% that matures on July 31, 2008.  The funds are pledged to collateralize our revolving credit card facility. Management intends to maintain the certificate of deposit as long as the revolving credit card facility is in place. Amounts due on the credit card facility are included in accounts payable and other accrued expenses on the Balance Sheet.

Property and Equipment

Property and equipment are carried at cost and are depreciated using a straight-line method over their estimated useful lives of three to five years. The costs of leasehold improvements are amortized over the term of the lease plus reasonably assured lease renewals, or the life of the improvement.  Expenditures for improvement or expansion of property and equipment are capitalized.  Repairs and maintenance are charged to expense as incurred.  When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the statements of operations.

Deferred Revenues

As of December 31, 2007, deferred revenues consisted of annual support and maintenance fees paid in advance by customers.  The fees are amortized into revenue ratably over the related contract period, generally twelve months, beginning with customer acceptance of the product. Deferred revenue also includes license fees for any customer who has been invoiced, but has not yet signed the customer acceptance of delivery and acknowledgment form as required under our revenue recognition policy.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and effective January 1, 2007 we also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).   We estimate our actual current tax expense and the temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe that recovery of these deferred assets is not likely, we must establish a valuation allowance. To the extent we either establish or increase a valuation allowance in a reporting period, we must include an expense within the tax provision in the statement of operations.  As of December 31, 2007 and 2006, we have net deferred tax assets totaling $26.7 million and $20.8 million, respectively; however, because we have never recognized income from operations and future realization is less than probable, we have established a valuation allowance for the full amount of these deferred tax assets.

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

Stock-Based Compensation

We have a stock-based employee and director compensation plan (the ANTs software inc. 2000 Stock Option Plan or the “Plan”).  Prior to January 1, 2006, we accounted for stock-based compensation awards issued under the Plan using the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in conjunction with the guidelines set out in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Compensation” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123”.  On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the fiscal year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”).  Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years; however we have also issued stock options with performance-based vesting criteria.

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

All stock-based awards to nonemployees are accounted for at their fair value in accordance with Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. We have recorded the fair value of each stock option issued to non-employees as determined at the date of grant and at each interim reporting period using the Black-Scholes option pricing model.

Comprehensive Loss

Comprehensive loss was the same as net loss for the years ended December 31, 2007, 2006 and 2005.

Recently Adopted Pronouncements

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, “Accounting for Income Taxes”, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of FIN 48 we recognized a $685 thousand increase in liability for unrecognized income tax benefits.  Refer to Footnote 9 of our notes to these financial statements for further information regarding the impact of this pronouncement.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies in conjunction with other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of FAS 157 is not expected to have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements.  SFAS is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 provides that a realized income tax benefit from dividends that is charged to retained earnings and are paid to employees for equity classified nonvested equity shares and units should be recognized as an increase to additional paid-in capital. The provisions of this EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007.  We do not currently pay dividends to employees on shares of unvested restricted common stock and therefore the provisions of EITF Issue No. 06-11 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) requires costs incurred to effect the acquisition and restructuring costs to be recognized separately from the acquisition. SFAS 141(R) applies to business combinations for which the acquisition date is on or after January 1, 2009.

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

The following table presents the calculation of basic and diluted net loss per share for the fiscal years ended December 31, 2007, 2006 and 2005:

	Loss	Shares	Loss per
	(Numerator)	(Denominator)	Share
Year ended December 31, 2007
Basic and diluted net loss per share	$(16,313,223)	56,618,971	$(0.29)
Year ended December 31, 2006
Basic and diluted net loss per share	$(15,125,903)	50,474,155	$(0.30)
Year ended December 31, 2005
Basic and diluted net loss per share	$(8,704,497)	40,418,575	$(0.22)

At December 31, 2007, 2006 and 2005, stock options and warrants for the purchase of 16,813,430, 16,354,480, and 21,182,381 shares of our common stock at prices ranging from $0.52 to $6.38 per share respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

3.  Property and Equipment

Property and equipment, summarized by major category, at December 31,

	2007	2006
Computers and software	$2,005,337	$1,810,942
Furniture and fixtures	85,215	85,215
Leasehold improvements	96,804	96,804
Total property and equipment	2,187,356	1,992,961

Less: accumulated depreciation and amortization	(1,676,866)	(1,256,908)

Property and equipment, net	$510,490	$736,053

           Depreciation expense for fiscal 2007, 2006 and 2005 was $421,000, $363,062, and $285,423, respectively.  During 2007 we performed a physical inventory of our property and equipment and no adjustment to the financial statements was required.   During 2006 we performed a physical inventory of property and equipment and wrote off $57,614 in fixed assets, net of accumulated depreciation.

As of December 31, 2007 and 2006, we had $1,010,235 and $760,640, respectively, in fully depreciated assets in use, consisting primarily of computer equipment and software.

4.	Current Portion of Prepaid Debt Issuance Costs

As more fully discussed in Note 10, we incurred $869,260 in placement agent fees, paid in cash and equity, related to convertible promissory notes issued from December 2006 through March 2007. These fees are being amortized into general and administrative expense using the straight-line method, which is not materially different from the effective interest method over the 24-month life of the notes. As of December 31, 2007, $482,416 of the fees was unamortized. Amortization of these costs commenced on January 1, 2007 and totaled $386,844 during the year ended December 31, 2007.  Of the total balance of $482,416 remaining as of December 31, 2007, $434,630 will be recognized in the year ending December 31, 2008 and the remainder, $47,786, is recorded as the long-term portion of prepaid debt issuance costs to be recognized in 2009.

5.  Prepaid Expenses and Other Current Assets

As of December 31, 2007, prepaid expenses and other current assets were $173,331, primarily consisting of $112,440 in prepaid insurance and other employee benefit costs, and $37,267 in prepaid marketing costs for subscriptions to industry analyst services and conferences.   As of December 31, 2006, prepaid expenses were $131,480 consisting of prepaid expenses which included unamortized balances of prepaid insurance, prepaid marketing expenses related to 2007 subscriptions to industry analyst services and conferences, and other expenses that are prepaid in the ordinary course of business.

6.   Prepaid Expense from Warrant

Prepaid expense from warrant consists of the original charge of $173,021 related to the issuance of a warrant to a customer in 2005 to purchase 100,000 shares of the our Common Stock, in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server to our customers should we be unable to provide such services.  The fair value of the warrant was calculated using the Black-Scholes valuation model.  The warrant has an exercise price of $3.50 per share and may be exercised until July 2008.  The prepaid expense is being amortized into the statements of operations on a straight-line basis, over 36 months, commencing January 2006.  We recognized amortization expense of $57,673 and $57,674 in the fiscal years ended December 31, 2007 and 2006, respectively.  The unamortized balance of $57,674 will be recognized in the year ending December 31, 2008.

The prepaid expense is evaluated periodically for signs of impairment, and will be reduced as necessary, with a corresponding charge to the statement of operations.

7.	Deferred Revenues

Deferred revenue is comprised of license fees and annual maintenance and support fees. License fees are recognized upon customer acceptance of the product. Annual maintenance and support fees are amortized ratably into revenue on the statements of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product.

Deferred revenue activity for the fiscal years ending December 31, 2007 and 2006 was as follows:

	2007		2006
Beginning balance		$56,819		$58,603
Invoiced current year		382,770		290,849
Deferred revenue recognized from prior year	$(26,820)		$(58,603)
Invoiced and recognized current year	(332,886)		(229,230)
Total revenue recognized current year		(359,706)		(287,833)
Write-offs		(31,065)		(4,800)
Ending balance		$48,818		$56,819

Write-offs consist of bad debt expense charged on deferred revenues outstanding as of the beginning of each period as well as amounts charged to deferred revenue during each period but that became unrealizable.

8.  Industry Segment, Customer and Geographic Information

We operate in a single industry segment, computer software. Substantially all of our assets and employees are located at the corporate headquarters in Burlingame, California. Our organization is primarily structured in a functional manner.  During the periods presented, our current Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).  We currently generate revenues from ADS and do not segregate operating expenses between those incurred for maintenance and support of ADS and research and development expenses incurred on ACS. Therefore our CODM reviews consolidated financial information on revenues, gross margins and operating expenses and discrete information regarding between our existing product (ADS) and our ACS product under development, is not currently maintained or reviewed.

Customer Information

For the year ended December, 31, 2007, $336,493, or 94%, of our revenues were derived from three customers, which represented $213,212, $63,281 and $60,000, or 59%, 18% and 17% of our total revenues, respectively.  For the year ended December 31, 2006, $118,800, or 41%, of our revenues were from two customers, which represented $69,000 and $49,800 or 24% and 17% of our total revenues, respectively.  For the year ended December 31, 2005, $384,500, or 82%, of our revenues were from two customers, which represented $284,500 and $100,000 or 61% and 21% of our total revenues, respectively.

Geographic Information

Revenues by geographic area were as follows:

	Years ended December 31,
	2007	%	2006	%	2005	%
Domestic	$146,494	41%	$240,009	83%	$348,620	75%
International	213,212	59%	47,823	17%	118,000	25%
Total	$359,706	100%	$287,832	100%	$466,620	100%

9.  Income Taxes
We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”.  Due to our loss position for the periods ended December 31, 2007, 2006 and 2005, there was no provision for income taxes during these periods.

A valuation allowance has been recorded for our total deferred tax assets as a result of uncertainties regarding realization of the assets based upon the lack of profitability and the uncertainty of future profitability.

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2007, 2006 and 2005 are as follows:

	As of December 31,
	2007	2006	2005

Net operating loss carryforward	$24,474,327	$18,765,178	$13,412,485
Research tax credit carryforward	2,114,423	1,922,882	1,371,851
Expenses deductible in later years	96,098	79,833	76,768

Gross deferred tax assets	26,684,848	20,767,893	14,861,104

Less: valuation allowance	(26,684,848)	(20,767,893)	(14,861,104)
Net deferred tax assets	$-	$-	$-

The effective rate is lower than the Federal statutory rate due to an increase in the valuation allowance with respect to federal and state deferred tax assets.  The valuation allowance increased in 2007, 2006, and 2005 by $5,916,955, $5,906,789, and $4,004,194, respectively.

As of December 31, 2007, we had net operating loss carryforwards of approximately $60.3 million for federal tax purposes and $58.5 million for state tax purposes. If not earlier utilized, the federal net operating loss carryforwards will expire in various years from 2008 through 2027 and the state net operating loss carryforwards will expire in various years from 2012 through 2027.

As of December 31, 2007, we had research credit carryforwards of approximately $1.8 million for federal tax purposes and $1.3 million for state tax purposes. If not earlier utilized the federal research credit carryforwards will expire in various years from 2012 through 2027. The state research credit carries forward indefinitely until utilized.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Sections 382 and the related provisions of the Internal Revenue Code.  If such ownership change has occurred or occurs in the future, utilization of the net operating losses and tax credits would be subject to an annual limitation based on the fair market value of the company on the change date.

A summary of our deferred tax allowances are as follows:

		Charged to
	Beginning	Deferred Tax		Ending
	Balance	Assets	Deductions	Balance
Deferred Tax Allowance Accounts:
Years Ended December 31,
2007	$20,767,893	$5,916,975	$-	$26,684,868
2006	$14,861,104	$5,906,789	$-	$20,767,893
2005	$10,856,910	$4,004,194	$-	$14,861,104

Uncertain Tax Provisions

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, “Accounting for Income Taxes”, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.  On January 1, 2007, although the implementation of FIN 48 did not impact the amount of our liability or impact beginning retained earnings, we reduced our deferred tax asset and valuation allowance by $685 thousand.

A reconciliation of the beginning and ending amount of the liability for unrecognized income tax benefits during the tax year ended December 31, 2007 is as follows:

Balance at January 1, 2007	$684,954
Additions for tax positions related to the year ended December 31, 2007	-
Balance at December 31, 2007	$684,954

The $684,954 of unrecognized tax benefits, if recognized, will affect our effective income tax rate.  We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  Our only major tax jurisdictions are the United States and California. The tax years 1993 through 2007 remain open and are subject to examination by the appropriate governmental agencies in the U.S and 2000 through 2007 in California.

10.   Convertible Promissory Notes

“J” Unit Sales

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

At December 31, 2006, we owed $40,000 in cash commissions and 10,380 shares of common stock of the Company to a placement agent for services related to sales of the J Units, which was paid in 2007. The shares are contractually valued at $1.93 per share or $20,033. The total commission value of $60,033 was allocated between debt issuance costs, and additional paid-in capital as a cost of raising the funds, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable, and stockholders’ equity.  This resulted in debt issuance costs of $33,645, which are included in prepaid expenses on the balance sheet at December 31, 2006.  The remaining $26,388 was allocated to additional paid-in capital. The cash commission is included in accounts payable and other accrued expenses on the balance sheet as of December 31, 2006 and was subsequently paid in January 2007. The 10,380 shares due to the placement agent is shown on the balance sheet in common stock subscribed at its par value of $1 and was issued in the first quarter of 2007.

For the sale of the 2006 and 2007 “J” Units, we accreted $593,699 and $0 in interest expense for the years ended December 31, 2007 and 2006, respectively.

Convertible Notes Payable with Warrants

During October 2007 we sold a convertible promissory note in the amount of $2,000,000 to an accredited investor. Pursuant to the sale, we issued a warrant to the investor covering 1,333,333 shares of our common stock with a per share exercise price of $3.25. The warrant expires 36 months from issuance. The note bears interest at the rate of 10% per annum (simple interest) due and payable at the end of each calendar quarter. The note matures 36 months from issuance and is convertible into shares of our common stock, at the election of the holder, at a per share price of $1.50.  The note is prepayable without penalty if (i) the bid price of our common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) we provide the investor with 20 trading days’ notice of our intent to prepay. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During December 2007 we sold a convertible promissory note in the amount of $1,003,226.  Pursuant to the sale, we issued a warrant to the investor covering 668,817 shares of our common stock with a per share exercise price of $3.25. The warrant expires 36 months from issuance. The note bears interest at the rate of 10% per annum (simple interest) due and payable at the end of each calendar quarter. The note matures 36 months from issuance and is convertible into shares of our common stock, at the election of the holder, at a per share price of $1.50.  The note is prepayable without penalty if (i) the bid price of our common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) we provide the investor with 20 trading days’ notice of our intent to prepay. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

In accordance with APB 14 and EITF 00-27 we allocated the proceeds of these sales between the warrants and the notes based on their relative fair values.  The allocation resulted in a discount of $250,910 which is being expensed to Interest Expense using the straight-line method, which is not materially different than the effective rate method, over the life of each note.  The interest expense related to these notes was $12,492 for the year ended December 31, 2007. The balance of $238,418 is included in Convertible Promissory Notes as of December 31, 2007.

11.   Commitments and Contingencies

As of December 31, 2007, we leased office facilities under a non-cancelable operating lease.  Future minimum lease payments required under the non-cancelable leases are as follows:
Operating Leases
Year ending December 31, 2008	$355,360
Through April 30, 2009	136,800
Total minimum lease payments	$492,160

On April 27, 2005, we entered into a lease with Bayside Plaza, a partnership, for approximately 15,000 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the “Premises”). We moved our principal offices to these Premises on May 2, 2005. The Premises are used for the purposes of general office use and for software development. The lease has an initial term of three years, subject to the Company's right to extend the term of the lease for a total of six additional years. The base rent under this lease is $16,060 per month for the first year, $17,520 per month for the second year and $20,440 per month for the third year. The Company received abated rent for the period from May 1, 2005 to July 30, 2005 and the initial term of the lease was accounted for in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases” which required the effects of the scheduled rent increases and effects of rent abatement to be recognized on a straight-line basis over the initial term of the lease.  This results in monthly rental expense of $16,668 through April 30, 2008, the original lease term. During the fiscal years ended December 31, 2007, 2006 and 2005 the Company recognized a total of $200,020, $200,020 and $133,344 respectively, in rental expense for this lease. In July 2007 we extended this lease for the period May 1, 2008 through April 30, 2009 at the rate of $34,200 per month.  There are no asset retirement obligations under our operating lease.

Contingencies

We not a party to any material pending legal proceedings.

12. Stockholders’ Equity

Stockholders’ equity transactions by cash and non-cash transactions for the years ending December 31, 2007, 2006 and 2005 is presented below.

	2007	2006	2005

Total stockholders' equity, beginning of year	$3,823,010	$6,412,586	$1,529,181
Cash transactions:
Proceeds from private placements:
Sales of "F" Units at $1.00 per unit	-	-	933,000
Cash commissions on sales of "F" units	-	-	(90,350)
Sales of "G" Units at $1.60 per unit	-	-	3,042,000
Cash commissions on sales of "G" units	-	-	(75,000)
Sales of "H" units at $1.60 per unit	-	204,000	2,603,000
Cash commissions on sales of "H" units	-	(20,000)	(188,500)
Sales of restricted shares of common stock at $1.50 per share	-	9,597,503	-
Cash commissions on sales of restricted stock	-	(709,250)	-
Sales of "I" units at $1.60 per unit	-	-	1,600,000
Sales of "J" units at $25,000 per unit (equity portion of units)	-	1,000,000	-
Cash commissions on sales of "J" units	-	(40,000)	-
Sales of "J" units at $25,000 per unit	5,500,000	-	-
Total cash commissions on sales of "J" units	(481,426)	-	-
Total	5,018,574	10,032,253	7,824,150

Proceeds from stock and warrant exercises:
Warrants with exercise price of $2.00 per share discounted to
$1.50 and $1.50/$1.40 per share in 2006 and 2005, respectively	-	109,998	5,537,327
Warrants with exercise price of $2.00 exercised at $2.00 per share	-	458,336	-
Cash commissions on exercise of warrants	-	(39,125)	(193,800)
Warrants with exercise price of $2.00-$3.50 per share discounted to		-	-
$1.25 per share	996,125	-	-
Cash proceeds from exercise of stock options	60,600	713,854	146,382
Total	1,056,725	1,243,063	5,489,909
Total cash transactions	6,075,299	11,275,316	13,314,059

Non-cash transactions:
Related to private placements:
Prepaid debt issuance costs on note payable	(685,740)	-	-
Discount on note payable	250,910	-	-
Allocation of portion of proceeds from "J" units to convertible	-	-	-
promissory note payable premium	-	(120,880)	-
Allocation of portion of total commissions paid to placement agent	-	-	-
for "J" units to debt issuance costs	-	33,645	-
Common stock issued to placement agent on sales of 220 "J' units, net	217,042	-	-
Total	(217,788)	(87,235)	-

Related to stock vesting and warrant-based compensation:
Employee compensation expense	1,488,405	1,253,159	3,742
Non-employee compensation expense	99,417	95,087	97,080
Prepaid expense recognized from issuance of a warrant to a customer	-	-	173,021
Total	1,587,822	1,348,246	273,843
Total non-cash transactions	$1,370,034	$1,261,011	$273,843

Net loss for year	(16,313,223)	$(15,125,903)	$(8,704,497)

Total stockholders' equity, end of year	$(5,044,880)	$3,823,010	$6,412,586

Details of these transactions by quarter for the years ending December 31, 2007, 2006 and 2005 are presented below.

Fiscal Year 2007

Funds raised through private offerings to accredited investors:

In the first quarter of 2007, we entered into agreements with accredited investors to purchase 180 J Units, raising $11,000,000. Pursuant to the sale, we issued 3,142,700 shares of our common stock at a share price of $1.75 totaling $5,500,000 and issued Notes with an initial face value of $5,500,000. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

We paid $1,100,000 in cash commissions and issued 199,980 shares of our common stock which were valued at $1.93 per share or $385,961.  The total commission value of $1,485,961 was allocated between debt issuance costs and additional paid-in capital as a cost of raising the equity portion of the offering, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable and stockholders’ equity.  This resulted in an allocation to paid in capital of $650,345 and $835,616 to debt issuance costs.

As more fully discussed in Footnote 9, “Convertible Notes Payable with Warrants”, in the fourth quarter of 2007 we issued two convertible promissory notes payable with a principal value of $3,003,186, along with a total of 2,002,150 in warrants exercisable at $3.25 per share.  The $3,003,186 in cash proceeds were allocated between notes payable and equity in proportion to their relative fair values on the date of each issuance, which resulted in a discount on notes payable and reduction of additional paid in capital of $250,910. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Funds raised through cash exercises of stock options and warrants:

For the fiscal year ended December 31, 2007, stock options covering a total of 60,000 shares were exercised, generating $60,600 in cash proceeds to the Company.  In the last two quarters of fiscal 2007, warrants covering 796,900 shares were exercised at a discounted price of $1.25 per share, resulting in proceeds of $996,125.

Other equity transactions:

For the fiscal year ended December 31, 2007, we recognized $1,488,405 in compensation expense related to vesting of employee stock options, and $99,417 in professional fees related to the vesting of non-employee stock options and warrants in accordance with the accounting guidelines set forth in SFAS 123 (R) and EITF 96-18, respectively.

Fiscal Year 2006

Funds raised through private offerings to accredited investors:

Pursuant to the terms of a private placement offering sold in December 2006, which is described more fully in Note 9 to these financial statements, we sold 40 J Units to accredited investors.  We received $2,000,000 in gross proceeds from the offering, of which $1,000,000 was the face value of the Notes and $1,000,000 was the face value of the 571,400 restricted shares of our common stock issued. The transaction included a premium on the Notes of $120,880, which was allocated from stockholders’ equity to notes payable. At December 31, 2006, we owed $40,000 in cash commissions and were obligated to issue 10,380 shares of our common stock to a placement agent for services related to sales of the J Units. The shares are contractually valued at $1.93 per share or $20,033. The total commission value of $60,033 was allocated between debt issuance costs, and additional paid-in capital as a cost of raising the equity portion of the offering, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable, and stockholders’ equity.  This resulted in debt issuance costs of $33,645, which are included in prepaid expenses on the balance sheet at December 31, 2006.  The remaining $26,388 was allocated to additional paid-in capital. The cash commission is included in accounts payable and other accrued expenses on the balance sheet as of December 31, 2006 and was subsequently paid in January 2007. The 10,380 shares due to the placement agent is shown on the balance sheet in common stock subscribed at its par value of $1 and was issued in the first quarter of 2007.  The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the quarter ended June 30, 2006, we sold to accredited investors, through a private offering, 6,398,335 restricted shares of our common stock at a price of one dollar and fifty cents ($1.50) per share.  We received $9,597,503 in gross proceeds from the offering.  We paid $709,250 in cash commissions on these sales to the placement agent.  Commissions paid in common stock to the placement agent totaled $496,475.  The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the quarter ended March 31, 2006, we sold to accredited investors, through a private offering, 127,500 H Units at a price of one dollar and sixty cents ($1.60) per H Unit, with each H Unit consisting of (i) one (1) share of  our common stock, and (ii) a warrant to purchase up to one (1) share of our common stock at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008.  We received $204,000 in gross proceeds from the offering.  No commissions were incurred for these sales. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During the quarter ended March 31, 2006, we paid cash commissions totaling $20,000 in connection with the H Unit offering that occurred during the fourth quarter of 2005.

Funds raised through cash exercises of warrants:

During the quarter ended September 30, 2006, investors exercised warrants to purchase 229,168 shares of our common stock (or “shares”) at $2.00 per share for a total of $458,336. The sale of these securities was made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

Funds raised through cash exercises of stock options:

For the fiscal year ended December 31, 2006, stock options covering a total of 477,902 shares were exercised, generating $713,854 in cash proceeds to us.

Other equity transactions:

For the fiscal year ended December 31, 2006, we recognized $1,253,159 in compensation expense related to vesting of employee stock options, and $79,087 in professional fees related to the vesting of non-employee stock options in accordance with the accounting guidelines set forth in SFAS 123 (R).

During fiscal 2006, we recognized $16,000 in non-cash professional fee expense related to issuing 10,666 restricted shares of our common stock at a price of $1.50 per share to a vendor.

Fiscal Year 2005

Funds raised through private offerings to accredited investors:

On or about November 15, 2005, we sold to one accredited investor, through a private offering, 1,000,000 I Units at a price of one dollar and sixty cents ($1.60) per I Unit, with each I Unit consisting of (i) one (1) share of our common stock, and (ii) a warrant to purchase up to one (1) share of our common stock at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until November 9, 2009. The gross proceeds from the offering were $1,600,000. The sale of these securities was made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

From November 1, 2005 through December 31, 2005, we sold to accredited investors, through a private offering, 848,750 H Units at a price of one dollar and sixty cents ($1.60) per H Unit, with each H Unit consisting of (i) one (1) share of our common stock, and (ii) a warrant to purchase up to one (1) share of our common stock at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008. The gross proceeds from the offering were $1,358,000. In connection with this private offering, we paid cash commissions of $64,000 in 2005 and $20,000 in the first quarter of 2006, and issued 41,364 H Units, to a placement agent in February 2006. At December 31, 2005, the placement agent shares were recorded in common stock subscribed at a value of $72,801, or $1.76 per share, the contractual value paid to the placement agent. We also issued 4,375 H Units as finders’ fees.   The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

From July 1, 2005 through September 30, 2005, we sold to accredited investors, through a private offering, 778,125 H Units at a price of one dollar and sixty cents ($1.60) per H Unit, with each H Unit consisting of (i) one (1) share of our common stock, and (ii) a warrant to purchase up to one (1) share of our common stock a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008. The gross proceeds from the offering were $1,245,000. We paid cash commissions of $124,500, and issued 41,563 H Units in February 2006, to a placement agent in connection with this private offering. At December 31, 2005, these shares were recorded in Common Stock Subscribed at a value of $73,151.The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

On or about September 2, 2005, our Board of Directors agreed to reduce the warrant exercise price of the 1,901,250 outstanding G Units from three dollars and fifty cents ($3.50) per share to three dollars and twenty-five cents ($3.25) per share.

From July 1, 2005 through September 30, 2005, we sold to one accredited investor, through a private offering, 250,000 G Units at a price of one dollar and sixty cents ($1.60) per G Unit, with each G Unit consisting of (i) one (1) share of our common stock, and (ii) a warrant to purchase up to one (1) share of our common stock at a per share exercise price of three dollars and fifty cents ($3.50), exercisable until April 14, 2008. The gross proceeds from the offering were $400,000. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

From April 14, 2005 through June 30, 2005, we sold to accredited investors, through a private offering, 1,651,250 G Units at a price of one dollar and sixty cents ($1.60) per G Unit, with each G Unit consisting of (i) one (1) share of our common stock, and (ii) a warrant to purchase up to one (1) share of our common stock at a per share exercise price of three dollars and fifty cents ($3.50), exercisable until April 14, 2008. The gross proceeds from the offering were $2,642,000. We paid cash commissions of $75,000, and issued 29,829 G Units to the placement agent in connection with this private offering. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

From November 12, 2004 through January 12, 2005, we sold to accredited investors, through a private offering, 2,123,000 F Units at a price of one dollar ($1.00) per F Unit, with each F Unit consisting of (i) one (1) share of our common stock, and (ii) a warrant to purchase up to one (1) share of our common stock at a per share exercise price of two dollars ($2.00), exercisable until November 12, 2007. The gross proceeds from the offering were $2,123,000, of which $933,000 was received in January 2005. We issued 963,000 shares in January 2005, including 30,000 shares that had been recorded as common stock subscribed as of December 31, 2004. We paid cash commissions totaling $90,350 and issued 63,181 F Units to the placement agent in January 2005 in connection with this private offering.  The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Funds raised through cash exercises of warrants:

From November 28, 2005 through December 31, 2005, we offered all shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.50 per share. A total of 1,067,687 warrants were exercised, resulting in gross proceeds of $1,601,531. We paid cash commissions of $39,125 to a placement agent in connection with these warrants exercises in the first quarter of 2006. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

From April 14, 2005 through May 31, 2005, we offered certain shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.40 per share. A total of 671,000 warrants were exercised, resulting in gross proceeds of $939,400.  We paid cash commissions of $84,000 in connection with these warrant exercises in May 2005.  The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

From February 1, 2005 through March 31, 2005, we offered all shareholders who owned warrants with an exercise price of $2.00 the right to exercise their warrants at a discounted price of $1.40 per share. Warrants covering a total of 2,140,283 shares were exercised, resulting in gross proceeds of $2,996,396. We paid cash commissions of $109,800 in connection with the exercise of these warrants in March and April of 2005. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Funds raised through cash exercises of stock options:

During the fiscal year ended December 31, 2005, a total of 103,704 shares of our common stock were purchased through the exercise of stock options, resulting in cash proceeds of $125,592.

Other equity transactions:

For the fiscal year ended December 31, 2005, $18,266 in non-employee stock compensation expense was recognized related to the vesting of options held by continuing consultants. Also in fiscal 2005, a total of $20,790 related to an employee exercise of stock options was recorded as compensation expense.

During fiscal 2005, we recognized $15,158 in expense related to issuing 9,474 H Units to a vendor for services.  At December 31, 2005, the shares were in common stock subscribed.  They were subsequently issued in February 2006.

During fiscal 2005, we recognized $30,000 in investor relations expense related to issuing 15,000 restricted shares of our common stock to an investment firm for services. At December 31, 2005, the shares were in common stock subscribed.  They were subsequently issued in February 2006.

On December 29, 2005 our Board of Directors approved the acceleration of vesting for all unvested employee stock options granted under the ANTs software inc. 2000 Stock Option Plan, as amended, excluding those stock options held by non-employee directors whose options had an exercise price less than $2.10, and certain employees who did not consent to such acceleration.  The closing sale price of our common stock on December 29, 2005 was $2.10.  This was the price used to determine which options were in or out of the money.  We accelerated a total of 2,621,004 options, of which 687,866 were in the money, and 1,933,138 were out of the money. In accordance with APB No. 25, we calculated the expense associated with accelerating the options using the intrinsic value method.  Also in accordance with APB No. 25, we recorded the compensation expense of $3,742 with vesting of in-the-money options in the statement of operations with a corresponding credit to additional paid-in-capital.

As of December 31, 2005, prepaid expenses and additional paid-in-capital included $173,021 related to the issuance of a warrant to purchase 100,000 shares of our common stock to a customer in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server to our customers should we be unable to provide such services.  The fair value of the warrant was calculated using the Black-Scholes valuation model.

On February 25, 2005, a prior consultant exercised an option for 12,886 shares, generating cash proceeds of $24,999.  The cash proceeds are included in total funds raised through cash exercises of stock options in 2005 as described above.  The option was granted in 2004 in lieu of cash compensation. Non-employee stock compensation expense of $3,526 related to the exercise was recognized during the six months ended June 30, 2005.

In January 2005 a sales consultant’s contract terminated, and as part of the termination agreement, we agreed to extend the period for exercising certain stock options from the standard 90 days allowed under the 2002 Stock Option Plan to one year.  On May 1, 2005, we recognized non-employee stock compensation expense of $30,130 related to the extension.

13. Stock-Based Compensation

2000 Stock Option Plan

We have a stock-based compensation program (the ANTs software inc. 2000 Stock Option Plan or the “Plan”) which is intended to attract, retain and provide incentives for talented employees, officers, directors and consultants, and to align stockholder and employee interests.  We consider stock-based compensation critical to our operations and productivity and generally all of our employees and directors participate, as well as certain consultants. Under the Plan, we may grant incentive stock options and non-qualified stock options to employees, directors or consultants, at not less than the fair market value on the date of grant for incentive stock options, and 85% of fair market value for non-qualified options.  Options are granted at the discretion of the Board of Directors and the Compensation Committee of the Board of Directors.

Options granted under the Plan generally vest within three years after the date of grant, and expire 10 years after grant. Stock option vesting is generally time-based; however, we have also issued grants with certain performance-based vesting criteria.  Options granted to new hires generally vest 16.7% beginning six months after the employee’s date of hire, then at 2.78% each month thereafter such that the option is fully vested three years from date of hire. Options granted to existing employees generally start vesting monthly following their grant. These options vest evenly over 36 months, at which time they are fully vested.  Following termination of employment or consulting status there is usually a grace period during which the vested portion of the option is exercisable. This period is typically three months, but may be shorter or longer depending on the terms of a given stock option agreement or upon managements’ discretion. Non-employee directors are typically granted stock options in recognition of their service. Such directors are granted an option to purchase up to 150,000 shares, which vest monthly over their three-year board service term. Non-employee directors who chair a committee are granted an additional 30,000-share option with the same vesting schedule. Directors generally serve for terms of three years.  Options granted to directors may include a one-year lock-up provision following termination of their director status, during which period the option cannot be exercised.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for employees, non-employee directors and consultants for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

	2007	2006	2005

Sales and marketing	$189,188	$221,586	$52,791
Research and development	741,312	507,600	20,137
General and administrative	657,322	619,060	48,684
Stock-based compensation before income taxes	1,587,822	1,348,246	121,612
Income tax benefit	-	-	-
Total stock-based compensation expense after income taxes	$1,587,822	$1,348,246	$121,612

Stock-based compensation expense charged to:
Employee compensation expense (includes outside directors)	$1,488,405	$1,253,159	$24,532
Professional fees - S&M consultants	55,650	13,500	30,130
Professional fees - R&D consultants	11,837	65,587	18,266
Professional fees - G&A consultants	31,930	16,000	48,684
Stock-based compensation before income taxes	1,587,822	1,348,246	121,612
Income tax benefit	-	-	-
Total stock-based compensation expense after income taxes	$1,587,822	$1,348,246	$121,612

As of December 31, 2007, there was approximately $1,712,879 of total unrecognized compensation cost, adjusted for forfeitures, related to non-vested stock-based payments granted to Company employees and contractors, which is expected to be recognized over a weighted-average period of approximately 1.67 years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock-based compensation expense increased our per share net loss and basic and diluted net loss, by the same amount, $0.03 per share, in both fiscal 2006 and fiscal 2007. Stock-based compensation expense had no impact on cash flows used in operations or cash flows from financing activities for either year.  Stock based compensation for the year ended December 31, 2005 represents expenses recognized in accordance with EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and SFAS 123 ““Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”).  We have recorded the fair value of each stock option issued to non-employees as determined at the date of grant and at each interim reporting period using the Black-Scholes option pricing model.

Net cash proceeds from the exercise of stock options were $60,600 and $713,854 for the years ended December 31, 2007 and 2006, respectively. No income tax benefit was realized from stock option exercises during the fiscal year, due to our net loss from operations for the period.  In accordance with SFAS 123(R), if there had been excess tax benefits from the exercise of stock options, these would have been shown as financing cash flows rather than operating cash flows.

Pro-forma Disclosure under SFAS 123(R) and SFAS 148

Prior to the adoption of SFAS 123(R) on January 1, 2006, we applied SFAS 123 as amended by SFAS 148.  These rules allowed companies to apply the existing accounting rules under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost was recognized in our statements of operations for periods prior to the adoption of SFAS 123(R). As required by SFAS 148 prior to the adoption of SFAS 123(R), we disclosed reported net loss, which included stock-based compensation expense of $0, calculated in accordance with APB 25, and then pro forma net loss as if the fair-value-based compensation expense calculated in accordance with SFAS 123 had been recorded in the financial statements.   The following table illustrates the effect on net loss after tax, and net loss per common share, as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the fiscal year ended December 31, 2005.

Net loss as reported for fiscal year ended December 31, 2005	$(8,704,497)
Less: total stock-based compensation expense for employees determined under the SFAS 123 fair-value method, net	(7,215,475)
Net loss, pro forma	$(15,919,972)
Basic and diluted net loss per share:
As reported	$(0.22)
Pro forma	$(0.40)

Valuation Assumptions

The fair value of employee and non-employee stock-based awards was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the fiscal years ended December 31, 2007, 2006 and 2005.

	Fiscal Years ended December 31,
	2007	2006	2005
Expected Life in Years	3.00	3.00 - 6.00	5.00
Volatility	66% - 67%	79% - 96%	116%
Interest Rate	3.50% - 4.76%	4.55% - 5.00%	4.02%
Yield Rate	0.00%	0.00%	0.00%

The computation of expected volatility for the fiscal years ended December 31, 2007, 2006 and 2005 is based on a combination of historical and market-based implied volatility. The computation of expected life is based on historical exercise patterns which generally represent the full vesting date for employee grants and contractual life of the award for non-employee grants. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Prior to the adoption of SFAS 123(R), on December 29, 2005, our Board of Directors approved the acceleration of vesting for all unvested employee stock options granted under the ANTs software inc. 2000 Stock Option Plan (the “Plan”), as amended, excluding those stock options held by non-employee directors whose options had an exercise price less than $2.10, and certain employees who did not consent to such acceleration.  The closing sale price of our common stock on December 29, 2005 was $2.10.  This was the price used to determine which options were “in” or “out of the money”.  We accelerated a total of 2,621,004 options, of which 687,866 were in the money, and 1,933,138 were out of the money. The vesting of the stock options was accelerated to December 29, 2005 so that we would not incur approximately $4.6 million in compensation expense in the 2006-2008 fiscal years that otherwise would have been recorded under SFAS 123(R).

14.  Stock Options and Warrants

Stock option and warrant activity for the year ending December 31, 2007 is as follows:

	Stock Option Shares			Total Options
	Available		Warrants	and Warrants
	for Grant	Outstanding	Outstanding	Outstanding
Balance, December 31, 2006	1,310,270	8,091,569	8,262,911	16,354,480
Granted	(1,804,167)	1,804,167	2,122,150	3,926,317
Exercised	-	(60,000)	(796,900)	(856,900)
Retired/forfeited	1,146,686	(1,146,686)	(1,463,781)	(2,610,467)
Balance, December 31, 2007	652,789	8,689,050	8,124,380	16,813,430

Exercisable at December 31, 2007		6,734,741	8,014,380	14,749,121

Stock Option Activity

The following table summarizes stock option plan activity and shares available for grant for the years ended December 31, 2007, 2006 and 2005:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	35,883	4,969,448	$1.93	7.66	1,242,362

Additional shares reserved	5,000,000	-	-
Granted	(3,671,500)	3,671,500	2.48
Exercised through cash consideration	-	(103,704)	1.21
Exercised through non-cash consideration	-	(21,886)	2.09
Expired/forfeited/cancelled	454,557	(454,557)	2.25
Outstanding at December 31, 2005	1,818,940	8,060,801	2.17	7.96	(725,472)

Granted	(3,350,000)	3,350,000	2.25
Exercised through cash consideration	-	(477,902)	1.49
Expired/forfeited/cancelled	2,841,330	(2,841,330)	2.45
Outstanding at December 31, 2006	1,310,270	8,091,569	2.14	7.01	$2,265,639

Granted	(1,804,167)	1,804,167	1.77
Exercised through cash consideration	-	(60,000)	1.01
Expired/forfeited/cancelled	1,146,686	(1,146,686)	2.32
Outstanding at December 31, 2007	652,789	8,689,050	$2.05	6.87	$(11,643,327)
Exercisable at December 31, 2007		6,734,741	$2.09	6.20	$(9,293,943)

The aggregate intrinsic value of total stock options outstanding and exercisable during the fiscal year ended December 31, 2007 in the table above, represents the total pretax intrinsic value (i.e., the difference between our closing stock price on December 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. Aggregate intrinsic value changes as the fair market value of our stock changes.  The closing market price of the stock on December 31, 2007 was $0.71.  The weighted average grant date fair value of stock options granted during 2007, 2006 and 2005 was $0.76, $1.44 and $2.05, respectively.

The range of exercise prices for stock options outstanding and exercisable at December 31, 2007 are summarized as follows:

	Total Options Outstanding as of December 31, 2007
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life
Range of exercise prices:
$0.52 - $0.99	417,500	$0.70	5.57
$1.00 - $1.99	3,512,661	$1.66	7.81
$2.00 - $2.99	4,033,448	$2.35	6.45
$3.00 - $3.99	725,441	$3.05	5.43
Total stock options outstanding
at December 31, 2007	8,689,050	$2.05	6.87

	Total Options Exercisable at December 31, 2007
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life
Range of exercise prices:
$0.52 - $0.99	407,500	$0.70	5.46
$1.00 - $1.99	2,293,653	$1.62	6.91
$2.00 - $2.99	3,308,147	$2.39	5.97
$3.00 - $3.99	725,441	$3.05	5.43
Total stock options exercisable
at December 31, 2007	6,734,741	$2.09	6.20

Stock-based Awards to Board of Directors

On August 16, 2006, Mr. Boyd Pearce, our former CEO, resigned, and we entered into a separation agreement pursuant to which (i) a stock option granted to Mr. Pearce in April 2005, covering 750,000 shares of our common stock was cancelled and replaced by a five-year warrant covering the same number of shares at the same exercise price; (ii) stock options granted in October 2004 covering a total of 750,000 shares of common stock were modified to have a five-year exercise period, and; (iii) restrictions were placed on Mr. Pearce’s ability to sell stock purchased under both the newly granted warrant and the modified options. We recorded no expense in our Statements of Operations related to the cancellation of the April 2005 option grant and the subsequent warrant grant since the exercise price of the warrant was greater than the market price of our common stock on the date of the warrant grant, and the fair value of the warrant, calculated using the Black-Scholes valuation model, was less than the fair value of the original option grant. We recorded compensation expense of $198,750 during the period ending September 30, 2006 related to the modification of the October 2004 option grants. No future expense is anticipated as both the warrant and options were fully vested at the date of modification.

On August 22, 2006, we entered into Cancellation and Regrant Agreements with directors Thomas Holt, Homer Dunn, John Gaulding, and Robert Henry Kite.  Under these Agreements certain non-qualified options to purchase shares of our common stock were replaced with Warrants to purchase shares of our common stock.  The exercise prices and terms of the warrants mirrored the exercise prices and terms of the non-qualified stock options.  The exercise prices ranged from $2.60 per share to $6.38 per share for Thomas Holt, from $2.60 per share to $2.85 per share for John Gaulding, from $2.60 per share to $2.85 per share for Homer Dunn, and from $2.35 per share to $2.85 per share for Robert Henry Kite.  The cancelled stock options and granted warrants covered an aggregate of 192,500 shares for Thomas Holt, 322,500 shares for John Gaulding, 262,500 shares for Homer Dunn, and 245,000 shares for Robert Henry Kite.  No financial benefit was conferred on the directors from the exchange of their stock options for warrants as the exercise prices and terms of the warrants mirrored the exercise prices and terms of the options. These option cancellations and warrant grants helped us through a period of heavy recruiting.  We intend to reduce the number of shares in one or more future intended stock option or equity incentive plans by the aggregate number of shares covered by these warrants.  We recorded no expense in our Statements of Operations for these transactions since the warrants all had exercise prices greater than the market price of the stock on the date of grant, and the fair value of the warrant awards calculated using the Black-Scholes valuation model was less than the fair value of the original option awards.

On September 8, 2006, Mr. Girish Mundada, our former vice president of engineering, resigned and we entered into a separation agreement pursuant to which: (i) stock options covering an aggregate of 410,000 shares of Company common stock were modified to extend the standard post-termination exercise period from three months following termination through June 8, 2008; (ii) restrictions were placed on Mr. Mundada’s ability to sell stock purchased under the stock options, and; (iii) stock options covering an aggregate of 210,000 shares of our common stock  were cancelled. We recorded compensation expense of $66,000 during the period ending September 30, 2006 related to the modification of Mr. Mundada’s options. No future expense is anticipated as the options were fully vested at the date of modification.

Warrants Outstanding

Warrants outstanding as of December 31, 2007 are summarized in the table below:

		Exercise Prices	Weighted Average	Year of
	Warrants	per Share	Exercise Price	Expiration
Warrants purchased in private
placements:
	3,342,230	$3.25		2008
	1,000,000	$3.25		2009
	2,002,150	$3.25	$3.25	2010
Subtotal	6,344,380

Warrants issued to customer and
vendors:
	100,000	$3.50		2008
	170,000	$1.45 - $1.99		2009
Subtotal	270,000		$2.46

Warrants issued to outside directors
and former employee:
	50,000	$6.38		2010
	850,000	$2.31 - $2.75		2011
	260,000	$2.35 - $2.60		2015
	350,000	$2.85		2016
Subtotal	1,510,000		$2.63

Total warrants outstanding at
December 31, 2007	8,124,380

Of the total warrants outstanding at December 31, 2007, 8,014,380 were fully vested and exercisable, and 110,000 were not yet vested or exercisable.  The unvested warrants, held by the outside directors, vest fully during the period May 8, 2008 through May 8, 2009 and have an exercise price of $2.85 per share.

15.  Concentration of Credit Risk

We maintain cash balances at one financial institution in excess of the federally insured limit of $100,000 per institution.  At December 31, 2007, our uninsured cash balances totaled $4,380,694.  At December 31, 2007, one customer accounted for 100% of our trade accounts receivable balance of $8,204. The entire balance was collected in January 2008.

16.  Employee Benefit Plans

We have a 401(k) Income Deferral Plan (the “401K Plan”) immediately open to all employees regardless of age or tenure.  We may make a discretionary contribution to the 401K Plan each year, allocable to all 401K Plan participants.  However, we elected to make no contributions for the years ended December 31, 2007, 2006 and 2005.  Administrative fees for the 401K Plan totaled $4,378, $3,600 and $3,200 for the years ended December 31, 2007, 2006 and 2005, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of the 15th day of March 2007 by the undersigned, thereunto duly authorized.

ANTs software inc.

By	/s/ Joseph Kozak
Joseph Kozak,
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Joseph Kozak
Joseph Kozak,
Chief Executive Officer and President

Date	March 14, 2008

By	/s/ Kenneth Ruotolo
Kenneth Ruotolo, Secretary and Chief Financial Officer

Date	March 14, 2008

DIRECTORS

By	/s/ Joseph Kozak
Joseph Kozak, Chairman, Chief Executive Officer and President

Date	March 14, 2008

By	/s/ Craig L. Campbell
Craig Campbell, Director

Date	March 14, 2008

By	/s/ John R. Gaulding
John R. Gaulding, Director

Date	March 14, 2008

By	/s/ Thomas Holt
Thomas Holt, Director

Date	March 14, 2008

By	/s/ Robert T. Jett
Robert Jett, Director

Date	March 14, 2008

By	/s/ Ari Kaplan
Ari Kaplan, Director

Date	March 14, 2008

By	/s/ Robert H. Kite
Robert H. Kite, Director

Date	March 14, 2008

By	/s/ Francis K. Ruotolo
Francis K. Ruotolo, Director

Date	March 14, 2008

(a)	Exhibits

	3.1	Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company’s 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
	3.2	Amended and Restated Bylaws of the Company.
	3.3	2000 Stock Option Plan of the Company, amended April 5, 2005, as listed in Exhibit 10.1 to the Company’s 8-K filed on April 12, 2005, is hereby incorporated by reference.
	10.1	Agreement to Terminate Separation Agreement, between the Company and Francis K. Ruotolo, as listed in Exhibit 10.1 to the Company’s 8-K filed on January 1, 2005, is hereby incorporated by reference.
	10.2	Form of Indemnification Agreement signed with officers and directors of the Company, as listed in Exhibit 10.5 to the Company’s 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
10.3
Termination of Contingent Bonus Agreements, signed with officers and directors of the Company, as listed in Exhibits 10.9 through 10.14 to the Company’s 8-K filed on April 29, 2005, are hereby incorporated by reference.

	10.4	Standard Multi-Tenant Office Lease, as listed in Exhibit 10.6 to the Company’s 10-QSB filed on November 14, 2005, is hereby incorporated by reference.
	14	Code of Ethics, as listed in Exhibit 14 to the Company’s 10-KSB filed on March 30, 2004, is hereby incorporated by reference.
	20.	Transcript of disclosures made during a teleconference for shareholders held October 18, 2005, as listed in the Company’s 8-K filed on October 19, 2005, is hereby incorporated by reference.
	23.1	Letter of Consent from Independent Registered Accountants, Burr, Pilger & Mayer, LLP.
	31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
We filed the following reports on Form 8-K during the period from October 1, 2007 through December 31, 2007:

1)
On November 19, 2007, we disclosed that we had issued a press release that contained information regarding our results of operations and financial condition for the three and nine months ended September 30, 2007 and 2006.

2)	On December 18, 2007, we released a letter to our shareholders providing an update on the Company.
3)	On December 21, 2007, we disclosed an unregistered sale of our debt and equity securities in the amount of $1,003,225.50.