Form 10-Q
period 2008-03-31
ANTS SOFTWARE INC
filed 2008-05-09
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer [   ]       Accelerated filer [X ]       Non-accelerated filer [   ]       Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

59,967,081 shares of common stock as of April 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

ANTS SOFTWARE INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2008	2007
	Unaudited	Audited
Current assets:
Cash and cash equivalents	$2,541,410	$4,480,694
Accounts receivable	40,165	8,204
Current portion of prepaid debt issuance cost	373,759	434,630
Restricted cash	125,000	192,574
Prepaid expenses and other current assets	145,059	173,331
Prepaid expense from warrant issued to customer, net	43,255	57,674
Total current assets	3,268,648	5,347,107
Long-term portion of prepaid debt issuance cost	-	47,786
Property and equipment, net	441,665	510,490
Security deposits	34,420	34,420
Total assets	$3,744,733	$5,939,803

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and other accrued expenses	$835,801	$788,460
Accrued bonuses and commissions payable	18,750	143,750
Accrued vacation payable	104,966	89,316
Current portion of convertible promisory notes, includes
premium of $339,924 and $60,440, respectively	6,839,924	1,060,440
Accrued interest on convertible promissory notes	237,581	208,780
Deferred revenues	56,999	48,818
Total current liabilities	8,094,021	2,339,564

Commitments and contingencies (Note 12)	-	-

Long-term liabilities:
Convertible promissory notes, includes debt premium of $0
and $380,311, respectively	-	5,880,311
Convertible promissory notes, net of debt discount of $217,509
and $238,418, respectively	2,785,716	2,764,808
Total liabilities	10,879,737	10,984,683

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
59,291,172 and 57,398,445 shares issued and outstanding, respectively	5,929	5,740
Additional paid-in capital	72,005,284	69,914,339
Accumulated deficit	(79,146,217)	(74,964,959)
Total stockholders’ deficit	(7,135,004)	(5,044,880)
Total liabilities and stockholders' deficit	$3,744,733	$5,939,803

See Accompanying Notes to Condensed Financial Statements

ANTS SOFTWARE INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Revenues:
Maintenance	$28,219	$18,502
Licenses and royalties	4,165	50,625
Total revenues	32,384	69,127

Cost of Revenues:
Licenses	-	2,712
Gross profit	32,384	66,415

Operating Expenses:
Sales and marketing	371,311	1,099,671
Research and development	2,601,123	1,875,163
General and administrative	1,101,883	806,798
Total operating expenses	4,074,317	3,781,632
Loss from operations	(4,041,933)	(3,715,217)

Other income (expense):
Interest income	27,002	85,886
Interest expense	(161,112)	(41,288)
Other (loss) income, net	(134,110)	44,598

Net loss before income taxes	(4,176,043)	(3,670,619)
Provision for income taxes	-	-
Net loss	$(4,176,043)	$(3,670,619)

Basic and diluted net loss per common share	$(0.07)	$(0.07)
Shares used in computing basic and diluted
net loss per share	57,792,266	55,995,934

See Accompanying Notes to Condensed Financial Statements

ANTS SOFTWARE INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,176,043)	$(3,670,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	93,848	106,808
Amortization of accrued rent, net of cash payments	(11,315)	(2,555)
Amortization of warrant issued to customer	14,418	14,418
Amortization of debt premium and discount, net	(79,918)	(63,386)
Amortization of debt issuance costs	108,658	60,871
Stock-based compensation expense	1,149,019	306,262

Changes in operating assets and liabilities:
Accounts receivable	(31,961)	(109,946)
Restricted cash	67,574	-
Prepaid insurance and other expenses	28,271	12,531
Accounts payable and other accrued expenses	87,457	82,642
Accrued bonuses and commissions payable	(125,000)	(120,626)
Accrued vacation	15,650	13,912
Deferred revenue	8,181	45,438
Net cash used in operating activities	(2,851,161)	(3,324,250)

Cash flows used in investing activities:
Purchases of office furniture, fixtures and equipment, net	(25,023)	(137,536)
Net cash used in investing activities	(25,023)	(137,536)

Cash flows from financing activities:
Proceeds from private placements - equity, net of cash commissions	936,900	5,018,574
Proceeds from private placements - convertible promissory notes,
net of commission	-	4,881,426
Proceeds from exercise of options	-	60,600
Net cash provided by financing activities	936,900	9,960,600

Net (decrease) increase in cash and cash equivalents	(1,939,284)	6,498,814
Cash and cash equivalents at beginning of period	4,480,694	4,698,949
Cash and cash equivalents at end of period	$2,541,410	$11,197,763

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$241,030	$104,674

Non-cash investing and financing activities:
Allocation of stockholders' equity to premium on convertible note	-	685,740
Allocation of a portion of placement agent commissions to debt issuance costs	-	217,042

See Accompanying Notes to Condensed Financial Statements

ANTS SOFTWARE INC.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation and Continuation as a Going Concern

The accompanying unaudited condensed financial statements are presented in accordance with the requirements for Form 10-Q and contemplates continuation of ANTs software inc. (the “Company”) as a going concern.  However, we have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We have plans to seek additional capital through private placements of equity or debt.  If we are successful in our efforts to generate revenue in 2008, it will be a source of operating funds through the end of fiscal 2008.  Our plans, if successful, will mitigate the factors that raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited condensed financial statements are presented in accordance with the requirements for Form 10-Q. The December 31, 2007 balance sheet was derived from audited financial statements filed with our 10-K as of December 31, 2007 and therefore may not include all disclosures required by accounting principles generally accepted in the United States of America. Reference should be made to our Form 10-K for the fiscal year ended December 31, 2007, for additional disclosures, including a summary of our accounting policies.

There have been no significant changes in our significant accounting policies during the three months ended March 31, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected in the future.

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

Management has evaluated our current financial position and anticipates that cash on hand will be sufficient to fund operations and investments in capital equipment into the third fiscal quarter of 2008 at current levels of revenue and expenditures.

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

Revenue from professional fees, consisting primarily of consulting services, is recognized as services are provided.

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

Stock-Based Compensation Expense

We have a stock-based employee and director compensation plan (the ANTs software inc. 2000 Stock Option Plan or the “Plan”).  Since January 1, 2006, we have been using the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement” or “SFAS 123(R)”), to account for stock-based award compensation expense. Our stock-based compensation expense for the three months ended March 31, 2008 and 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”).  Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of SFAS 157 as of January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.  In February 2008, FASB issued Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1).  FSP 157-1 excludes from the scope of SFAS 157 accounting pronouncements that address fair value measurements for purposes of lease classification or measurement.  This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value, regardless of whether those assets and liabilities are related to leases.  FSP 157-1 was effective upon the initial adoption of SFAS 157.  Adoption of SFAS 157-1 as of January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.  In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) that, as of February 12, 2008, indefinitely delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We are evaluating the impact, if any that the adoption of FSP 157-2 will have on our financial condition results of operations, or cash flows.

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for companies beginning in the first quarter of 2008, although earlier adoption is permitted.   We have evaluated the impact of SFAS 159 and have determined that the adoption of this Standard would not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 provides that a realized income tax benefit from dividends that is charged to retained earnings and is paid to employees for equity classified nonvested equity shares and units should be recognized as an increase to additional paid-in capital. The provisions of this EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007.  We do not currently pay dividends to employees on shares of unvested restricted common stock and therefore the provisions of EITF Issue No. 06-11 do not impact our financial condition, results of operations, or cash flows.

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133”.  Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments; Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.   SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.   SFAS is not expected to have a material impact on our financial condition, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to conform the prior year financial statements to be consistent with the current period’s presentation.

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

The following table presents the calculation of basic and diluted net loss per share for the three months ending March 31, 2008 and 2007, respectively.

	Loss	Shares	Loss per
	(Numerator)	(Denominator)	Share
Quarter ended March 31, 2008
Basic and diluted net loss per share	$(4,176,043)	57,792,266	$(0.07)
Quarter ended March 31, 2007
Basic and diluted net loss per share	$(3,670,619)	55,995,934	$(0.07)

At March 31, 2008 and 2007, stock options and warrants for the purchase of 15,740,616 and 16,414,480 shares of our common stock at prices ranging from $0.52 to $3.50 per share, respectively, were antidilutive and therefore not included in the computation of diluted earnings per share.

4.  Prepaid Debt Issuance Cost

As more fully discussed in Note 11, we incurred $869,260 in placement agent fees, paid in cash and equity, related to convertible promissory notes issued from December 2006 through March 2007. These fees are being amortized into general and administrative expense using the straight-line method, which is not materially different from the effective interest method, over the 24-month life of the notes which mature in 2008.  Unamortized fees as of March 31, 2008 and December 31, 2007 were $373,759 and $482,416, respectively. Amortization of these costs commenced on January 1, 2007 and totaled $108,658 and $60,871 for the three months ended March 31, 2008 and 2007, respectively.

5.   Restricted Cash

Restricted cash represents a certificate of deposit (“CD”) maintained at a financial institution.  The CD secures the outstanding balance of Company credit cards issued by that institution.   During the quarter ended March 31, 2008 we reduced the quantity of our Company credit cards and reduced the corresponding CD from $192,574 at December 31, 2007 to $125,000 as of March 31, 2008.

6.  Prepaid Expenses and Other Current Assets

As of March 31, 2008, prepaid expenses and other current assets were $145,059, primarily consisting of $71,397 in prepaid insurance and other employee benefit costs and $67,700 in prepaid marketing costs for subscriptions to industry analyst services and conferences.  As of December 31, 2007, prepaid expenses and other current assets were $173,331, primarily consisting of $112,440 in prepaid insurance and other employee benefit costs and $37,267 in prepaid marketing costs for subscriptions to industry analyst services and conferences.

7.   Prepaid Expense from Warrant

Prepaid expense from warrant consists of an original charge of $173,021 related to the issuance of a warrant to a customer in 2005 to purchase 100,000 shares of the our Common Stock, in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server to our customers should we be unable to provide such services.  The fair value of the warrant was calculated using the Black-Scholes valuation model.  The warrant has an exercise price of $3.50 per share and expires July 2008.  The prepaid expense is being amortized into the statements of operations on a straight-line basis, over 36 months, commencing January 2006.  We recognized amortization expense of $14,418 and $14,418 in the three months ending March 31, 2008 and 2007, respectively.  The unamortized balance of $43,255 will be recognized in the remaining part of 2008.

8.  Deferred Revenue

Deferred revenue is comprised of license fees and annual maintenance and support fees. License fees are recognized upon customer acceptance of the product. Annual maintenance and support fees are amortized ratably into revenue on the statements of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product.

Deferred revenue activity was as follows:

	Three Months Ended March 31, 2008		Year Ended December 31, 2007
Beginning of the period		$48,818		$56,819
Invoiced current year		40,565		351,705
Deferred revenue recognized from prior periods	(28,219)		(26,820)
Invoiced and recognized current period	(4,165)		(332,886)
Total revenue recognized current period		(32,384)		(359,706)
End of the period		$56,999		$48,818

9.  Industry Segment, Customer and Geographic Information

We operate in a single industry segment, computer software. Substantially all of our assets and employees are located at the corporate headquarters in Burlingame, California. Our organization is primarily structured in a functional manner.  During the periods presented, our current Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).  We currently generate revenues from ADS and do not segregate operating expenses between those incurred for maintenance and support of ADS and research and development expenses incurred on ACS. Therefore our CODM reviews consolidated financial information on revenues, gross margins and operating expenses and discrete information regarding between our existing product (ADS) and our product under development (ACS), is not currently maintained or reviewed.

Customer Information

For the three months ending March 31, 2008, $32,384, or 100%, of our revenues were derived from three customers, which represented $24,000, $4,219 and $4,165, or 74%, 13% and 13% of our total revenues, respectively.  For the three months ending March 31, 2007, $52,725, or 86%, of our revenues were from two customers, which represented $50,625 and $2,100 or 73% and 13% of our total revenues, respectively.

Geographic Information

Revenues by geographic area were as follows:

	For the Three Months Ended March 31,
	2008		2007
Domestic	$30,594	94%	$69,127	100%
International	1,790	6%	-	0%
Total	$32,384	100%	$69,127	100%

10.  Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109).  Step One, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any.  Step Two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.

We have elected to record interest charges recognized in accordance with FIN 48 in the financial statements as income tax expense.  Penalties recognized in accordance with this standard will also be classified in the financial statements as income taxes.  Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of FAS 154, “Accounting Changes and Error Corrections.”

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our Provision for (benefit from) income tax expense did not change. As of March 31, 2008, we had no amount accrued for payment of interest and penalties related to unrecognized tax benefits (and no amounts as of the adoption date of FIN 48).  For the three months ended March 31, 2008, we recognized no amounts of interest and penalties related to unrecognized tax benefits in our provision for income taxes.

The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.  As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. At December 31, 2007 we recorded a valuation allowance for the total deferred tax assets as a result of uncertainties regarding the realization of the asset based upon the lack of profitability and the uncertainty of future profitability. This valuation allowance offsets any changes to the liability. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48.  Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and for the three months ended March 31, 2008 was $685,000. On January 1, 2007, although the implementation of FIN 48 did not impact the amount of our liability or impact beginning retained earnings, we reduced our deferred tax asset and valuation allowance by $685,000.

Our only major tax jurisdiction is the United States.  The tax years 1993 through 2006 remain open and subject to examination by the appropriate governmental agencies in the U.S.

11.   Convertible Promissory Notes

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

We applied the guidance in Accounting Principles Board (“APB”) No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and Emerging Issues Task Force (“EITF”) 00-27, “Application of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Feature or Contingent with Adjustable Conversion Ratios, to Certain Convertible Instruments” to allocate the proceeds between the common stock and the Notes based on their relative fair values. The allocation resulted in a premium of $533,700 and $152,040 respectively, for the January 2007 and March 2007 Notes. The unamortized premium included in Convertible promissory notes as of March 31, 2008 and December 31, 2007 totals $339,924 and $440,751, respectively. The premium is amortized as a reduction to Interest Expense using the straight-line method, which is not materially different than the effective rate method over the life of each note.

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

For the sale of the 2006 and 2007 “J” Units, we accreted $100,828 and $63,386 in interest expense for the three months ended March 31, 2008 and 2007, respectively.

Convertible Promissory Notes with Warrants

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

In accordance with APB 14 and EITF 00-27 we allocated the proceeds of these sales between the warrants and the notes based on their relative fair values.  The allocation resulted in a discount of $250,910 which is being expensed to Interest Expense using the straight-line method, which is not materially different than the effective rate method, over the life of each note.  The interest expense related to these notes was $20,909 and $0 for the three months ended March 31, 2008 and 2007, respectively.  The balance of $217,509 is included in Convertible promissory notes as of March 31, 2008.

12.  Commitments and Contingencies

Lease Commitment

As of March 31, 2008, we leased office facilities under a non-cancelable operating lease.  Future minimum lease payments required under the non-cancelable leases are as follows:

Payments Due by Period	Operating Leases
Less than 1 Year	$362,440
More than 1 Year	68,400
Total minimum lease payments	$430,840

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

We are recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases.”  The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. For the three months ended March 31, 2008 and 2007, we recognized $50,004 and $50,004 respectively, in rental expense for this lease.

Contingencies

We are not a party to any material pending legal proceedings.

13.   Stockholders’ Equity Transactions

Stockholders’ equity transactions by cash and non-cash activity for the three months ended March 31, 2008 and 2007 is presented below.

	Changes in Stockholders' (Deficit) Equity
	For the three months ended March 31,
	2008	2007

Total stockholders' (deficit) equity, beginning of period	$(5,044,880)	$3,823,010
Cash transactions:
Proceeds from private placements:
Sales of common stock at $0.60 per share	1,041,000	-
Cash commissions on sales of common stock	(104,100)	-
Sales of 220 "J" units at $25,000 per unit (equity portion of units)	-	5,500,000
Total cash commissions on sales of "J" units (equity)	-	(481,426)
Total	936,900	5,018,574

Proceeds from stock exercises:
Cash proceeds from exercise of stock options	-	60,600
Total	-	60,600

Total cash transactions	$936,900	$5,079,174

Non-cash transactions:
Related to private placements:
Premium on note payable	-	(685,740)
Common stock issued to placement agent on sales of 220 "J' units, net	-	217,042
Total	-	(468,698)

Related to stock vesting and warrant-based compensation:
Employee compensation expense	1,120,985	326,596
Non-employee compensation expense	28,034	14,076
Total	1,149,019	340,672

Total non-cash transactions	$1,149,019	$(128,026)

Net loss for fiscal period	$(4,176,043)	$(3,670,619)
Total stockholders' (deficit) equity, end of period	$(7,135,004)	$5,103,539

Following is a summary of equity transactions by quarter for the three months ending March 2008 and 2007, respectively. Sales of equity securities (with the exception of stock option exercises) or equity-linked securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Three months ended March 31, 2008:

Funds raised through private offerings to accredited investors:

In the first quarter of 2008, we received $1,041,000 from accredited investors, for the sale of 1,735,000 shares of the Company’s common stock, at a price of $0.60 per share.  We paid a placement agent a cash commission of $104,100 and issued 157,727 shares of our common stock to the placement agent in connection with these investments.  The shares are contractually valued at $0.66 per share or $104,100.  The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Other equity transactions:

On March 26 and March 31, 2008, the Board of Directors approved repricing of certain stock options and warrants for employees, consultants and Board members to the then-current market price of the Company’s common stock. Officers and Board members forfeited 1,193,667 vested and unvested shares in connection with the repricing. In accordance with the provisions of FAS 123(R), we recognized $768,024 in stock compensation expense, net of forfeiture credits, as a result of the repricing.

For the three months ended March 31, 2008 we recognized a total of $1,120,985 in compensation expense related to the vesting of employee stock options and the repricing and $28,034 in professional fees related to the vesting of non-employee stock options and warrants in accordance with the accounting guidelines set forth in SFAS 123 (R) and EITF 96-18, respectively.

Three months ended March 31, 2007:

Funds raised through private offerings to accredited investors:

In the first quarter of 2007, we entered into agreements with accredited investors to purchase 220 J Units, raising $11,000,000. Pursuant to the sale, we issued 3,142,700 shares of our common stock at a share price of $1.75 totaling $5,500,000 and issued Notes with an initial face value of $5,500,000. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Notes mature 24 months from the issuance date, and are convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00. The Notes are prepayable without penalty upon 30 days notice. The Notes are convertible at our election, in the event the closing price of our common stock equals or exceeds $4.00 per share, and if converted at our election, we have agreed to register the shares of stock issuable upon conversion. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

In connection with the sale, we paid $1,100,000 in cash commissions and issued 199,980 shares of our common stock to a placement agent. The shares are contractually valued at $1.93 per share or $385,961. The total commission value of $1,485,961 was allocated between debt issuance costs and additional paid-in capital as a cost of raising the equity portion of the offering, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable, and stockholders’ equity. This resulted in an increase in debt issuance costs of $835,616. The remaining $650,345 was allocated to additional paid-in capital.

Funds raised through cash exercises of stock options:

For the three months ended March 31, 2007, a total of 60,000 shares of common stock were purchased through the exercise of stock options with an original exercise price of $1.01, resulting in gross proceeds of $60,600.

Other equity transactions:

For the three months ended March 31, 2007 we recognized $292,186 in compensation expense related to the vesting of employee stock options and $14,076 in professional fees related to the vesting of non-employee stock options and warrants in accordance with the accounting guidelines set forth in SFAS 123 (R) and EITF 96-18, respectively.

14.   Stock-Based Compensation Expense

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

As disclosed above in Note 13, on March 26 and March 31, 2008, the Board of Directors approved repricing of certain stock options and warrants for employees, consultants and Board members to the then-current market price of the Company’s common stock.  Officers and Board members forfeited 1,193,667 vested and unvested shares in connection with the repricing. In accordance with the provisions of FAS 123(R), we recognized $768,025 in stock compensation expense, net of forfeiture credits, as a result of the repricing.

The following table sets forth the total stock-based compensation expense for employees, outside directors and consultants for the three months ending March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008	2007
Sales and marketing ("S&M")	$64,936	$80,953
Research and development ("R&D")	544,940	127,454
General and administrative ("G&A")	539,143	97,855
Stock-based compensation before income taxes	1,149,019	306,262
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$1,149,019	$306,262
Stock-based compensation expense charged to:
Employee compensation expense (includes
outside directors)	$1,120,985	$292,186
Professional fees - S&M consultants	2,830	12,598
Professional fees - R&D consultants	25,204	1,478
Professional fees - G&A consultants	-	-
Stock-based compensation before income taxes	1,149,019	306,262
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$1,149,019	$306,262

Stock-based compensation expense for the three months ended March 31, 2008 and 2007 increased basic and diluted net loss per share by $0.02 and $0.01, respectively and had no impact on cash flows used in operations or cash flows from financing activities.

The fair value of employee and non-employee stock-based awards, and the stock-based compensation expense for the three months ending March 31, 2008 and 2007 was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,
	2008	2007
Expected life in years	3.00 - 10.00	3.00 - 10.00
Average Volatility	66% - 67%	67% - 156%
Interest rate	1.38% - 1.99%	4.32%- 4.68%
Dividend Yield	0.00%	0.00%

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future behavior of employee and non-employees. Expected stock price volatility is based on historical volatility of our common stock over the expected life of the options. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining expected life. We have not paid dividends in the past and do not expect to pay any dividends in the near future.

As of March 31, 2008, there was approximately $1.5 million of total unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested stock-based compensation granted to employees and non-employees, which we expect to recognize over a remaining weighted-average period of approximately 2.1 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

15.   Stock Options and Warrants

As of March 31, 2008, we had outstanding options to purchase up to 7,770,611 of common stock of which 6,304,110 were exercisable and 7,970,005 warrants outstanding to purchase common stock of which 7,890,005 were exercisable.

	Stock Option Shares			Total Options
	Available		Warrants	and Warrants
	for Grant	Outstanding	Outstanding	Outstanding
Balance, December 31, 2007	652,789	8,689,050	8,124,380	16,813,430
Granted	(436,000)	436,000	-	436,000
Exercised	-	-	-	-
Retired/forfeited	1,354,439	(1,354,439)	(154,375)	(1,508,814)
Balance, March 31, 2008	1,571,228	7,770,611	7,970,005	15,740,616

Exercisable at March 31, 2008		6,304,110	7,890,005	14,194,115

Net cash proceeds from the exercise of stock options were $0 and $60,600 for the three months ended March 31, 2008 and 2007 respectively. No income tax benefit was realized from stock option exercises during these periods due to our net loss from operations for both periods.  In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Average exercise prices and aggregate intrinsic values of stock option activity for the three months ended March 31, 2008, is as follows:

	Shares		Weighted Average	Aggregate
	Available	Outstanding	Exercise	Intrinsic
	For Grant	Stock Options	Price	Value

Outstanding at January 1, 2008	652,789	8,689,050	2.05	$-
Granted	(436,000)	436,000	0.87
Exercised through cash consideration	-	-	-
Retired or forfeited	1,354,439	(1,354,439)
Outstanding at March 31, 2008	1,571,228	7,770,611	1.10	$-
Exercisable at March 31, 2008		6,304,110	1.15	$-

The aggregate intrinsic value of total stock options outstanding and exercisable and of total stock options exercised during the three months ended March 31, 2008 in the table above represent the total pretax intrinsic value (i.e., the difference between our closing stock price on March 31, 2008 and the weighted average exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. Aggregate intrinsic value changes as the fair market value of our stock changes.  The closing market price of the stock on March 31, 2008 was $0.94.

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2008 was $0.90.  The range of exercise prices for options outstanding and exercisable at March 31, 2008 are summarized as follows:

	Total Options Outstanding as of March 31 ,2008
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life (in Years)
Range of exercise prices:
$0.52 - $0.99	5,805,775	$0.87	9.66
$1.00 - $1.99	1,209,674	$1.51	6.87
$2.00 - $2.99	736,121	$2.20	7.00
$3.00 - $3.99	19,041	$3.11	3.13
Total stock options outstanding
at March 31, 2008	7,770,611	$1.10	8.96

	Total Options Exercisable at March 31, 2008
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life (in Years)
Range of exercise prices:
$0.52 - $0.99	4,385,829	$0.87	9.55
$1.00 - $1.99	1,163,119	$1.51	6.76
$2.00 - $2.99	736,121	$2.20	7.00
$3.00 - $3.99	19,041	$3.11	3.13
Total stock options exercisable
at March 31, 2008	6,304,110	$1.15	8.72

Warrants outstanding as of March 31, 2008 are summarized in the table below:

		Exercise	Weighted
		Prices	Average	Year of
	Warrants	per Share	Exercise Price	Expiration

Warrants purchased in private
placements:
	3,342,230	$3.25		2008
	1,000,000	$3.25		2009
	2,002,150	$3.25		2010
Subtotal	6,344,380		$3.25

Warrant issued to customer for potential
future services and consultants for
current services:	100,000	$3.50		2008
	170,000	$1.45 - $1.85		2009
Subtotal	270,000		$2.46

Warrants issued to outside directors
and former employee:
	50,000	$0.94		2010
	850,000	$0.94 - $2.31		2011
	198,750	$0.94		2015
	256,875	$0.94		2016
Subtotal	1,355,625		1.70
Total warrants outstanding at
March 31, 2008	7,970,005		$2.96

16.   Subsequent Events

On April 30, 2008, for consideration of $1.4 million, we entered into a license agreement with Sybase, Inc. for a perpetual, paid-up, royalty-free, non-exclusive license:

(i)
to reproduce, modify, distribute, perform, display, make, have made, use, sell, offer to sell, import, export, lease or otherwise make use of or exploit the ADS software and certain source code through any means or medium or in any way currently known or unknown, for any purpose, and

(ii)	the further right to sublicense some or all of the foregoing rights through multiple tiers of sublicenses.

The license agreement is subject to certain terms and conditions including a right of return within thirty days of the agreement if any portion of the ADS software and certain source code is incomplete or missing and we are unable to promptly deliver the incomplete or missing portions.  We received the $1.4 million upon execution of the license agreement.

From April 1, 2008 through May 6, 2008, we received $1,041,000 from accredited investors for the sale of 1,735,000 shares of our common stock, at a price of $0.60 per share.  During the quarter ended June 30, 2008, we will pay a placement agent a cash commission of $104,100 and issue 157,727 shares of our common stock in connection with this private placement.  The 157,727 shares are contractually valued at $0.66 per share or $104,100.  The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto in Part 1 Item 1, Financial Statements for this Quarterly Report on Form 10-Q and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2007.

Certain statements contained in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will have adequate financial resources to fund the development and operation of our business, that there will be no material adverse change in our operations or business, that we will meet success in marketing and selling our products, and that we will be able to continue to attract and retain skilled employees necessary for our business, among other things. The foregoing assumptions are based on judgments with respect to, among other things, information available to our future economic, competitive and market conditions and future business decisions. All of these assumptions are difficult or impossible to predict accurately and many are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by our business and operations, which could cause our financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of our technology or products to work as anticipated, failure to develop commercially viable products or services from our technology, delays or failure in financing efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words “believe,” “estimate,” “expect,” “intend,” “anticipate” “should”, “could”, “may”, “plan” and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter our capital investment and other expenditures, which may also adversely affect our results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by us that our objectives or plans will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

The Company

ANTs software inc. specializes in the development of middleware for the relational database management market.  We are developing the ANTs Compatibility Server (“ACS”) and have developed and currently market and support the ANTs Data Server (“ADS”).

•
ACS is middleware software that is intended to offer a fast, cost-effective method to move applications from one database to another and enable enterprises to achieve cost efficiencies by consolidating their applications onto fewer databases.  ACS is built on proprietary compatibility technologies that we developed.

•	ADS is a relational database management system (“RDBMS”) that can reduce costs and improve application performance. ADS incorporates our patented high-performance technology.

End-users of RDBMSs, independent software vendors that bundle an RDBMS with their products and other RDBMS vendors can use the ADS and ACS to lower costs and gain competitive advantage.

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

Our development of ACS began in 2006 and is based on research and development related to ADS which began in 2000.

Technology and Intellectual Property

Overview

Beginning in 2000, we focused on development of ADS and core high-performance database technologies. In 2006, we began building compatibility technology into ADS and in early 2007, after identifying a potential market for this compatibility technology, we began developing ACS. We have developed numerous proprietary technologies related to ACS and we have patented technologies related to the ANTs Concurrency Engine at the heart of ADS.

The ANTs Concurrency Engine

Applications that require access to rapidly changing, shared data often suffer from poor performance and poor scalability because of database locking. The ANTs Concurrency Engine (ACE), which comprises a highly efficient data-processing engine coupled with lock-free data structures, eliminates virtually all data locking. ACE is architected into the core of ADS and enables performance improvements over other RDBMSs.

ACE consists of two key components:

•	A highly efficient data processing engine
•	Lock-free data structures, enabling concurrency

The Data Processing Engine

For many years, shared data manipulation due to locking in the database has been the bottleneck in application performance and scalability. Our research and development team developed a revolutionary way of organizing the work associated with manipulating data. The data processing engine at the heart of ADS reorganizes tasks so as to avoid locking. The result is an entirely new approach to the process by which data is managed.

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

Our innovative lock-free data structure technology, which virtually eliminates index locking and allows index operations, which, to our knowledge, is not possible with existing RDBMSs.  Locks not only cause waiting, they also can cause severe cache synchronization conflicts, which ACE also eliminates.  Operations that would significantly decrease performance in an index-dependent application, such as adding or modifying items, should, when using the ADS, execute concurrently at maximum speed.

Using ADS, developers can design applications knowing that they will handle operations under loads that are now generally impossible, even when the data are rapidly changing. We have several patented and patent-pending designs for the implementation and deployment of lock-free data structures.

Patents

We have developed several patented technologies, all of which relate to ADS and several proprietary and patent-pending technologies that relate to both ADS and ACS.  We have filed thirteen patent applications to obtain protection for our intellectual property.  We have been granted six patents.  The remaining seven applications are pending and awaiting the Patent and Trademark Office’s action.  We also claim copyright, trade secret and trademark protection in aspects of our business and technology and new intellectual property is under development on an ongoing basis.

Products

The ANTs Data Server (“ADS”)

ADS is an RDBMS that can reduce costs and can improve performance in a wide range of applications. It incorporates the ANTs Concurrency Engine, which provides unique performance and cost-saving advantages that make ADS an attractive alternative to other RDBMSs. End-users of RDBMSs, independent software vendors that bundle an RDBMS with their products and other RDBMS vendors can use ADS or its technologies to lower costs and gain competitive advantage.

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

The ANTs Compatibility ServerTM (“ACS”)

Applications written to work with one RDBMS are typically incompatible with other RDBMSs due to proprietary extensions developed and popularized by RDBMS vendors.  This has the effect of locking customers into one RDBMS vendor because it would generally be cost-prohibitive and too time-consuming to migrate an application from one RDBMS to another.  ACS natively translates these proprietary extensions from one RDBMS to another. This product allows customers to migrate applications from one RDBMS to another more easily and at less cost.

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

We have developed the underlying technologies related to ACS. We have conducted successful pilot tests with various partners.  In April 2008, we announced the launch of ACS 1.5 as a generally available commercial product.

Sales and Marketing

The Market

According to IDC Research, the market for RDBMS products was $18.6 billion in 2007.  Oracle, Microsoft and IBM control approximately 84% of this market. According to the numerous CTOs, database architects and application developers at the target Global 2000 enterprises with whom we have spoken, database infrastructure costs have become one of the most expensive line items in the IT budget. These Global 2000 enterprises typically have annual database “spends” in excess of tens and, in some cases, hundreds of millions of dollars and their database budgets are growing annually. The migration cost from one RDBMS to another, even to a low-cost open-source RDBMS, is extensive due to lack of compatibility between the products’ proprietary extensions. There is significant interest, confirmed by our discussions with industry analysts and user groups, for a product that can provide the capability to migrate an application from one RDBMS to another.

Strategy

Our go-to-market strategy adapts with changes in the competitive structure of the RDBMS market.  The refinement of our strategy is a continuous and iterative process, reflecting our goal of providing a cost-effective solution across a wide variety of applications.  Our strategy has recently included:

•	Developing partnerships with Oracle, Microsoft, IBM, Sybase and others to bring ACS to market
•	Focusing on large enterprise customers who can realize significant savings by migrating applications among leading RDBMS products.
•	Selling ADS through two sales channels:

o	Through independent software vendors that will incorporate ADS with its own product which they will sell to their customers, and
o
Through selling partners such as value-added resellers and system integrators that generally have deep expertise in certain vertical or geographical markets and that integrate the best products to develop complete solutions for their customers.

ACS can provide a solution for enterprises to address the problems of RDBMS lock-in and cost escalation by enabling them to migrate applications among RDBMSs.  ACS can provide a potentially significant competitive advantage for RDBMS vendors such as Oracle, IBM, Microsoft, Sybase and others because they would have the ability to cost-effectively migrate applications from their competitors’ products to their own.

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

If successful, we expect to generate first revenues from ACS in 2008, although it is premature to discuss product or service pricing or provide revenue estimates.  It is our goal to ensure that the total cost of migrating an application is less, the risk lower and the project faster when using ACS.

ADS is our high-performance RDBMS technology and is a suitable alternative for new and existing applications where database performance is critical.  Such applications include:

•	High volume on-line transaction processing, such as in capital markets applications
•	Telecom – messaging applications
•	Real-time analytics for security and defense department applications

We have established relationships with a number of partners that resell ADS. These partners include selling partners, with which we are engaged as a means of gaining market distribution and access to customers, and independent software vendor (“ISV”) partners that bundle ADS with their software products and sell a “turn-key” solution to customers.  Following are selected results of our partnering strategy:

•
Sybase – In April 2008 we signed a $1.4 million, one-time, non-exclusive ADS source code license with Sybase, Inc.  Sybase may now modify and incorporate the ADS source code into its products and distribute it to its customers and partners.

•
IBM – In January 2007 we announced that through a multinational solutions engagement agreement, ADS may be sold through IBM contracts to customers worldwide. First success: ADS selected for deployment on IBM blade servers in Raytheon, Inc.’s shipboard computing platform for the U.S. Navy.

•
Four Js Development Tools, Ltd.– Four Js sells a turnkey solution comprised of its application development tool, Genero, bundled with ADS (which is rebranded by Four Js as Genero db).  Genero db was selected by a Fortune 100 retailer in mid-2006 for in-store applications and is now deployed in over 900 stores.

•
Singlepoint, Inc. (formerly Wireless Services Corporation) – Singlepoint bundles ADS with Singlepoint’s text messaging platform to provide high performance for wireless carriers.  ADS replaced Microsoft SQL Server at Sprint, processing over 12 million messages per day.

We generate ADS revenue through licensing, maintenance, integration and customization fees. We intend to continue licensing ADS to partners that we expect will bundle and resell it for use with their applications. We also intend to license ADS through re-sellers and system integrators.  We began selling the first commercial version of ADS in 2005, have generated approximately $1.1 million in revenues through March 31, 2008, and expect to recognize an additional $1.4 million in May 2008.

Competition

We have not identified any direct competitor for ACS.  Other database vendors encourage migration from competitive products through use of their proprietary migration tools. These tools often require substantial investment to rewrite applications.  Potential customers with which we have spoken are not receptive to migrating applications due to the expense and risk of such rewrites.  ACS allows low-cost migration with minimal modification to the application.

ADS operates in the high-performance segment of the RDBMS market and competes against other high-performance, general-purpose RDBMSs.  Competition for ADS in the high-performance segment comes from in-memory databases such as the TimesTen product from Oracle and the Solid Information Technology product (acquired by IBM in January 2008); from specialty vendors such as Kx Systems, Inc. and FAME Information Systems, Inc.; and from the general-purpose RDBMS vendors Oracle, IBM, Microsoft, MySQL (acquired by Sun Microsystems, Inc. in January 2008), and InterSystems Corporation.  The general-purpose vendors often encourage customers to solve high-performance problems by upgrading hardware and by contracting with high-cost consulting services to develop work-arounds to the bottlenecks found in their products.

Business conditions in the high-performance RDBMS market are highly competitive for a number of reasons, including that the market is dominated by very large companies with extensive financial, marketing, and engineering resources and the market is well-established.  Some customers have built up extensive infrastructure around competitive RDBMS products and expect large amounts of features and services from an RDBMS vendor.  Our success will likely require that we win business from established competitors; as a new entrant in the RDBMS market, our product may have less functionality than customers require.  This has made our sales of ADS more challenging.

Current Operations

Our operations consist of:

(i)
ANTs Compatibility Server (ACS) – we are currently developing and marketing ACS.  ACS is a middleware product that supplies a fast, cost-effective way to move applications from one database to another so that customers can consolidate their applications onto fewer databases.

(ii)	ANTs Data Server (ADS) – we are currently marketing ADS and supporting its customer base. ADS is a relational database management system that reduces costs and improves application performance.

Our headquarters are located in Burlingame, California. We have financed operations through private offerings to accredited investors to whom we have sold common stock and issued convertible promissory notes and warrants. We expect to continue to raise capital for operations through such private offerings until such time as sales revenue offsets expenses. We believe we have sufficient funds to cover operations into the third fiscal quarter of 2008 at our expected expense rate.  We expect that our focus over the next year will be on continued ACS product development, marketing both our ACS and ADS products and providing software maintenance and customer support.

Results of Operations

Our results of operations for the three months ended March 31, 2008 and 2007 are summarized below:

	For the Three Months ending March 31,
	2008	2007	% Change

Revenues	$32,384	$69,127	-53%
Cost of revenues	-	2,712	-100%
Gross profit	$32,384	$66,415	-51%
Operating expenses	4,074,317	3,781,632	8%
Loss from operations	(4,041,933)	(3,715,217)	9%

Other (expense) income, net	(134,110)	44,598	-401%
Net loss	(4,176,043)	(3,670,619)	14%
Net loss per share -
basic and diluted	$(0.07)	$(0.07)	0%
Shares used in computing basic and
diluted net loss per share	57,792,266	55,995,934	3%

Revenues

Revenues for both quarters are from ADS license fees, recognition of deferred maintenance and support of ADS, royalties from third parties that resell ADS and professional services fees on ADS installations.

During the three months ended March 31, 2008, we recognized $32 thousand in revenue, a decrease of $37 thousand versus the three months ended March 31, 2007.  The decrease is due to a customer licensing our ADS software in the first quarter of 2007, where we recognized $51 thousand in license revenue from one customer that which did not renew its license agreement in 2008.  The decrease is offset by a $10 thousand increase in maintenance revenues, which primarily represent follow-on support services for two existing customers.

Cost of Revenues

Cost of revenues during the three months ending March 31, 2008 and 2007 was $0 thousand and $3 thousand, respectively.   Costs of revenues in 2007 consisted of third-party licenses and services.  We did not incur any similar costs in the first quarter ended March 31, 2008.

Operating Expenses

Operating expenses by department for the three months ending March 31, 2008 and 2007 were as follows:

	Three Months ended March 31,
	2008		2007
		%	% Change		%

Sales and marketing	$371,311	9%	-67%	$1,099,671	29%
Research and development	2,601,123	64%	39%	1,875,163	50%
General and administrative	1,101,883	27%	37%	806,798	21%
Total operating expenses	$4,074,317	100%	8%	$3,781,632	100%

Our primary expenses are salaries, benefits and consulting fees related to developing and marketing the ANTs Compatibility Server (“ACS”) and maintenance and support of the ANTs Data Server (“ADS”). We completed development of ADS in 2005 and began sales and support of that product during that year.  We began development of ACS in early 2007.  During 2007 and through 2008 we shifted most resources to development of ACS and eliminated direct sales and marketing of ADS.  Our expenses for the latter half of 2007 and into the three months ended March 31, 2008 primarily consist of costs incurred in the development and promotion of our ACS product.

The number and distribution of full time employees as of March 31, 2008 and 2007 were as follows:

	March 31,	% of	March 31,	% of
	2008	Total	2007	Total

Sales and marketing	2	6%	10	20%
Research and development	26	84%	31	64%
General and administrative	3	10%	8	16%
Totals	31	100%	49	100%

Sales and Marketing

Sales and marketing consists primarily of employee salaries and benefits, stock-based compensation, professional fees for marketing and sales services, travel and entertainment and corporate overhead allocations.

Sales and marketing for the three months ended March 31, 2008 and 2007 is presented in the table below.

	Three months ended March 31,
	2008	2007	% Change
Employee compensation and benefits	156,905	551,617	-72%
Stock-based compensation	64,936	80,953	-20%
Professional fees	58,737	216,466	-73%
Travel and entertainment	36,337	113,313	-68%
Corporate allocations from general and
administrative expenses	9,559	81,031	-88%
Events and promotions and other	44,837	56,291	-20%
Total	$371,311	$1,099,671	-66%

Headcount at end of period	2	10	-80%

Total sales and marketing decreased by $728 thousand, a 66% decrease, due primarily to the following:

•
Employee compensation and benefits decreased by 72% due to reductions in our direct sales team as we implemented our ADS partner strategy and due to the transfer of pre-sales technical staff to research and development.

•
Stock-based compensation decreased 20% primarily due to reduced headcount from ten employees at the end of March 31, 2007 to two employees as of March 31, 2008, offset by a one-time non-cash charge incurred for the repricing of stock options effective March 26, 2008 to the then-current market price of our common stock.

•
Professional fees decreased 73% due to our change in go-to-market strategy. By selling through partners rather than selling directly to end-users, we eliminated end-user marketing and lead-generation programs.

•	Travel and entertainment decreased 68% as we decreased our sales and marketing team by eight between March 31, 2007 and March 31, 2008.
•	Corporate allocations decreased 88% due to lower headcount in sales and marketing and cost savings in employee benefits.

Research and Development

Research and development consists primarily of employee compensation and benefits, contractor fees to research and development service providers, stock-based compensation and equipment and computer supplies.  During 2007 we began developing ACS which significantly increased our contract research and development expense.

Research and development for the three months ended March 31, 2008 and 2007 is presented in the table below.

	Three Months Ended March 31,		%
	2008	2007	Change
Employee compensation and benefits	$1,301,592	$1,371,502	-5%
Contractor fees	659,745	273,773	141%
Stock-based compensation	544,940	127,454	328%
Equipment and computer supplies	85,312	92,017	-7%
Other	9,534	10,417	-8%
Total	$2,601,123	$1,875,163	39%

Headcount at end of period	26	31	-16%

Total research and development expenses increased by $726 thousand, a 39% decrease, due primarily to the following:

•	Employee compensation and benefits decreased 5% due to decreases in headcount from 31 as of March 31, 2007 to 26 as of March 31, 2008.
•	Contractor fees increased 141% as we outsourced certain research and development efforts.
•
Stock-based compensation increased primarily due to the impact of our repricing of the exercise price of certain vested and unvested stock options and warrants to equal the then-current market value of our common stock as of March 26, 2008, offset by a reduction in employees and associated vesting expense on their options versus the prior year.

General and Administrative

General and administrative expenses consists primarily of employee salaries and benefits, stock-based compensation, professional fees (legal, accounting, and investor relations), facilities expenses, and corporate insurance.

General and administrative expenses for the three months ended March 31, 2008 and 2007 is presented in the table below.

	Three Months Ended March 31,
	2008	2007	% Change
Employee compensation and benefits	$143,293	$315,383	-55%
Stock-based compensation	539,143	97,855	451%
Facilities, director fees, insurance and other	273,724	281,139	-3%
Professional fees	149,858	235,783	-36%
Debt issuance costs	108,658	60,871	79%
Corporate allocations to Sales and marketing and
Research and development	(112,793)	(184,233)	-39%
Total	$1,101,883	$806,798	37%

Headcount at end of period	3	8	-63%

Total general and administrative expenses increased by $295 thousand, a 37% increase, due primarily to the following:

•	Employee compensation and benefits expense decreased 55% due primarily to the reduction in headcount from eight as of March 31, 2007 to three as of March 31, 2007.

•
Stock-based compensation increased 451% due primarily to the impact of the repricing of the exercise price of certain vested and unvested stock options and warrants to the then-current market value of our common stock as of March 26 and March 31, 2008, offset by a reduction in employees and associated vesting expense on their options versus the prior year.

•	Facilities, director fees, insurance and other changed marginally year over year.
•	Professional fees decreased 36% primarily due to reduced Sarbanes-Oxley compliance costs as activities switched from first-time compliance in 2007 to maintenance in 2008.
•
Debt issuance costs relate to the amortization of placement agent fees that we incurred on debt issuances made in December 2006 and in the first quarter of 2007.  These fees were incurred in relation to $13 million raised in J Unit convertible promissory note financing.  This amortization will continue through the maturity dates of each note.

•
Allocations of overhead costs decreased 39% versus the prior year. Allocations of corporate overhead from general and administrative costs to the other functional departments were based on headcount.  These allocations decreased as the number of personnel in other functional departments decreased.

•	Other consists of facilities rent and services, voice and data services, corporate insurance and changed minimally year over year.

Other (Expense) Income, Net

The components of other (expense) income, net for the three months ended March 31, 2008 and 2007, was as follows:

	Three Months Ended March 31,
	2008	2007	% Change
Other (expense) income:
Interest expense, convertible notes payable	$(237,581)	$(103,973)	129%
Amortization of premium, convertible
promissory note	100,828	63,386	59%
Amortization of discount, convertible
promissory note	(20,910)	-	N/A
Interest income	27,002	85,886	-69%
Other interest expense	(3,449)	(701)	392%
Other (expense) income, net	$(134,110)	$44,598	-401%

Other (expense) income, net primarily consists of interest expense on convertible notes payable and income earned on cash and cash equivalents.  The following items significantly impacted other (expense) income:

•
Interest expense increased $134 thousand, or 129%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to the issuance of $6.5 million in convertible promissory notes in December 2006 through March 2007 on which a premium was recorded.  In the fourth quarter of fiscal 2007 an additional $3.0 million of convertible promissory notes were issued on which a discount was recorded.   All convertible promissory notes accrue interest at 10% per year, payable quarterly.

•	The amortization of debt premium on convertible promissory notes increased by 59% versus the first quarter of 2007 due to the additional issuance of convertible debt in the first quarter of 2007.
•	Interest income decreased by $59 thousand, or 69%, due to lower invested cash balances.

Liquidity, Capital Resources and Financial Condition

Cash flows as of and for the three months ended March 31, 2008 and 2007, are as follows:

	Three Months Ended March 31,
	2008	2007
Net cash used in operating activities	$(2,851,161)	$(3,324,250)
Net cash used in investing activities	(25,023)	(137,536)
Net cash provided by financing activities	936,900	9,960,600
Net (decrease) increase in cash and cash equivalents	$(1,939,284)	$6,498,814

From inception, we have reported negative cash flow from operations.  From fiscal 2000 through fiscal 2004, we focused primarily on research and development of ADS with our first sales occurring in the first quarter of 2005. Total revenues from 2005 through March 31, 2008 were approximately $1.1 million.  These revenues were less than our need for funds during these years.

Since inception, we have funded operations and investments in operating assets with cash raised through financing activities in the form of private offerings to accredited investors.  The funds raised have been primarily in the form of sales of our common stock and, to a lesser degree, through the issuance of convertible promissory notes.

Details regarding the cash flows by activity follow.

Cash Used in Operating Activities

During the three months ended March 31, 2008, cash used in operating activities totaled $2.9 million, a decrease of $473 thousand compared to the three months ended March 31, 2007.  The following items significantly impacted our cash used in operating activities in the first quarter of 2008 versus the same period of 2007:

•
Our net loss in the first quarter of 2008 included $1.3 million in non-cash charges, which were comprised primarily of $1.1 million in stock-based compensation and $94 thousand in fixed asset depreciation.  Non-cash charges in the first quarter of 2007 were $422 thousand, consisting primarily of stock-based compensation of $306 thousand and $107 thousand in depreciation expense.  Stock-based compensation increased in the first quarter of 2008 due to the impact of a repricing of certain stock options and warrants effective March 26 and March 31, 2008, to the then-current market price of our common stock.

•	A decrease in salaries and benefits paid due to a decrease in headcount from 49 at March 31, 2007 to 31 at March 31, 2008, offset by an increase in contract research and development fees.
•	An increase in interest payments related to convertible promissory notes.

Cash Used in Investing Activities

During the three months ended March 31, 2008, cash used in investing activities totaled $25 thousand, a decrease of $113 thousand versus the same period in 2007, due to a decrease in the purchase of computer and lab equipment required to design and test our products.  By early 2007, we had purchased substantially all of the equipment needed to support our design, testing and quality assurance requirements.

Cash Provided by Financing Activities

During the three months ended March 31, 2008, cash provided by financing activities totaled $937 thousand from the following:

•	We raised $1,041,000 from the sale for the sale of 1,735,000 shares of the Company’s common stock, at a price of $0.60 per share.
•	Cash provided by financing activities was reduced by cash commissions paid to a placement agent totaling $104,100.

During the three months ended March 31, 2007, cash provided by financing activities totaled $10 million from the following:

•
We entered into agreements with accredited investors to purchase 220 J Units, raising $11,000,000. Pursuant to the sale, we issued 3,142,700 shares of our common stock at a share price of $1.75 totaling $5,500,000 and issued convertible promissory notes with an initial face value of $5,500,000. The notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter, mature 24 months from the issuance date, and are convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00. The notes are prepayable without penalty upon 30 days notice. The notes are convertible at our election, in the event the closing price of our common stock equals or exceeds $4.00 per share, and if converted at our election, we have agreed to register the shares of stock issuable upon conversion.

•
Cash provided by financing activities was reduced by cash commissions paid to a placement agent totaling $1,100,000.  We also issued 199,980 shares of our common stock in connection with this private placement.

•	Proceeds from the exercise of 60,000 stock options at an original exercise price of $1.01 per share, resulting in gross proceeds of $60,600.

Capital Resources and Going Concern

Since inception, we have recorded losses and have just begun negotiations on sales of our ACS product.  ADS product sales have been slow; however, on April 30, 2008, we executed a non-exclusive license with Sybase, Inc. for the use of our ADS source code and received $1.4 million.  The license agreement is subject to certain terms and conditions including a right of return within thirty days of the agreement if any portion of the ADS software and certain source code is incomplete or missing and we are unable to promptly deliver the incomplete or missing portions to Sybase.  We received $1.4 million upon execution of the contract and expect to recognize it as revenue in May 2008.  We are in discussions with other partners and customers to license ADS and ACS; however, our ability to execute significant additional revenue-generating agreements is uncertain.

As of May 6, 2008, we had approximately $3.4 million in cash on hand to fund operations and equipment purchases.  We anticipate this balance will fund operations into the third quarter of 2008 at our current levels of revenue and expenditures. We are pursuing the following strategies to raise capital to finance operations:

•	Licensing our ADS and ACS products - We have several license and services proposals in review by customers and partners which, if accepted, would be a source of operating capital.
•	Raising funds - through sales of our common stock and the issuance of convertible notes to accredited investors through private offerings.

We believe that due to an uncertain investment climate, securing additional investment will be difficult.  Our recently executed $1.4 million license agreement is the largest sale we have made to date and may not recur.  As a result, the uncertainty regarding our ability to raise additional financing or to execute additional license and services agreements raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had certain off-balance sheet arrangements as described below.

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

We are recognizing rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases.”  The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement are being recognized on a straight-line basis over the lease term. During the three months ended March 31, 2008, we recognized a total of $50,004 in rental expense for this lease. During the same period in 2007, we recognized $50,004 in rental expense.

As of March 31, 2008, the total remaining unamortized deferred rent is $3,772. This amount is included as a current liability in accounts payable and other accrued expenses on the balance sheet.  As of March 31, 2008 the total remaining off-balance sheet lease obligation is $430,840.

The table below presents our total long-term contractual obligations as of March 31, 2008, for both on and off-balance sheet categories.

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$430,840	$362,440	$68,400	-	-

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

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2008 as compared to the critical estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007. Effective January 1, 2007, we implemented the reporting requirements of Financial Accounting Standards Interpretation, FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is invoiced and received in United States dollars.  One of our partners bundles our product with its own and sells to customers in the U.S. and abroad.  For the three months ended March 31, 2008, approximately 6% of our revenue was generated through these non-U.S. royalties.  As a result, our net royalty receipts may have been impacted by any foreign exchange risk experienced by this partner; however, we believe that our financial results were not and are not expected to be materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  We do not enter into foreign currency hedging transactions to mitigate any potential exposure to foreign currency exchange risks.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding.

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

Market acceptance of our products and services is not guaranteed and our business model is evolving.

We are at an early stage of development and our revenue will depend upon market acceptance and utilization of our products and services. Our products are under constant development and are still maturing. Customers may be reluctant to purchase products from us because they are unproven they may be concerned about our financial viability and our ability to provide a full range of support services. Given these risks, customers may only be willing to purchase our products through partners who are not faced with similar challenges. We may have difficulty finding partners to resell our products. Also, due to economic conditions, including a possible recession, some potential customers may have tightened budgets for evaluating new products and technologies and the evaluation cycles may be much longer than in the past. There can be no assurance that our product and technology development or support efforts will result in new products and services, or that they will be successfully introduced.

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

We anticipate that current cash resources will be sufficient for us to execute our business plan into the third  fiscal quarter of 2008.  If further financing is not obtained we will not be able to continue to operate as a going concern.  We believe that securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing.  A failure to obtain additional financing could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of our product and technology.  If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors.  If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

We depend on a limited number of customers for a significant portion of our revenue.

For the three months ended March 31, 2008 one of our largest customers accounted for approximately 74% of our revenue. A decrease in revenue from any of our largest customers for any reason, including a decrease in pricing or activity, or a decision to either utilize another vendor or to no longer use some or all of the products and services we provide, could have a material adverse affect on our revenue.

Our ANTs Data Server product competes with products offered by large companies.

We operate in a highly competitive industry.  Although we believe that our technology is unique, can be protected, and, if adopted, will confer benefits to customers, we face very large competitors with greater resources that may adopt various strategies to block or slow our market penetration, thereby straining our more limited resources.  We are aware of efforts by competitors to introduce doubt about our financial stability as we compete to make sales and win customers and business.  Large competitors may also seek to hinder our operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by offer of highly competitive terms to potential or newly acquired customers.

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

We have incurred indebtedness.

           We have incurred debt in the past and may incur substantial additional debt in the future.  A significant portion of our future cash flow from operating activities may be dedicated to the payment of interest and the repayment of principal on our indebtedness.  There is no guarantee that we will be able to meet our debt service obligations.  If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with our debt obligations, we will be in default.  In addition, we may not be able to refinance our debt on terms acceptable to us, or at all.  Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

We prepare financial statements in conformity with U.S. generally accepted accounting principles.  These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting principles.  A change in those principles can have a significant affect on our reported results and may affect the way we report a transaction which is completed before a change in those principles is announced.  Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.  For example, accounting principles affecting many aspects of our business, including rules relating to equity-related compensation, have recently been revised and new regulations have been added.  The Financial Accounting Standards Board and other agencies finalized changes to U.S. generally accepted accounting principles that required us, starting January 1, 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce net income or increase losses.  In addition, since we historically used equity-related compensation as a component of our total employee compensation program, the accounting and regulation changes could make the use of equity-related compensation less attractive and therefore make it more difficult to attract and retain employees.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

In the first quarter of 2008, we received $1,041,000 from accredited investors, for the sale of 1,735,000 shares of the Company’s common stock, at a price of $0.60 per share.  We paid a placement agent a cash commission of $104,100 and issued 157,727 shares of our common stock to the placement agent in connection with the private placement.  The 157,727 shares are contractually valued at $0.66 per share or $104,100.  The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.  These securities (and the securities issued in the other private placements discussed herein) have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

From April 1, 2008 through May 6, 2008, we received an additional $1,041,000 from accredited investors for the sale of 1,735,000 shares of our common stock, at a price of $0.60 per share.  During the quarter ended June 30, 2008, we will pay a placement agent a cash commission of $104,100 and issue the placement agent 157,727 shares of our common stock in connection with this private placement.  The 157,727 shares are contractually valued at $0.66 per share or $104,100.  The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

The proceeds from these sales of unregistered securities will be used for product development and general working capital purposes.  This quarterly report is neither an offer to sell, nor a solicitation of offers to purchase, securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company’s 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of the Company, as listed in Exhibit 3.2 to our 10-K filed on March 17, 2008, is hereby incorporated by reference.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

During the fiscal quarter covered by this report, we filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTs software inc.

Date: May 9, 2008	By:	/s/ Joe Kozak
Joe Kozak, Chief Executive Officer and President

Date: May 9, 2008	By:	/s/ Kenneth Ruotolo
Kenneth Ruotolo, Secretary and Chief Financial Officer