Form 10-Q
period 2008-06-30
ANTS SOFTWARE INC
filed 2008-08-18
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

              90,648,369 shares of common stock as of July 31, 2008

TABLE OF CONTENTS

PART I.  Financial Information

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
ASSETS	2008	2007
	Unaudited	Audited
Current assets:
Cash and cash equivalents	$5,018,855	$4,480,694
Accounts receivable	523,201	8,204
Notes receivable from customer	2,500,000	-
Current portion of prepaid debt issuance cost	10,800	434,630
Restricted cash	125,000	192,574
Prepaid expenses and other current assets	244,584	173,331
Prepaid expense from warrant issued to customer, net	-	57,674
Total current assets	8,422,440	5,347,107
Long-term portion of prepaid debt issuance cost	223,385	47,786
Property and equipment, net	496,315	510,490
Goodwill	23,354,931	-
Intangible assets, net	3,635,416	-
Security deposits	54,435	34,420
Total assets	$36,186,922	$5,939,803

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other accrued expenses	$854,039	$788,460
Accrued bonuses and commissions payable	163,905	143,750
Accrued vacation payable	180,213	89,316
Line of credit	170,000	-
Current portion of convertible promisory notes, includes
premium of $14,254 and $60,440, respectively	264,254	1,060,440
Accrued interest on convertible promissory notes	254,247	208,780
Deferred revenues	253,823	48,818
Total current liabilities	2,140,481	2,339,564

Commitments and contingencies (Note 14)

Long-term liabilities:
Convertible promissory notes, includes debt premium of $239,949
and $380,311, and discount of $0 and $238,418, respectively	9,493,175	8,645,119
Convertible promissory notes	2,000,000	-
Total liabilities	13,633,656	10,984,683

Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
90,648,369 and 57,398,445 shares issued and outstanding, respectively	9,065	5,740
Additional paid-in capital	104,366,721	69,914,339
Accumulated deficit	(81,822,520)	(74,964,959)
Stockholders’ equity (deficit)	22,553,266	(5,044,880)
Total liabilities and stockholders' equity	$36,186,922	$5,939,803

See accompanying notes.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Products	$4,900,000	$-	$4,904,165	$50,625
Services	522,539	21,467	550,758	39,969
Total revenues	5,422,539	21,467	5,454,923	90,594

Cost of Revenues:
Products	511,993	6,764	511,993	9,476
Services	359,732	-	359,732	-
Gross profit	4,550,814	14,703	4,583,198	81,118

Operating Expenses:
Sales and marketing	714,557	749,630	1,085,868	1,849,301
Research and development	1,787,383	2,395,854	4,388,506	4,271,017
General and administrative	1,558,630	1,620,707	2,660,513	2,429,005
Total operating expenses	4,060,570	4,766,191	8,134,887	8,549,323
Income (loss) from operations	490,244	(4,751,488)	(3,551,689)	(8,468,205)

Other (expense) income:
Interest income	20,634	114,175	47,636	200,061
Debt modification costs	(2,238,206)	-	(2,238,206)	-
Gain on legal settlement and other	-	500	-	2,000
Interest expense	(954,190)	(62,326)	(1,115,302)	(103,614)
Total (expense) income	(3,171,762)	52,349	(3,305,872)	98,447

Net loss	$(2,681,518)	$(4,699,139)	$(6,857,561)	$(8,369,758)

Basic and diluted net loss
per common share	$(0.04)	$(0.08)	$(0.11)	$(0.15)
Shares used in computing basic and diluted
net loss per share	71,986,666	56,460,534	64,906,422	56,229,518

See accompanying notes.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,857,561)	$(8,369,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,875	215,908
Debt modification costs	2,238,206	-
Interest expense related to convertible promissory note issuance	750,000	-
Amortization of accrued rent, net of cash payments	3,772	(10,950)
Amortization of warrant issued to customer	57,674	28,836
Amortization of debt premium and discount, net	(132,174)	(164,214)
Amortization of debt issuance costs	211,976	169,529
Stock-based compensation	2,407,321	683,247

Changes in operating assets and liabilities:
Accounts receivable	219,889	33,453
Restricted cash	67,574	-
Prepaid expenses and other current assets	(11,686)	(124,966)
Notes receivable from customer	(2,500,000)	-
Accounts payable and other accrued expenses	(206,238)	(87,809)
Accrued bonuses and commissions payable	20,155	361,248
Accrued vacation payable	90,896	23,160
Accrued interest on convertible promissory notes	45,467	-
Deferred revenue	(324,182)	(6,029)
Net cash used in operating activities	(3,651,036)	(7,248,345)

Cash flows used in investing activities:
Purchases of office furniture, fixtures and equipment , net	(38,838)	(191,992)
Acquisition of Inventa, net of cash acquired	(3,047,444)	-

Net cash used in investing activities	(3,086,282)	(191,992)

Cash flows from financing activities:
Proceeds from private placements - equity, net of cash commissions	7,247,800	5,018,574
Proceeds from private placements - convertible promissory
notes, net of commission	-	4,881,426
Proceeds from exercise of options	32,679	60,600
Principal payments on line of credit	(5,000)	-
Net cash provided by financing activities	7,275,479	9,960,600

Net increase in cash and cash equivalents	538,161	2,520,263
Cash and cash equivalents at beginning of period	4,480,694	4,698,949
Cash and cash equivalents at end of period	$5,018,855	$7,219,212

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$241,030	$104,674

See accompanying notes.

ANTS SOFTWARE INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (Interim Financial Statements) include the accounts of ANTs software, inc. and its wholly-owned subsidiary Inventa Technologies, Inc. (Inventa). The results of operation are included in the interim financial statements from May 30, 2008 the date of acquisition. Intercompany accounts and transactions have been eliminated in consolidation.

These Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and contemplate continuation of ANTs software inc. (the “Company”) as a going concern.  However, we have suffered recurring losses from operations that raises substantial doubt about our ability to continue as a going concern.  In May 2008, we acquired Inventa, a Delaware company, which has not shown consistent profitability prior to its purchase.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations as a consolidated entity in the future through the operations of either ANTs or our subsidiary and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We have plans to seek additional capital through private placements of equity or debt as necessary.  If we are successful in our efforts to generate revenue sufficient to cover operating losses in 2008, it will be a source of operating funds through the end of fiscal 2009.  Our plans, if successful, will mitigate the factors that raise substantial doubt about our ability to continue as a going concern.

The December 31, 2007 Condensed Consolidated Balance Sheet included herein was derived from audited financial statements filed with our 10-K as of December 31, 2007 and therefore may not include all disclosures required by accounting principles generally accepted in the United States of America (U.S.). Reference should be made to our Form 10-K for the fiscal year ended December 31, 2007, for additional disclosures. The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. The results for the interim periods are not necessarily indicative of the results for the entire year.

There have been no significant changes in our significant accounting policies during the six months ended June 30, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Management has evaluated our current financial position and anticipates that cash on hand will be sufficient to fund operations and investments in capital equipment into the first fiscal quarter of 2009 at expected levels of revenue and expenditures.

2.   Business Combination

On May 30, 2008 we completed the acquisition of Inventa, a Delaware corporation.  We acquired Inventa in order to expand our presence in the database compatibility and consolidation technology market by using its workforce to increase exposure to the market. The acquisition was accounted for as a purchase business combination and accordingly, a portion of the purchase price has been allocated to the tangible assets less liabilities assumed and identifiable intangible assets.  The balance of the purchase price was allocated to goodwill. Fair values were estimated using the discounted cash flow method based on information currently available, including estimates of future operating results.  The primary method used in determining fair value estimates was the income approach, which attempts to estimate the income producing capability of the asset.  The Company issued 20,000,000 shares valued at $1.10 per share to the shareholders of Inventa. The value of the Company's stock was valued at the fair market value of the Company's free trading shares at the time the terms of the acquisition were agreed to and announced. The purchase price allocation is preliminary and subject to change as the Company evaluates the value and estimated lives of other identifiable intangibles.

The following table summarizes a preliminary estimate of the fair value of the assets acquired and liabilities assumed at the date of acquisition

Purchase price:
Cash paid to seller			$3,000,000
Fair value of common stock issued to seller			22,000,000
Convertible notes payable issued to seller			2,000,000
Acquisition costs, comprised of legal and accounting fees			57,357
Total purchase price			$27,057,357

Net assets acquired:
Assets acquired:
Cash	9,913
Accounts Receivable	734,886
Prepaids and other current assets	59,567
Property and Equipment, net	153,277
Security deposit	20,015
Total			977,658

Less liabilities assumed:
Line of credit	175,000
Trade payables and other accrued expenses	268,045
Deferred revenues	529,187
Total			(972,232)
Tangible assets in excess of liabilities assumed			5,426

Intangible assets:
Developed software	2,085,000	(5 year life)
Customer relationships	1,612,000	(5 year life)
Identified intangibles			3,697,000
Goodwill			23,354,931
Total purchase price			$27,057,357

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Inventa had occurred at January 1, 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$6,181,648	$1,369,517	$7,577,447	$2,786,694
Net loss	(2,742,400)	(4,812,750)	(7,090,624)	(8,596,980)
Net loss per share - basic and diluted	$(0.04)	$(0.09)	$(0.11)	$(0.15)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.    Summary of Significant Accounting Policies

Revenue Recognition

Total revenues consist of (i) product sales, which consists of sales of intellectual property, licenses, and royalties, and (ii) services, which include maintenance and professional services, and with the acquisition of our wholly-owned subsidiary, Inventa, managed services.  We recognize revenue on intellectual property, licenses and royalties in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.  If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately.  If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered.  Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements.  Revenue from software license arrangements, which comprise prepaid license and maintenance and support fees, is recognized when all of the following criteria are met:

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

Services revenue relating to maintenance and support is deferred and recognized over the related contract period, generally twelve months, beginning with customer acceptance of the product.  Managed services revenue as generated by Inventa is recognized ratably over the service period of our contracts.  We recognize consulting revenues (under pre-sales project contracts) whereby we contract with customers to provide recommendations on performance and capacity; under these contracts we recognize revenue as the services are rendered or upon completion of the services contract. If we can reliably evaluate progress to completion (based on total projected hours to be incurred as compared with hours already incurred), we recognize the revenue as the services are rendered and recognize the related costs as they are incurred. In instances where we cannot reliably estimate the total projected hours, we recognize revenue and the associated costs upon completion of the services contract. For fixed price professional services contracts when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident.

Revenue from professional fees, consisting primarily of consulting services, is recognized as services are provided.

Research and Development Expenditures

We account for research and development (“R&D”) costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.  Costs related to the research, design, and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, our products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.

Stock-Based Compensation Expense

We have two stock-based employee and director compensation plans (the ANTs software inc. 2000 Stock Option Plan and the ANTs software inc. 2008 Stock Plan).  Since January 1, 2006, we have been using the provisions of SFAS 123(R), “Share-Based Payment” to account for stock-based award compensation expense. Our stock-based compensation expense for the three and six months ended June 30, 2008 and 2007, respectively includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Compensation”.  Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years.

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

Business combinations

We apply the provisions of SFAS 141, Business Combinations, when accounting for our acquisitions, which requires us to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values.  Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.  All acquisitions are included in our financial statements from the date of acquisition.

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired company. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows; acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or other actual results.

Our financial projections may ultimately prove to be inaccurate and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as projected.   We allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development where appropriate, based on their estimated fair values. We engage independent third-party appraisal firms to assist in determining the fair values of intangible assets acquired on all material acquisitions.

Valuation analysis of intangible assets and goodwill

With our acquisition of Inventa in May 2008, we have recorded goodwill and other intangible assets as a result of the allocation of the purchase price to tangible and intangible assets.  Under SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), we are required to perform an annual impairment review of goodwill and intangible assets.  We will perform our review of goodwill in the third quarter of 2008, based upon June 30, 2008 balances, along with our annual impairment review of tangible assets as required under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  We will assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised. Factors we consider important which could trigger an impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period; and
•	our market capitalization relative to net book value.

When we determine that the carrying value of goodwill, intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets and goodwill totaled $27.0 million as of June 30, 2008. Our intangible assets are amortized over an estimated 5 year useful life.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of SFAS 157 as of January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.  In February 2008, FASB issued Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1).  FSP 157-1 excludes from the scope of SFAS 157 accounting pronouncements that address fair value measurements for purposes of lease classification or measurement.  This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value, regardless of whether those assets and liabilities are related to leases.  FSP 157-1 was effective upon the initial adoption of SFAS 157.  Adoption of SFAS 157-1 as of January 1, 2008 did not have a material impact on our financial position, results of operations, or cash flows.  In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) that, as of February 12, 2008, indefinitely delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We are evaluating the impact, if any that the adoption of FSP 157-2 will have on our financial condition results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective beginning in the first quarter of 2008.   We have determined that the adoption of this Standard did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 provides that a realized income tax benefit from dividends that is charged to retained earnings and is paid to employees for equity classified unvested equity shares and units should be recognized as an increase to additional paid-in capital. The provisions of this EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007.  We do not currently pay dividends to employees on shares of unvested restricted common stock and therefore the provisions of EITF Issue No. 06-11 do not impact our financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. . 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.
On March 19, 2008, the SFAS issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133”.  Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments; Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.  SFAS is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In April 2008, the FASB issued FAS Staff Position No. FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the list of factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, both those acquired individually or as part of a group of other assets, and those acquired in business combinations or asset acquisitions. The FSP also expands the disclosure requirements of SFAS No. 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Although the guidance regarding an intangible asset’s useful life is to be applied prospectively only to intangible assets acquired after FSP FAS 142-3’s effective date, the disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The Company is currently evaluating the impact that FSP FAS 142-3 will have on its financial statements when adopted.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by providing a consistent framework for determining the accounting principles to be used in the preparation of financial statements in conformity with GAAP. Currently, GAAP hierarchy is outlined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”, which is directed to auditors rather than to the entities responsible for the preparation of financial statements. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB does not believe that SFAS No. 162 will result in a change to current practice, but has provided transition provisions. The Company does not believe that the adoption of SFAS No. 162 will have any effect on its financial statements.

In May 2008, the FASB issued FASB Staff Position No. FSP 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. It does not change the accounting for traditional types of convertible debt securities that do not have a cash settlement feature, and does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008. It should be applied retrospectively to all past periods presented, even if the convertible debt security has matured, been converted or otherwise extinguished as of the FSP’s effective date. The Company is currently evaluating the impact that FSP APB 14-1 will have on its financial statements when adopted.

On June 25, 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. The Task Force reached a consensus on how an entity should evaluate whether an instrument (or an embedded feature) is indexed to its own stock, how the currency in which the instrument is denominated affects the determination of whether the instrument is indexed to a company’s own stock, and how an issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for fiscal years and interim periods beginning after December 31, 2008, and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption, with a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact that EITF 07-5 will have on its financial statements when adopted.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008.  FSP No. FAS 142-3 is effective for the Company’s fiscal year ending September 26, 2010. We will evaluate the impact, if any, that the adoption of FSP No. FAS 142-3 could have on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to conform the prior year financial statements to be consistent with the current period’s presentation.

4.   Basic and Diluted Net Loss per Share

Basic net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

The following table presents basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss available to common shareholders	$(2,681,518)	$(4,699,139)	$(6,857,561)	$(8,369,758)
Weighted average common shares outstanding	71,986,666	56,460,534	64,906,422	56,229,518
Basic and diluted net loss per common share	$-	$(0.08)	$(0.11)	$(0.15)

Price range

Stock options, warrants and potential shares outstanding upon note holders’ conversion of our convertible promissory notes are not included in the computation of diluted earnings per share because to do so would decrease the reported loss per common share and are considered antidilutive.

Total potential shares outstanding resulting from the exercise of stock options and warrants and assuming full conversion of all our outstanding convertible notes payable totals 27,289,489 and 11,774,495 shares at June 30, 2008 and 2007, respectively, which consists of:

•
Stock options and warrants for the purchase of 15,183,374 and 8,524,495 shares of our common stock at prices ranging from $0.52 to $3.25 per share and $0.52 to $3.20 per share, as of June 30, 2008 and 2007, respectively, and

•
The conversion of our all our convertible promissory notes outstanding at prices in effect as of June 30, 2008 and 2007 would have resulted in an additional 12,106,115 and 3,250,000 common shares outstanding at June 30, 2008 and 2007.

5. Note Receivable from Customer

In May 2008, we sold the ANTs Data Server (“ADS”), its intellectual property rights and patents, and certain computer equipment to a customer.  The total sales price was $3.5 million, consisting of $1 million in cash and a secured promissory note due the earlier of a) the customer’s sale of securities aggregating $5 million in proceeds or b) $500 thousand on November 21, 2008 and $2 million on May 21, 2009.  The promissory note is collateralized by all assets sold under the agreement, is non-interest bearing and in the opinion of management is stated at fair value.

6.  Prepaid Debt Issuance Cost

As more fully discussed in Note 13, we incurred $869,260 in placement agent fees, paid in cash and equity, related to convertible promissory notes (the Notes) issued from December 2006 through March 2007. These fees are being amortized into general and administrative expense using the straight-line method, which is not materially different from the effective interest method, over the life of the Notes.

During May 2008 we restructured substantially all of our outstanding convertible notes payable to extend the maturity date and modify the conversion price.  As a result of the restructuring we expensed $36,255 in related prepaid debt issuance costs, which is included in debt modification costs. Unamortized debt issuance costs totaled $234,185 and $482,416 as of June 30, 2008 and December 31, 2007, respectively.  Amortization of these costs commenced on January 1, 2007 and totaled $211,976 and $108,658 for the three and six months ended June 30, 2008, respectively.

7.  Restricted Cash

Restricted cash represents a certificate of deposit (“CD”) maintained at a financial institution.  The CD secures the outstanding balance of Company credit cards issued by that institution.   We reduced the number and credit limit of our Company credit cards and reduced the corresponding CD from $192,574 at December 31, 2007 to $125,000 as of June 30, 2008.

8.  Prepaid Expenses and Other Current Assets

As of June 30, 2008, prepaid expenses and other current assets were $244,584, primarily consisting of $133,484 in prepaid insurance and other employee benefit costs, $42,622 in prepaid maintenance and license fees for software used in the development of our products and provision of services and $14,375 in prepaid marketing costs for subscriptions to industry analyst services and conferences.  As of December 31, 2007, prepaid expenses and other current assets were $173,331, primarily consisting of $112,440 in prepaid insurance and other employee benefit costs and $37,267 in prepaid marketing costs for subscriptions to industry analyst services and conferences.

9.   Prepaid Expense from Warrant

Prepaid expense from warrant consists of an original charge of $173,021 related to the issuance of a warrant to a customer in 2005 to purchase 100,000 shares of the our Common Stock, in exchange for a guarantee by that customer to provide maintenance and support services for the ANTs Data Server (ADS) to our customers should we be unable to provide such services.  The fair value of the warrant was calculated using the Black-Scholes valuation model.  The warrant had an exercise price of $3.50 per share and expired July 2008.

Effective May 2008 we sold the underlying ADS technology to the customer and the remaining prepaid was expensed.  The prepaid expense was being amortized into the statements of operations on a straight-line basis, over 36 months, commencing January 2006.  Amortization expense, including the amount written off in May 2008, totaled $43,255 and $57,674 for the three and six months ended June 30, 2008, respectively. Amortization expense for the three and six months ended June 30 2007 was $14,418 and $28,837 respectively.

10.  Deferred Revenue

Deferred revenue is comprised of license fees and annual maintenance and support fees. License fees are recognized upon customer acceptance of the product. Annual maintenance and support fees are amortized ratably into revenue on the statements of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product.

Deferred revenue activity was as follows:

Balance, December 31, 2007	$48,818
Invoiced	487,313
Recognized	(282,308)
Balance, June 30, 2008	$253,823

11.  Industry Segment, Customer and Geographic Information

We operate in a single industry segment, computer software.  Our organization is primarily structured in a functional manner.  During the periods presented, our current Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).  Upon our acquisition of Inventa in May 2008, we immediately consolidated our sales force, research and development and operations teams in order to provide sales and implementation support.  Our services revenue consists of both maintenance and services revenue arising from managed services and consulting services generated by our newly acquired subsidiary, Inventa, as well as those from professional services and consulting provided to customers of our database technology.  Our engineering and IT support teams provide support to both our database technology and managed services lines of business.  As we continue to integrate Inventa our CODM evaluates both revenues and expenses on a consolidated functional basis.  As a result, our CODM considers consolidated financial information on revenues, gross margins and operating expenses on an aggregate basis for monitoring, review and decision making.

Customer Information

For the six months ending June 30, 2008, revenue from two customers individually exceeded 10% of total revenues with one representing 64% of revenues and the other 28% of revenues.

Geographic Information

All of our customers are billed in U.S. dollars and substantially all our revenues are generated by customers domiciled in the U.S.

12.  Income Taxes

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

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for (benefit from) income tax expense did not change. As of June 30, 2008, we had no amount accrued for payment of interest and penalties related to unrecognized tax benefits (and no amounts as of the adoption date of FIN 48).  For the six months ended June 30, 2008, we recognized no amounts of interest and penalties related to unrecognized tax benefits in our provision for income taxes.

The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.  As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. At December 31, 2007 we recorded a valuation allowance for the total deferred tax assets as a result of uncertainties regarding the realization of the asset based upon the lack of profitability and the uncertainty of future profitability. This valuation allowance offsets any changes to the liability. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48.  Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and for the six months ended June 30, 2008 was $685,000. On January 1, 2007, although the implementation of FIN 48 did not impact the amount of our liability or impact beginning retained earnings, we reduced our deferred tax asset and valuation allowance by $685,000.

Our only major tax jurisdiction is the United States.  The tax years 1993 through 2006 remain open and subject to examination by the appropriate governmental agencies in the U.S.

13.   Debt

Debt Restructuring

Effective May 15, 2008 we negotiated with certain holders of our convertible promissory notes (the “Notes”) to both extend the maturity date and reduce the price at which each note is convertible into shares of our common stock (the “Conversion Price”) from $2.00 per share to either $0.80 or $1.20 per share.  A total of $9.3 million in principal was renegotiated and the due dates were extended from their original maturity dates of December 2008 through December 2010, to a revised maturity date of January 31, 2011.  The Notes that were renegotiated represent both those issued under the “J Unit Sales” as well as those issued under “Convertible Debt with Warrants” discussed below.  The other terms of the Notes remained unchanged.

Conversion prices and amounts outstanding at June 30, 2008 and 2007 were as follows:

		As of June 30,
	2008	2007	2008	2007
Conversion Price per share	Convertible Notes Payable Outstanding		Potential Convertible Shares
$ 0.80	$6,248,226	$-	7,810,282
$ 1.20	5,005,000	-	4,170,833
$ 2.00	250,000	6,500,000	125,000	3,250,000
Total	$11,503,226	$6,500,000	12,106,115	3,250,000

On the date of modification and in accordance with EITF 96-19 “Debtors Accounting for Modification or Exchange of Debt Instruments” we compared the discounted present value of the cash flows of the modified convertible promissory notes (the “Modified Notes”) to the discounted present value of the original Notes to determine whether the change in cash flows exceeded 10% of the carrying value of the original Notes.  As the change in cash flows was less than 10%, we then determined whether the intrinsic value of the revised Conversion Price exceeded 10% of the carrying value of the original Notes.  The intrinsic value of the Modified Notes with a revised Conversion Price of $1.20 per share did not exceed 10% of the carrying value of the Notes, while those with a revised Conversion Price of $0.80 per share did exceed 10% of the carrying value of the Notes.  Those Notes with an $0.80 conversion price were deemed to be extinguished for accounting purposes while those with a $1.20 conversion price were not.

We also valued the intrinsic value of the modified notes (the “New Notes”) as equal to the difference between the market value of our common stock and the modified Conversion Price times the number of shares into which the New Notes are convertible and recorded that intrinsic value as an increase in paid-in-capital of $2,017,907 and discount on the notes payable of $2,017,907.

All of our convertible promissory notes outstanding can be converted into shares of our common stock immediately upon issuance at the option of the Note holders; accordingly we also immediately expensed the $2,017,907 discount.  The modified Notes were deemed to be reissued and are recorded in this Interim Financial Statement at their face value of $4.3 million, which includes a premium of $39,481.  The premium will be amortized using the straight-line method over the life of the New Notes, which is  not materially different than the effective-interest method.

The total debt modification costs consist of a net loss of $2,238,205, which includes a loss of $184,043 on the note modification, a $36,255 write off of prepaid debt issuance costs and expensing of $2,017,907 relating to the discount.

“J” Unit Sales

The J Unit Sales consist of the issuance of convertible promissory notes and equity over periods from December 2006 through March of 2008.   Substantially all convertible notes issued were restructured in May 2008 as discussed above.  This private offering was approved by our Board of Directors in December 2006 to raise additional working capital and consisted of units (the “J Units”) sold at a per unit price of $50,000 with each J Unit comprised of (i) 14,285 shares of our common stock (issued at a per share price of $1.75) and (ii) a convertible promissory note (the “Note”) with an initial face value of $25,000.   The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. Each Note originally matured 24 months from its issuance date, and was convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00.  The Notes are prepayable without penalty upon 30 days notice.  The Notes are convertible at our election in the event the closing price of our common stock equals or exceeds $4.00 per share, and if converted at our election, we have agreed to register the shares of stock issuable upon conversion.

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

Convertible Notes Payable with Warrants

During October 2007 we sold a convertible promissory note in the amount of $2,000,000 to an accredited investor.  Pursuant to the sale, we issued a warrant to the investor covering 1,333,333 shares of our common stock with a per share exercise price of $3.25. The warrant expires 36 months from issuance. The note bears interest at the rate of 10% per annum (simple interest) due and payable at the end of each calendar quarter. Upon issuance the note matured 36 months from issuance and was convertible into shares of our common stock, at the election of the holder, at a per share price of $1.50.  This note was modified in May of 2008 such that the maturity date was extended to January 31, 2011 and the per share conversion price was reduced to $0.80.   The note is prepayable without penalty if (i) the bid price of our common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) we provide the investor with 20 trading days’ notice of our intent to prepay.  This note was deemed extinguished in May 2008 as noted in Debt Restructuring above, and was revalued at a fair value of $2,015,046, including a premium of $15,046.  The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

During December 2007 we sold a convertible promissory note in the amount of $1,003,226.  Pursuant to the sale, we issued a warrant to the investor covering 668,817 shares of our common stock with a per share exercise price of $3.25. The warrant expires 36 months from issuance. The note bears interest at the rate of 10% per annum (simple interest) due and payable at the end of each calendar quarter. The note matures 36 months from issuance and is convertible into shares of our common stock, at the election of the holder, at a per share price of $1.50.  The note is prepayable without penalty if (i) the bid price of our common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) we provide the investor with 20 trading days’ notice of our intent to prepay. This note was deemed extinguished in May 2008 as noted in Debt Restructuring above, and was revalued at a estimated fair value of $1,010,773, including a premium of $7,547.  The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

In accordance with APB 14 and EITF 00-27, upon original issuance, we allocated the proceeds of these sales between the warrants and the notes based on their relative fair values.  The allocation resulted in a discount of $250,910 for both notes.  Upon modification the discount on these notes was revalued to result in a loss on modification of debt totaling $229,647.

Line of Credit

On May 30, 2008, we assumed a revolving credit facility (the “Facility”) in connection with our acquisition of Inventa, that remains in force through May 15, 2009.  The Facility consists of a $250,000 revolving line of credit which bears interest at a daily rate of LIBOR plus 2.00% (4.47% at June 30, 2008). At June 30, 2008, there was $170,000 outstanding under the line of credit and $80,000 available pursuant to the terms of the Facility.  There are no commitment fees due under the facility.  The terms of the Facility require consecutive monthly interest-only payments with the principal due on May 15, 2009.  The Facility is secured by all of the assets of Inventa and requires, among other covenants, the net solvency of Inventa.

Convertible Notes Related to Acquisition of Inventa Technologies, Inc.

On May 30, 2008 and as part of the purchase price of Inventa, we issued to the sellers $2.0 million in unsecured promissory notes due January 31, 2011 bearing interest at 10%, with interest payable at the end each ANTs fiscal quarter.  The convertible promissory notes are immediately convertible to 2.5 million shares of our common stock at the election of the holders at a per share conversion price of $0.80. At the time of issuance, the conversion price was $0.30 less than the then-market price of our common stock. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Feature or Contingent with Adjustable Conversion Ratios, to Certain Convertible Instruments” we recorded $750 thousand as an increase to paid-in-capital.  In addition,  as the notes are immediately convertible into shares of our common stock, the discount was expensed and we recorded $750 thousand to interest expense.

14.  Commitments and Contingencies

Contingencies

As required by SFAS No.5, Accounting for Contingencies (SFAS 5), we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in our condensed consolidated financial statements. As more fully disclosed in Part II Item 1. Legal Proceedings, we are currently a party to a pending legal proceeding.  Litigation is inherently unpredictable, and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.  No reserves have been accrued for the pending legal proceeding in the accompanying Interim Financial Statements.

Lease Commitment

As of June 30, 2008, we leased office facilities under non-cancelable operating leases.  Future minimum lease payments required under these non-cancelable leases are as follows:

Payments Due by Period	Operating Leases
Less than 1 Year	$433,248
More than 1 Year	524,688
Total minimum lease payments	$957,936

On April 27, 2005, we entered into a lease with Bayside Plaza, a partnership, for approximately 15,000 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the “Premises”). The Premises are used for the purposes of general office use and for software development. The lease has an initial term of three years and is subject to our right to extend the term of the lease for a total of six additional years.  In July 2007 we extended this lease for the period May 1, 2008 through April 30, 2009 at the rate of $34,200 per month.  Through April 30, 2008 we recognized rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases.”  The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement were recognized on a straight-line basis over the lease term; rent expense for the periods May 1, 2008 through April 30, 2009 are recorded at the payment amount.

As discussed in Note 2, on May 30, 2008 we acquired Inventa.  As part of the acquisition ANTs assumed the Inventa operating lease of a general commercial facility in Mt. Laurel, New Jersey at the monthly rent of $7,604.  The lease expires March 15, 2015.

Under our leases we are obligated to restore facilities to their former condition; these requirements consist of normal maintenance which is considered to be immaterial.  Effective June 1, 2008, we agreed to sub-lease a portion of our Burlingame facility to a customer on a month-to-month lease through April, 2009 for $13,000 for rent and utilities, payable each month in advance.  Rental expense is shown net of sub-lease income.   Total rental expense for the three and six months ended June 30, 2008 was $78,443 and $128,443 respectively, and $50,004 and $110,008 for the three and six months ended June 30, 2007, respectively.

15.   Stockholders’ Equity Transactions

Stockholders’ equity transactions by cash and non-cash activity for the six months ended June 30, 2008 and 2007 is presented below.

	Changes in Stockholders' Equity
	For the six months ended June 30,
	2008		2007

Total stockholders' equity, beginning of period		$(5,044,880)		$3,823,010
Cash transactions:
Proceeds from private placements:
Sales of common stock at $0.60 per share	7,615,000		-
Cash commissions on sales of common stock	(367,200)		-
Sales of 220 "J" units at $25,000 per unit (equity portion of units)	-		5,500,000
Total cash commissions on sales of "J" units (equity)	-		(481,426)
Total	7,247,800		5,018,574

Proceeds from stock exercises:
Cash proceeds from exercise of stock options	32,679		60,600
Total	32,679		60,600

Total cash transactions		7,280,479		5,079,174

Non-cash transactions:
Acquisition of Inventa Technologies, Inc.
Issuance of 20,000,000 shares valued at $1.10 per share	$22,000,000		$-
Discount on $2 million in convertible promissory notes	750,000
Total	22,750,000		-

Intrinsic value of conversion feature of reissued convertible
promissory notes	2,017,907		-

Related to private placements:
Premium on notes payable	-		(685,740)
Common stock issued to placement agent on
sales of 220 "J' units, net	-		217,042
Total	-		(468,698)

Related to stock vesting and warrant-based compensation:
Employee compensation expense	2,283,538		667,749
Non-employee compensation expense	123,783		49,907
Total	2,407,321		717,656

Total non-cash transactions		27,175,228		248,958

Net loss for fiscal period		(6,857,561)		(8,369,758)
Total stockholders' equity, end of period		$22,553,266		$781,384

Following is a summary of equity transactions for the six months ending June 2008 and 2007, respectively. Sales of equity securities (with the exception of stock option exercises) or equity-linked securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Six months ended June 30, 2008:

Funds raised through private offerings to accredited investors:

We received $7,615,000 from accredited investors for the sale of 12,691,667 shares of our common stock, at a price of $0.60 per share and incurred commission costs of $367,200.  We issued 558,257 shares of our common stock and a warrant to purchase up to 50,166 shares at an exercise price of $0.60 in connection with this private placement.  The 558,257 shares are contractually valued at $0.66 per share or $368,450.

Other equity transactions:

As discussed in Note 2, on May 30, 2008 we acquired Inventa Technologies, Inc. for a total purchase price of $27.1 million, which included our issuance of 20 million shares of our common stock valued at $1.10 per share.  We also issued $2 million in promissory notes to the seller, convertible into 2.5 million shares of our common stock.  As discussed in Note 13, the notes had a beneficial conversion feature totaling in aggregate $750 thousand which was allocated to paid-in-capital.

On March 26 and March 31, 2008, the Board of Directors approved a repricing of certain stock options and warrants for employees, consultants and Board members to the then-current market price of the Company’s common stock. Officers and Board members forfeited 1,193,667 vested and unvested shares in connection with the repricing. In accordance with the provisions of FAS 123(R), we recognized $768,024 in stock compensation expense, net of forfeiture credits, as a result of the repricing.

For the six months ended June 30, 2008 we recognized a total of $2,407,321 in compensation expense related to the vesting of employee stock options and the repricing and $95,749 in professional fees related to the vesting of non-employee stock options and warrants in accordance with the accounting guidelines set forth in SFAS 123 (R) and EITF 96-18, respectively.

For the three months ended June 30, 2008, a total of 47,500 shares of common stock were purchased through the exercise of stock options with original exercise prices ranging from $.52 to $.81, resulting in gross proceeds of $32,679.

Transactions for the six months ended June 30, 2007:

Funds raised through private offerings to accredited investors:

We entered into agreements with accredited investors to purchase 220 J Units, raising $11,000,000. and issued 3,142,700 shares of our common stock at a share price of $1.75 totaling $5,500,000 and issued Notes with an initial face value of $5,500,000. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. The Notes mature 24 months from the issuance date, and are convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00.  The Notes are prepayable without penalty upon 30 days notice. The Notes are convertible at our election, in the event the closing price of our common stock equals or exceeds $4.00 per share, and if converted at our election, we have agreed to register the shares of stock issuable upon conversion.   As discussed in Note 13, these notes were modified in May 2008.

            We paid $1,100,000 in cash commissions and issued 199,980 shares of our common stock to a placement agent for services related to the sale of J Units in January and March 2007. The shares are contractually valued at $1.93 per share or $385,961. The total commission value of $1,485,961 was allocated between debt issuance costs and additional paid-in capital as a cost of raising the equity portion of the offering, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable, and stockholders’ equity.  This resulted in an increase in debt issuance costs of $835,616 and the remaining $650,345 was allocated to additional paid-in capital.

Other equity transactions:

We recognized $667,749 in compensation expense related to the vesting of employee stock options and $49,907 in professional fees related to the vesting of non-employee stock options. $50,512 of the employee compensation expense is attributable to the modification of grants made to terminated employees whereby their exercise period was extended from three months to two years.

We received gross proceeds of $60,600 in exchange for the issuance of 60,000 shares of common stock sold through the exercise of stock options.

16.   Stock-Based Compensation Expense

We have two stock-based compensation plans (the ANTs software inc. 2000 Stock Option Plan and the ANTs software inc. 2008 Stock Plan, together, “the Plans”) which are intended to attract, retain and provide incentives for talented employees, officers, directors and consultants, and to align stockholder and employee interests.  We consider stock-based compensation critical to our operation and productivity; essentially all of our employees and directors participate, as well as certain consultants. Under the Plans, we may grant incentive stock options and non-qualified stock options to employees, directors or consultants, at not less than the fair market value on the date of grant for incentive stock options, and 85% of fair market value for non-qualified options.  Options are granted at the discretion of the Board of Directors and the Compensation Committee of the Board of Directors.

Options granted under the Plans generally vest within three years after the date of grant, and expire 10 years after grant.  Stock option vesting is generally time-based, but stock options sometimes vest as a result of achievement of milestones. Options granted to new hires generally vest 16.7% or 33% beginning six months and twelve months, respectively, after the employee’s date of hire, then at 2.78% each month thereafter such that the option is fully vested three years from date of hire. Options granted to existing employees generally start vesting monthly following their grant.  Following termination of employment or consulting status there is usually a grace period during which the vested portion of the option is exercisable. This period is typically three months, but may be shorter or longer depending on the terms of a given stock option agreement.  Outside directors generally receive an option to purchase 50,000 shares of common stock for each 12 months of service, and an additional 10,000 shares for each 12 months of service as chairman of a Board committee, all vesting over the period of service.  Directors generally serve for terms of three years.  Options granted to directors may include a one-year lock-up provision following termination of their director status, during which period the option cannot be exercised.

As disclosed above in Note 15, on March 26 and March 31, 2008, the Board of Directors approved repricing of certain stock options and warrants for employees, consultants and Board members to the then-current market price of the Company’s common stock.  Officers and Board members forfeited 1,193,667 of vested and unvested shares in connection with the repricing. In accordance with the provisions of FAS 123(R), we recognized $768,024 in stock compensation expense, net of forfeiture credits, as a result of the repricing.

The following table sets forth the total stock-based compensation expense for employees, outside directors and consultants for the six months ending June 30, 2008 and 2007.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cost of Revenues	$22,451	$-	$22,451	$-
Sales and marketing ("S&M")	231,004	27,060	295,939	108,013
Research and development ("R&D")	487,665	178,216	1,032,605	305,671
General and administrative ("G&A")	517,182	171,709	1,056,326	303,972
Stock-based compensation before income taxes	1,258,302	376,985	2,407,321	717,656
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$1,258,302	$376,985	$2,407,321	$717,656

Stock-based compensation expense charged to:
Employee compensation expense (includes
outside directors)	$1,162,553	$375,564	$2,283,538	$667,749
Professional fees - S&M consultants	1,834	-	4,664	12,598
Professional fees - R&D consultants	51,156	1,421	76,360	2,899
Professional fees - G&A consultants	42,759	-	42,759	34,410
Stock-based compensation before income taxes	1,258,302	376,985	2,407,321	717,656
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$1,258,302	$376,985	$2,407,321	$717,656

Stock-based compensation expense for the three and six months ended June 30, 2008 increased basic and diluted net loss per share by $0.03 and $0.09, respectively and for the three and six months ended June 30, 2007 increased basic and diluted net loss per share by $0.01 and $0.01, respectively.  Stock -based compensation had no impact on cash flows used in operations or cash flows from financing activities.

The fair value of employee and non-employee stock-based awards, and the stock-based compensation expense for the three months ending June 30, 2008 and 2007 was estimated using the Black-Scholes valuation model with the following assumptions:

	Six Months Ended June 30,
	2008	2007
Expected life in years	3.00 - 10.00	3.00 - 10.00
Average Volatility	66% - 67%	67% - 156%
Interest rate	1.38% - 2.87%	4.32%- 4.76%
Dividend Yield	0.00%	0.00%

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

As of June 30, 2008, there was approximately $2.4 million of total unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested stock-based compensation granted to employees and non-employees, which we expect to recognize over a remaining weighted-average period of approximately 2.1 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

17.   Stock Options and Warrants

As of June 30, 2008, we had outstanding options to purchase up to 10,625,433 of common stock of which 6,992,803 were exercisable and 4,557,941 warrants outstanding to purchase common stock, all of which were exercisable.

	Stock Option Shares			Total Options
	Available		Warrants	and Warrants
	for Grant	Outstanding	Outstanding	Outstanding
Balance, December 31, 2007	652,789	8,689,050	8,124,380	16,813,430
Authorized	5,000,000	-	-	-
Granted	(3,964,500)	3,964,500	50,166	4,014,666
Exercised	47,500	(47,500)	-	(47,500)
Retired/forfeited	1,980,617	(1,980,617)	(3,616,605)	(5,597,222)
Balance, June 30, 2008	3,716,406	10,625,433	4,557,941	15,183,374
Exercisable at June 30, 2008		6,992,803	4,557,941	11,550,744

Net cash proceeds from the exercise of stock options were $32,675 and $32,675 for the three and six months ended June 30, 2008 and $60,000 and $60,600 for the three and six months ended June 30, 2007, respectively. There was no income tax benefit realized from stock option exercises during these periods due to our net loss from operations for both periods.  In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Average exercise prices and aggregate intrinsic values of stock option activity for the six months ended June 30, 2008, is as follows:

			Weighted
	Shares		Weighted Average	Aggregate
	Available	Outstanding	Exercise	Intrinsic
	For Grant	Stock Options	Price	Value

Outstanding at January 1, 2008	652,789	8,689,050	2.05	$-
Authorized	5,000,000
Granted	(3,964,500)	3,964,500	1.14
Exercised through cash consideration	47,500	(47,500)	-
Retired or forfeited	1,980,617	(1,980,617)
Outstanding at June 30, 2008	3,716,406	10,625,433	1.08	$-
Exercisable at June 30, 2008		6,992,803	1.15	$-

The aggregate intrinsic value of total stock options outstanding and exercisable and of total stock options exercised during the six months ended June 30, 2008 in the table above represent the total pretax intrinsic value (i.e., the difference between our closing stock price on June 30, 2008 and the weighted average exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. Aggregate intrinsic value changes as the fair market value of our stock changes.  The closing market price of the stock on June 30, 2008 was $0.88.

The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2008 was $1.18.  The range of exercise prices for options outstanding and exercisable at June 30, 2008 are summarized as follows:

	Total Options Outstanding as of June 30 ,2008
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life (in Years)
Range of exercise prices:
$0.52 - $0.99	5,782,442	$0.87	6.88
$1.00 - $1.99	4,443,204	$1.25	9.47
$2.00 - $2.99	383,146	$2.25	7.29
$3.00 - $3.99	16,641	$3.13	3.19
Total stock options outstanding
at June 30, 2008	10,625,433	$1.08	7.97

	Total Options Exercisable at June 30, 2008
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life (in Years)
Range of exercise prices:
$0.52 - $0.99	4,721,200	$0.87	6.37
$1.00 - $1.99	1,871,816	$1.33	8.58
$2.00 - $2.99	383,146	$2.25	7.29
$3.00 - $3.99	16,641	$3.13	3.19
Total stock options exercisable
at June 30, 2008	6,992,803	$1.08	7.01

Warrants outstanding as of June 30, 2008 are summarized in the table below:

		Exercise	Weighted
		Prices	Average	Year of
	Warrants	per Share	Exercise Price	Expiration
Warrants purchased in private
placements:	1,000,000	$0.80		2011
	2,002,150	$0.80		2011
Subtotal	3,002,150		$0.80

Warrants issued to consultants and	150,000	$1.85 - $1.99		2009
placement agent:	50,166	$0.60		2013
Subtotal	200,166		$1.42

Warrants issued to outside directors
and former employee:
	50,000	$0.94		2010
	850,000	$0.94 - $2.31		2011
	198,750	$0.94		2015
	256,875	$0.94		2016
Subtotal	1,355,625		1.70
Total warrants outstanding at
June 30, 2008	4,557,941		$1.09

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

Certain statements contained in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will have adequate financial resources to fund the development and operation of our business, that there will be no material adverse change in our operations or business, that we will meet success in marketing and selling our products and services, and that we will be able to continue to attract and retain skilled employees necessary for our business, among other things. The foregoing assumptions are based on judgments with respect to, among other things, information available to our future economic, competitive and market conditions and future business decisions. All of these assumptions are difficult or impossible to predict accurately and many are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by our business and operations, which could cause our financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of our technology or products to work as anticipated, failure to develop commercially viable products or services from our technology, delays or failure in financing efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words “believe,” “estimate,” “expect,” “intend,” “anticipate” “should”, “could”, “may”, “plan” and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter our capital investment and other expenditures, which may also adversely affect our results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by us that our objectives or plans will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

The Company

ANTs software inc. (sometimes referred to herein as “ANTs” or “we”) designs, develops and sells software and services for the database market. Our areas of focus are:  software and services that enable customers to consolidate databases more quickly and cost-effectively and services to monitor and manage applications and databases.

The ANTs Compatibility ServerTM (“ACS”), launched in April 2008, is intended to provide a fast, cost-effective way to move applications from one database to another and to enable enterprises to achieve cost efficiencies by consolidating applications onto fewer databases.  ACS is built on proprietary compatibility technologies that we developed. End-users of database products and database vendors can use ACS to lower data management costs and gain competitive advantages.

In May 2008, we expanded our business to include application migration services and application and database monitoring and management services via the acquisition of Inventa Technologies, Inc. of Mt. Laurel, New Jersey (“Inventa”).   Inventa is a 24/7 managed services and consulting services provider that helps customers maximize the effectiveness of their application and database infrastructure to support their business initiatives.  Inventa’s experienced professional services and sales teams complement the ANTs engineering team and allow us to offer a complete product-to-implementation solution for customers.

In May 2008, we sold certain technology and intellectual property related to our first product, the ANTs Data Server ("ADS"), to Four Js Development Tools, Inc. As part of a revenue-sharing arrangement we will receive 50% of the revenue earned by Four J's in our previously executed reselling agreement with IBM. The revenue-sharing agreement terminates in four years and is expected to generate approximately $1 - $2 million during that time.

Corporate History

ANTs software inc. is a Delaware corporation headquartered in Burlingame, California.  Our shares trade on the OTC Bulletin Board under the stock symbol ANTS. We are the successor to Sullivan Computer Corporation, a Delaware corporation incorporated in January 1979, which, in 1986 changed its name to CHoPP Computer Corporation. In 1997, we reincorporated from Delaware to Nevada, and in February 1999 changed our name to ANTs software.com. In July 2000, we merged with Intellectual Properties and Technologies, Inc., a wholly owned subsidiary with no significant assets. In December 2000, we reincorporated from Nevada to Delaware and changed our name from ANTs software.com to ANTs software inc.

The ANTs Compatibility ServerTM (“ACS”)

Applications written to work with one database product are typically incompatible with other database products due to proprietary extensions developed and popularized by the database vendors.  This has the effect of locking customers into one database vendor because it would generally be cost-prohibitive and too time-consuming to migrate an application from one database to another.  ACS translates these proprietary extensions from one database product to another and allows customers to migrate applications from one database product to another more easily and at less cost.

Migrating applications is intended to be a three-step process when using ACS:

1.	Move the data – the large database vendors all have full-featured tools that allow customers to move data from other products to theirs.
2.	Install ACS – once the data is migrated, ACS is installed and connected to the application and the new database.
3.	Test and deploy – the application is first tested to ensure that it functions properly with the new database, and then the customer goes “live” with the application.

We have developed the underlying technologies related to ACS and we have conducted successful pilot tests. In April 2008, we announced the launch of the first version of ACS as a generally available commercial product.  The first version of ACS allows applications currently running on Sybase’s database product to run on Oracle’s database product.  In the future, we expect to build versions of ACS that will enable applications to be migrated from and to numerous other database products. We are in discussions with four database vendors about building additional versions of ACS.

Professional Services

Established in 1993, Inventa, our IT managed services and professional services division (together, “Professional Services”), provides pre- and post-sales services related to the ACS and application migration, application and database architecting, monitoring and management.   Inventa provides the following services:

ACS Services. This service assists customers in establishing a database consolidation strategy, action plan for migrating applications among databases, installation, deployment and post-deployment monitoring and tuning.

Monitoring Infrastructure Management. This service provides management of monitoring infrastructure including: architecture planning, agent deployment and support, and agent configuration with threshold management. The core infrastructure for this service can either be hosted and managed by us or deployed directly within a customer’s environment and individual events / alarms transitioned back to their employees

Monitoring and Event Management. This service provides a fully functional 24x7x365 Network Operations Center (NOC) responsible for isolating critical events, opening trouble tickets, and escalating the event's visibility within the customer’s organization. This service can be hosted entirely within our NOC or, portions can be integrated with or hosted directly within the customer’s environment.

Visualization and Trending. Our ESM Integrator™ portal captures, centralizes and integrates performance metrics collected by the monitoring infrastructure deployed as a component of our other services or layered upon existing data sources residing within the customer’s environment. Sources of data are not limited to components monitored by our service; we can integrate virtually any business metrics, or other third party data for enterprise wide reporting which is platform independent.

Performance Management. The most popular way organizations attempt to solve their performance issues is with faster, more powerful hardware. While this generally produces some positive results the benefit is very costly in both hardware and tiered software. Additionally, performance is typically addressed only when business or system reliability is impacted thereby creating additional pressure to the already constrained customer staff to fix the issue. Our Performance Management Service is pro-active and can help maximize the customer’s existing resources in a cost-effective and manageable way.

Capacity Planning. This service provides organizations with the ability to anticipate the effects of growth and plan for that growth. Customers are able to map out a strategy to accommodate spikes in transaction volumes and overall growth while maintaining response time and uptime.

Code Quality Management. Performance quality, reliability, and capacity is a result of how well applications are designed and implemented. Our Code Quality Management service uses our time-tested code analysis tools to assist customers in tracking overall code quality and improvements as new application versions are released.

We provide Professional Services to customers in the banking, insurance, gaming, automotive and high-technology industries.  We have extensive experience in architecting enterprise application and database deployments, upgrades and migrations and in installing, configuring, deploying and maintaining database products from major vendors such as IBM, Oracle, Microsoft and Sybase. We have developed proprietary software that enables us to remotely monitor, diagnose and maintain customer applications and databases, saving customers the cost of having to maintain in-house the IT resources needed to deliver these services. We typically sign annual and multi-year contracts and the majority of our customers renew.

We deliver our services through a remote delivery model from our New Jersey office which contains a network operations center and our Center of Excellence for database migrations. The network operation center provides customers with remote assessment, diagnostic and tuning capabilities through secure remote connection 24 hours a day, seven days a week. The Center of Excellence has been established to demonstrate for customers, either remotely or on-site, our database migration capabilities and as a state-of-the-art training facility for the new services personnel we expect to recruit from numerous colleges and universities in the Mid-Atlantic region.

We integrate our professional services capabilities tightly into the pre and post-sales process, enabling us to:
•	Accurately assess the customer’s operating environment
•	Propose the most efficient database consolidation and application migration solution
•	Efficiently deploy ACS and assist the customer in testing before “going live”
•	Post-deployment, provide application monitoring, maintenance and services

Technology and Intellectual Property

Beginning in 2000, we focused on development of the ANTs Data Server and core high-performance database technologies. In May 2008, we sold those high-performance technologies and the intellectual property related to them, retaining a license to use those technologies in ANTs Compatibility Server. In 2007, we began developing ACS. We have developed proprietary technologies related to ACS which we regard as trade secrets and we are pursuing patent protection on a number of these technologies. Our Professional Services team has also developed proprietary technologies used in the monitoring and management of applications and databases. We regard these technologies as trade secrets.

Sales and Marketing

The Market

According to IDC Research, the market for database products was $18.6 billion in 2007.  Oracle, Microsoft and IBM control approximately 84% of this market. According to the numerous CTOs, database architects and application developers at the target Global 2000 enterprises with whom we have spoken, database infrastructure costs have become one of the most expensive line items in the IT budget. These Global 2000 enterprises typically have annual database “spends” in excess of tens and, in some cases, hundreds of millions of dollars and their database budgets are growing annually. The migration cost from one database to another, even to a low-cost open-source database, is extensive due to lack of compatibility between the products’ proprietary extensions. There is significant interest, confirmed by our discussions with industry analysts and user groups, for a product that can provide the capability to migrate an application from one database to another.

According to IDC Research, the markets in which our Professional Services division operates, IT services and application management, was projected at $122 billion in 2007 with IBM Global Services, HP/EDS and Accenture being among the largest vendors in those markets.  We have a unique combination of experience, skills and proprietary software that allow us to address a segment of the IT services market centered around database and application monitoring, maintenance and services. In addition to this established market we anticipate that our professional services group will be the first provider of migration and consulting services resulting from pre and post-sales of our ACS products. Customers will look to us as the experts in database consolidation to provide a full-range of services related to ACS installation, deployment and use. To the extent that this becomes a new “market” for professional services, we are in a position to capitalize on it.

Strategy

Our go-to-market strategy adapts with changes in the competitive structure of the database market.  The refinement of our strategy is a continuous and iterative process, reflecting our goal of providing a cost-effective solution across a wide variety of applications.  Our strategy has recently included:

•	Developing partnerships with Oracle, Microsoft, IBM, Sybase and others to bring our products to market;
•	Focusing on large enterprise customers who can realize significant savings by migrating applications among leading database products;
•	Selling or licensing our products directly;
•	Selling our products and technologies through partners, and;
•	Developing custom versions of our products for partners and selling or licensing that technology to them.

ACS can provide a solution for enterprises to address the problems of vendor lock-in and cost escalation by enabling them to migrate applications among database products. ACS can provide a potentially significant competitive advantage for database vendors such as Oracle, IBM, Microsoft, Sybase and others because they would have the ability to cost-effectively migrate applications from their competitors’ products to their own.

If we are successful in our go-to-market strategy, we intend to generate revenue through range of activities which may include:  sales of developed technology, licenses, royalties, custom development and professional services.  If one or more of the large database vendors resells our products, we would expect to share in that license and maintenance revenue.  Each sale of our products or related technology will require installation, testing, tuning and other professional services. It is our intention to generate revenue by providing those services.

We generated significant revenues related to the sale of our ADS technologies during the quarter-ended June 30, 2008, if successful, we expect to generate additional revenues related to ADS and ACS in 2008 and we expect to generate revenues from existing contracts with Professional Services customers.

Competition

We have not identified a direct competitor for our ACS database migration products.  Other database vendors encourage migration from competitive products through use of their proprietary migration tools. These tools often require substantial investment to rewrite applications.  Potential customers with whom we have spoken are not receptive to migrating applications due to the expense and risk of such rewrites. While database vendors do not offer a directly competitive product, we fully expect database vendors to offer incentives for customers to keep applications deployed on their database products.

Competitors in the Professional Services market are large and well-established, with vendors such as: IBM Global Services, Accenture and HP/EDS offering a wide range of services. What sets us apart is our deep experience and skill in database managed services and our proprietary monitoring and management software. We have maintained long-term relationships with our customers and have been successful in renewing contracts and in signing multi-year contracts.

Current Operations

Our operations consist of:

(i)
Developing Database Migration Technologies and the ANTs Compatibility Server (ACS) – we develop and market ACS, a faster, cost-effective way to consolidate databases, allowing customers to efficiently use IT resources and drive down operating costs.

(ii)
Professional Services – we have extensive experience in architecting enterprise application and database deployments, upgrades and migrations and in installing, configuring, deploying and maintaining database products from major vendors such as IBM, Oracle, Microsoft and Sybase. We provide application migration services, application and database managed services and consulting services.

Our headquarters are located in Burlingame, California and we have an office in Mt. Laurel, New Jersey. We have financed operations through private offerings to accredited investors to whom we have sold common stock and issued convertible promissory notes and warrants. We expect to continue to raise capital for operations through such private offerings until we generate positive cash flows from operations.  We believe we have sufficient funds to cover operations into the first fiscal quarter of 2009 at our expected expense rate and expect that our focus over the next year will be on development and marketing of ACS and on the growth of our Professional Services offerings.

Results of Operations

Our results of operations for the three and six months ended June 30, 2008 and 2007 are summarized below (in thousands):

	For the Three Months ending June 30,			For the Six Months ending June 30,
	2008	2007	% Change	2008	2007	% Change
Revenues	$5,423	$21	25,724%	$5,455	$91	5,895%
Cost of revenues	872	6	14,433%	872	9	9,589%
Gross profit	4,551	15	30,240%	4,583	82	5,489%
Operating expenses	4,061	4,766	(15)%	8,135	8,549	(5)%
Loss from operations	490	(4,751)	(110)%	(3,552)	(8,467)	(58)%

Other (expense) income, net	(2,445)	52	(4,802)%	(2,579)	98	(2,732)%
Net loss	(1,955)	(4,699)	(58)%	(6,131)	(8,369)	(27)%
Net loss per share -
basic and diluted	$(0.03)	$(0.08)	(63)%	$(0.09)	$(0.15)	(40)%
Shares used in computing basic and
diluted net loss per share	71,987	56,461	27%	64,906	56,230	15%

Revenues

Revenues consist of product revenues representing license fees and the sale of ADS technology and license fees, and services revenues representing managed and professional services fees and recognition of deferred maintenance and support.

During the three and six months ended June 30, 2008, revenues increased $5.4 million and $5.4 million versus the three and six months ended June 30, 2007, respectively.  The increase is due to the $3.5 million sale of ADS technology and $1.4 million in ADS license fees, both of which occurred in the second quarter of 2008, and one month’s services revenues from our Inventa subsidiary acquired May 30, 2008.

Cost of Revenues

Costs of revenues in 2008 consists of personnel costs to provide managed and professional services, separation costs for personnel related to the license and sale of ADS, and third-party licenses related to the sale and license of ADS.  The three months ended June 30, 2008 includes one month’s operating activity related to the managed and consulting service delivery personnel of our Inventa subsidiary.  Cost of revenues in fiscal 2007 consisted of third-party licenses and services.

Operating Expenses

Operating expenses by department for the three months ending June 30, 2008 and 2007 were as follows:

	Three Months ended June 30,
	2008			2007
		%	% Change		%

Sales and marketing	$715	18%	-5%	$749	16%
Research and development	1,787	44%	-25%	2,396	50%
General and administrative	1,559	38%	-4%	1,621	34%
Total operating expenses	$4,061	100%	-15%	$4,766	100%

Operating expenses by department for the six months ending June 30, 2008 and 2007 were as follows:

	Six Months ended June 30,
	2008			2007
		%	% Change		%

Sales and marketing	$1,086	13%	-41%	$1,849	22%
Research and development	4,389	54%	3%	4,271	50%
General and administrative	2,661	33%	10%	2,429	28%
Total operating expenses	$8,136	100%	-5%	$8,549	100%

Our primary expenses are salaries, benefits and consulting fees relating to: developing and marketing the ANTs Compatibility Server (“ACS”), marketing and selling managed and professional services and general and administrative expenses.

The number and distribution of full-time employees as of June 30, 2008 and 2007 were as follows:

	June 30,	% of	June 30,	% of
	2008	Total	2007	Total

Cost of Revenues	28	51%	-	-
Sales and marketing	5	9%	5	11%
Research and development	17	31%	33	73%
General and administrative	5	9%	7	16%
Totals	55	100%	45	100%

Full-time employees included in cost of revenues as of June 30, 2008 represent those devoted to service delivery at our Inventa subsidiary.  The increase in total employees reflects the acquisition of Inventa and its 36 employees in May 2008, offset by a reduction of 26 employees, primarily those in sales, research and development related to ADS.

Sales and Marketing

Sales and marketing expense consists primarily of employee salaries, commissions and benefits, stock-based compensation, professional fees, travel and entertainment and corporate overhead allocations.  Sales and marketing expense for the three and six months ended June 30, 2008 and 2007 is presented in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Employee compensation and benefits	268	333	-20%	425	966	-56%
Stock-based compensation	231	27	756%	296	95	212%
Professional fees	90	200	-55%	148	416	-64%
Travel and entertainment	42	63	-33%	78	177	-56%
Corporate allocations from general and
administrative expenses	10	28	-64%	20	109	-82%
Events and promotions and other	74	99	-25%	119	86	38%
Total	$715	$750	-5%	$1,086	$1,849	-41%

Headcount at end of period	5	5	0%	5	5	0%

Total sales and marketing expense decreased by $35 thousand, a 5% decrease, during the three months ended June 30, 2008 as compared to the same period in 2007, due primarily to the following:

•
Employee compensation and benefits decreased by 20% due to reductions in our direct sales team as we implemented our partner strategy relying less on direct sales efforts and due to the transfer of pre-sales technical staff to research and development.

•
Stock-based compensation increased 756% primarily due to the issuance of a fully-vested and expensed stock option grant to our CEO during the second quarter.  Compensation expense related to our CEO is recorded 50% to sales and marketing and 50% to general and administrative.  We do not expect this to be a recurring expense.

•	Professional fees decreased 55% due to our change in go-to-market strategy. By pursuing partner sales, we eliminated end-user marketing and lead-generation programs.
•	Travel and entertainment decreased 33% as we decreased our sales and marketing team by three between June 2007 and May 2008. We added three Inventa employees to sales and marketing in June 2008.
•	Corporate allocations decreased 64% due to lower headcount in sales and marketing and cost savings in employee benefits.
•	Results reflect one month’s expenses related to recently acquired Inventa Technologies, Inc.

Total sales and marketing expense decreased by $763 thousand, a 41% decrease, during the six months ended June 30, 2008 as compared to the same period in 2007, due primarily to the following:

•
Employee compensation and benefits decreased by 56% due to reductions in our direct sales team as we implemented our partner strategy relying less on direct sales efforts and due to the transfer of pre-sales technical staff to research and development.

•
Stock-based compensation increased 212% primarily due the repricing of certain stock options and warrants to the market value of our common stock as of March 26 and March 31, 2008 and the issuance of a fully-vested and expensed stock option grant to our CEO during the second quarter.  Compensation expense related to our CEO is recorded 50% to sales and marketing and 50% to general and administrative.  We do not expect the expenses incurred due to the repricing and the option grant to be recurring.

•	Professional fees decreased 64% due to our change in go-to-market strategy. By pursuing partner sales, we eliminated end-user marketing and lead-generation programs.
•	Travel and entertainment decreased 56% as we decreased our sales and marketing team from June 2007 through May 2008. We added three Inventa employees to sales and marketing in June 2008.
•	Corporate allocations decreased 82% due to lower headcount in sales and marketing and cost savings in employee benefits.
•	Results reflect one month’s expenses related to recently acquired Inventa Technologies, Inc.

Research and Development

Research and development expense consists primarily of employee compensation and benefits, contractor fees, stock-based compensation and equipment and software.  Research and development for the three and six months ended June 30, 2008 and 2007 is presented in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Employee compensation and benefits	$898	$1,568	-43%	$2,080	$2,939	-29%
Contractor fees	463	542	-15%	1,132	814	39%
Stock-based compensation	488	177	176%	1,033	303	241%
Equipment and computer supplies	4	10	-60%	11	17	-35%
Other	(66)	99	-167%	133	198	-33%
Total	$1,787	$2,396	-25%	$4,389	$4,271	3%

Headcount at end of period	17	33	-48%	17	33	-48%

Total research and development expense decreased by $609 thousand during the three months ended June 30, 2008 as compared to the same period in 2007, a 25% decrease, due primarily to the following:

•
Employee compensation and benefits decreased 43% due to decreases in headcount from 33 as of June 30, 2007 to 17 as of June 30, 2008.  The decrease is primarily due to the sale of ADS and separation of the ADS team and is offset by the addition of three staff from Inventa.

•	Contractor fees increased 15% as we increased use of contract research and development services.
•
Stock-based compensation increased primarily due to i) separation expense related to modification of grants to former employees on the ADS team which are not expected to recur, and ii) expense related to stock option grants issued to Inventa staff.

•	Results reflect one month’s expenses related to recently acquired Inventa Technologies, Inc.

Total research and development expense increased by $118 thousand during the six months ended June 30, 2008 as compared to the same period in 2007, a 3% increase, due primarily to the following:

•
Employee compensation and benefits decreased 29% due to decreases in headcount from 33 as of June 30, 2007 to 17 as of June 30, 2008.  The decrease is primarily due to the sale of ADS and separation of the ADS team and is offset by the addition of three staff from Inventa.

•	Contractor fees increased 39% as we increased use of contract research and development services.
•
Stock-based compensation increased primarily due to i) the impact of our repricing of certain stock options and warrants to the market value of our common stock as of March 26, 2008, offset by a reduction in employees and associated vesting expense on their options versus the prior year, ii) separation expense related to modification of grants to former employees on the ADS team, and iii) expense related to stock option grants issued to Inventa staff.  We do not expect the expenses in (i) and (ii) above to be recurring.

•	Results reflect one month’s expenses related to recently acquired Inventa Technologies, Inc.

General and Administrative

General and administrative expense consists primarily of employee salaries and benefits, professional fees (legal, accounting, and investor relations), facilities expenses, and insurance.  General and administrative expense for the three and six months ended June 30, 2008 and 2007 is presented in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Employee compensation and benefits	$249	$932	-73%	$392	$1,248	-69%
Stock-based compensation	517	172	201%	1,056	222	376%
Facilities, director fees, insurance and other	290	315	-8%	564	645	-13%
Professional fees	442	283	56%	592	519	14%
Debt issuance costs	103	109	-6%	212	170	25%
Corporate allocations to Sales and marketing
and Research and development	(114)	(190)	-40%	(227)	(375)	-39%
Other	72	-	N/A	72	-	N/A
Total	$1,559	$1,621	-4%	$2,661	$2,429	10%

Headcount at end of period	5	7	-29%	5	7	-29%

Total general and administrative expense decreased by $62 thousand during the three months ended June 30, 2008 as compared to the same period in 2007, a 4% decrease, due primarily to the following:

•	Employee compensation and benefits expense decreased 73% due primarily to the non-recurring nature of a severance payment to our former chairman during the quarter ended June 30, 2007.
•	Stock-based compensation increased 201% due primarily to the issuance of fully-vested grants to our CEO and our CFO during the quarter; the grants were immediately expensed.
•	Professional fees increased 56% primarily due to increased use of consultants and contract accounting personnel.
•
Allocations of overhead costs decreased 36% versus the prior year.  Allocations are based on headcount in the other departments.  These allocations decreased as the number of personnel in other departments decreased.

•	Our general and administrative costs for the three months ended June 30, 2008 also reflect one month’s expenses related to recently acquired Inventa.

Total general and administrative expense increased by $232 during the six months ended June 30, 2008 as compared to the same period in 2007, a 10% increase, due primarily to the following:

•
Employee compensation and benefits expense decreased 69% due primarily to the non-recurring nature of a severance payment to our former chairman during the quarter ended June 30, 2007.  A reduction in headcount from seven as of June 30, 2007 to five as of June 30, 2008 contributed to the decrease.

•
Stock-based compensation increased 376% due to the impact of the repricing of certain stock options and warrants to the market value of our common stock as of March 26 and March 31, 2008 and the issuance of two stock option grants during the second quarter, one each to our CEO and our CFO.  The grants were fully-vested and immediately expensed.  We do not expect the expenses due to the repricing and the option grants to recur.

•	Professional fees increased 14% primarily due to increased use of consultants and contract personnel.
•
Debt issuance costs relate to the amortization of placement agent fees that we incurred on the issuance of our J Unit convertible promissory notes (the “Notes”) in December 2006 and in the first quarter of 2007.   As noted in Note 13 in the accompanying Interim Statements, in May 2008 substantially all of our convertible promissory notes were modified such that the principal maturity date was extended and the conversion price was decreased.  For those with new conversion prices that were less than the market value of our stock, we immediately expensed the debt issuance costs related to those extinguished notes.  The amortization of debt issuance costs on the remaining notes will continue through the maturity dates of each note.

•
Allocations of overhead costs decreased 37% versus the prior year.  Allocations are based on headcount in the other departments.  These allocations decreased as the number of personnel in other functional departments decreased.

•	Our general and administrative costs for the three months ended June 30, 2008 also reflect one month’s expenses related to recently acquired Inventa.

Other (Expense) Income, Net

The components of other (expense) income, net for the three months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Debt modification costs	(2,238)	-	N/A	(2,238)	-	N/A
Interest expense, convertible notes payable	(954)	(62)	1439%	(1,115)	(104)	972%
Gain on legal settlement and other	-	-	-	-	2	-
Interest income	21	114	-	48	200	-76%
Other (expense) income, net	$(3,171)	$52	-6198%	$(3,305)	$98	-3472%

Other (expense) income, net primarily consists of interest expense related to our convertible notes payable and, to a lesser extent, income earned on our cash and cash equivalents.   Total other (expense) income changed by $3.2 million and $3.4 million during the three and six months ended June 30, 2008 as compared to the same periods in 2007 primarily due to a modification of the terms of substantially all of our outstanding notes and to a lesser extent from the issuance of approximately $5 million in new convertible notes.  Detail regarding the change in other (expense) income follows:

•	Interest expense and loss on debt modification totaled $2.2 million and represents two components:
o
The non-cash cost of modifying $4.2 million of our outstanding convertible notes payable to a conversion price below the then-market price of our common stock; this amount was originally recorded to discount on convertible debt and additional paid-in-capital at an amount equal to the difference between the conversion price and the then-market price of the stock on the date of modification times the number of shares the note was convertible into (the “beneficial conversion feature”).  Each note is immediately convertible into shares of our common stock and accordingly, the portion of the discount relating to the beneficial conversion feature was immediately recorded to interest expense.

o
A non-cash loss representing the difference between the fair value of the modified notes discussed above and the carrying value of the notes at the time of modification totaling $184 thousand and a $36 thousand charge on the related prepaid debt issuance costs.  For further information on the Note modifications, see Note 13 “Debt” in the accompanying Interim Statements.

•
Interest expense on convertible promissory notes payable issued in the acquisition of Inventa resulted in a $750 thousand interest expense charge.  The charge represents the difference between the then-market price on the date of issuance and the price per share at which the notes are convertible into shares of our common stock.

•
Interest expense on convertible notes payable for all periods presented relates to the quarterly payment of 10% of the principal amount of our $6.5 million outstanding J Unit convertible promissory notes and the amortization of discount and accretion of discounts on those notes.  It also includes interest expense related to $3 million in convertible notes issued in the fourth quarter of 2007 and $2 million in convertible promissory notes issued in the second quarter of 2008 as part of the acquisition of Inventa.  Interest expense increased during the three and six months ended June 30, 2008 from the same periods in 2007 due to the additional notes issued.  All of our convertible promissory notes accrue interest at 10% per year, payable each quarter end.

•
Interest income decreased by $94 thousand and $152 thousand in the three and six months ended June 30, 2008 versus the same periods in fiscal 2007 due to lower invested cash balances and lower rates of return.  Interest income is shown net of interest expense incurred on ANTs company credit cards.

Liquidity, Capital Resources and Financial Condition

Cash flows as of and for the six months ended June 31, 2008 and 2007, are as follows:

	Six Months Ended June 30,
	2008	2007
Net cash used in operating activities	$(3,651,036)	$(7,248,345)
Net cash used in investing activities	(3,086,282)	(191,992)
Net cash provided by financing activities	7,275,479	9,960,600
Net increase in cash and cash equivalents	$538,161	$2,520,263

From inception, we have reported negative cash flow from operations.  During periods from fiscal 2000 through fiscal 2004, we focused primarily on research and development of ADS with our first sales occurring in the first quarter of 2005. Total revenues since then and through June 30, 2008 were approximately $6.0 million.  These revenues were less than our need for funds during these years.

Since inception, we have funded operations and investments in operating assets with cash raised through financing activities in the form of private offerings to accredited investors.  The funds raised have been primarily in the form of sales of our common stock and, to a lesser degree, through the issuance of convertible promissory notes.

Details regarding the cash flows by activity follow.

Cash Used in Operating Activities

During the six months ended June 30, 2008, cash used in operating activities totaled $3.7 million, a decrease of $3.6 million compared to the six months ended June 31, 2007.  The following items significantly impacted our cash used in operating activities in the six months ended June 30, 2008 as compared to the same period of 2007:

•
We received approximately $2.6 million in cash from customers during the six months ended June 30, 2008.  Our net loss in the six months ended June 30, 2008 totaled $6.9 million versus $8.4 million in the same period of 2007, a decrease of $1.5 million.  The decrease was primarily due to an increase in gross profit of $4.5 million over the previous year’s results.

•
Our net loss in the second quarter of 2008 included $5.6 million in non-cash charges, which were comprised primarily of $2.4 million in stock-based compensation, $2.2 million in debt modification costs, $750 thousand in interest expense relating to a discount on convertible promissory notes issued in the second quarter of 2008  and $205 thousand in fixed asset depreciation.  Non-cash charges in the six months ended June 30, 2007 were $922 thousand, consisting primarily of stock based compensation of $683 thousand and $216 thousand in depreciation expense.  The $2.4 million in stock-based compensation primarily relates to the impact of our first quarter 2008 repricing of certain option grants and the issuance of two fully-vested option grants to the CFO and CEO. The $1.9 million in debt modification costs relates to the May 2008 debt extensions and conversion price modifications and consists of a $2.0 million interest charge that will not recur.

Cash Used in Investing Activities

During the six months ended June 30, 2008, cash used in investing activities totaled $3.1 million, an increase of $2.9 million versus the same period in 2007, primarily due to our payment of $3.0 million in cash to the sellers of Inventa.

Cash Provided by Financing Activities

During the six months ended June 30, 2008, cash provided by financing activities totaled $7.3 million from:

•     $7.2 million in proceeds, net of commissions, for the sale of 12.7 million shares out common stock at a price of $0.60 per share.
•     $32 thousand received as proceeds from the exercise of stock options.

During the six months ended June 30, 2007, cash provided by financing activities totaled $10.0 million from:

•     $9.9 million in proceeds, net of commissions, for the sale of 220 debt and equity units (“J Units”) at $50 thousand per unit.
•     $61 thousand from the exercise of stock options.

Capital Resources and Going Concern

Our ACS business is at an early stage, sales are unpredictable and revenues could fluctuate substantially.  We have recently acquired Inventa, a company with steady sales that to date has not been profitable.  We continue to record losses, anticipate doing so in the future, and have not yet recognized revenue from the sales of our ACS product.

As of August 1, 2008, we had approximately $3.7 million in cash on hand to fund operations and equipment purchases.  We anticipate this balance will fund operations into the first quarter of 2009 at our expected levels of revenue and expenditures. Our business strategy consists of:

•     Selling our ACS products - We have license and services proposals in review by customers and partners which, if accepted, would be a source of operating capital.
•     Providing managed and professional services – we have signed contracts with predictable revenue to deliver services to a group of customers that have long-term relationships with us.
•     Raising funds - through sales of our common stock and the issuance of convertible notes to accredited investors through private offerings.  As we continue to develop close relationships with large partners, we are also pursuing strategic investments from those partners.

We believe that due to an uncertain investment climate, securing additional investment will be difficult.  Our recently executed $3.5 million ADS technology sale is the largest sale we have made to date and may not recur.  As a result, our uncertainty regarding the ability to raise additional financing or executing additional license and services agreements raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

On April 27, 2005, we entered into a lease with Bayside Plaza, a partnership, for approximately 15,000 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the “Premises”). The Premises are used for the purposes of general office use and for software development. The lease has an initial term of three years and is subject to our right to extend the term of the lease for a total of six additional years.  In July 2007 we extended this lease for the period May 1, 2008 through April 30, 2009 at the rate of $34,200 per month.  Through April 30, 2008 we recognized rent expense for this lease in accordance with Financial Technical Bulletin 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases.”  The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement were recognized on a straight-line basis over the lease term; rent expense for the periods May 1, 2008 through April 30, 2009 are recorded at the payment amount.

On May 30, 2008, we acquired Inventa.  As part of the acquisition ANTs assumed the Inventa operating lease of a general commercial facility in Mt. Laurel, New Jersey at the monthly rent of $7,604.  The lease expires March 15, 2015.

Under our leases we are obligated to restore facilities to their former condition; these requirements consist of normal maintenance which is considered to be immaterial.  Effective June 1, 2008, we agreed to sub-lease a portion of our Burlingame facility to a customer on a month-to-month lease through April, 2009 for $13,000 for rent and utilities, payable each month in advance.  Rental expense is shown net of sub-lease income.   Total rental expense for the three and six months ended June 30, 2008 was $78,443 and $128,443 respectively, and $50,004 and $110,008 for the three and six months ended June 30, 2007, respectively.

The table below presents our total long-term contractual obligations as of June 30, 2008, for both on and off-balance sheet categories.

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Convertible notes	$11,503,226	$250,000	$11,253,226	$-	$-
Operating lease obligations	1,514,004	433,248	360,252	360,252	360,252
Total contractual obligations	$13,017,230	$683,248	$11,613,478	$360,252	$360,252

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

There have been no significant changes in our critical accounting estimates during the three months ended June 30, 2008 as compared to the critical estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is invoiced and received in United States dollars.  We currently have no customers outside the U.S. and therefore have no exposure to foreign currency exchange risk.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about July 10, 2008 Sybase, Inc. filed a complaint against us and other defendants, claiming breach of contract and related claims arising from a license agreement between us and Sybase.   Sybase alleges that we breached the license agreement by disclosing two items related to the license agreement in a shareholder update, and by allegedly allowing a third party to make offers of employment to former ANTs’ employees who joined Sybase as part of the license agreement.  The lawsuit, filed in Alameda County Superior Court seeks damages in excess of $25,000 and injunctive relief.  We are evaluating the claims, both legally and factually, but based on the information available to us to date, we believe that we have meritorious defenses, and that Sybase has suffered little in the way of damages, and we intend to vigorously defend ourselves.

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

We are at an early stage of development with our database migration technology and related products and our revenue will depend upon market acceptance and utilization of our products and services. Customers may be reluctant to purchase a product from us because it is new and they may be concerned about our financial viability or our ability to provide a full range of support. Given these risks, customers may only be willing to purchase our products through partners who are not faced with similar challenges. We may have difficulty finding partners to resell our product. Also, due to economic conditions, including a possible recession, some potential customers may have tightened budgets for evaluating new products and technologies and the evaluation cycles may be much longer than in the past. There can be no assurance that our product and technology development or support efforts will result in new products and services, or that they will be successfully introduced.

If we deliver products with defects, our credibility will be harmed and the sales and market acceptance of our products will decrease.

Our products and services are complex and have at times contained errors, defects and bugs.  If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products would be harmed.  Further, if our products contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems.  We may agree to indemnify our customers in some circumstances against liability arising from defects in our products. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We carry product and information liability and errors and omissions insurance, but in the event that we are required to defend more than a few such actions, or in the event that we are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

A failure to obtain financing could prevent us from executing our business plan or operate as a going concern.

We anticipate that current cash resources will be sufficient for us to execute our business plan into the first fiscal quarter of 2009.  If further financing is not obtained and we are unprofitable by then, we will not be able to continue to operate as a going concern.  We believe that securing additional sources of financing to enable us to continue as a going concern will be difficult and there is no assurance of our ability to secure such financing.  A failure to obtain additional financing could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of our products and services.  If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors.  If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

Our sales and revenues could fluctuate substantially.

The revenue generated during the quarter ended June 30, 2008 far exceeded the revenue we have generated since inception. Given the early stage of our business, we may experience periods during which revenue fluctuates substantially and this variability in revenue could continue well into the future. There can be no assurance that our revenues will grow predictably or evenly.

We have depended on a limited number of customers for a significant portion of our revenue.

For the six months ended June 30, 2008 we recognized approximately $5.4 million in revenues.  Of those revenues approximately 92% was derived from three customers and we anticipate that our reliance on a small number of customers will continue. A decrease in revenue from any of our largest customers for any reason, including a decrease in pricing or activity, or a decision to either utilize another vendor or to no longer use some or all of the products and services we provide, could have a material adverse affect on our revenue.

We may experience difficulty integrating the Inventa business into ANTs

On May 30, 2008 we closed the acquisition of Inventa Technologies, Inc.  The process of integrating Inventa may create unforeseen operating difficulties and expenditures and is itself risky.  The areas where we may face difficulty, among many others, include:

•	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration;
•
declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, future prospects, or the direction of the business;

•
the need to integrate Inventa’s accounting, management, information, human resource and other administrative systems to permit effective management and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a public company;
•	the need to transition operations, users, and customers onto our existing platforms; and
•	liability for activities of Inventa before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Moreover, we may not realize the anticipated benefits of this acquisition, or may not realize them in the time frame expected.  This acquisition may result in a need to issue additional equity securities, spend our cash, or incur debt, liabilities, amortization expenses related to intangible assets or write-offs of goodwill, any of which could reduce our potential for profitability and harm our business.

Our ANTs Compatibility Server products are marketed in a highly competitive market dominated by large companies.

We operate in a highly competitive industry.  Although we believe that our database migration technology is unique and, if adopted, will confer benefits to customers, we face very large competitors in similar lines of business with greater resources that may adopt various strategies to block or slow our market penetration, thereby straining our more limited resources.  We are aware of efforts by a large database company to introduce doubt about our financial stability as we market our product.  Large database companies may also seek to hinder our operations through attempts to recruit key staff with exceptionally attractive terms of employment, including signing bonuses, or by offer of highly competitive terms to potential or newly acquired customers. While database vendors do not offer a directly competitive product, we fully expect database vendors to offer incentives for customers to keep applications deployed on their database products.

Our database migration technology and ACS products are at an early stage and our business model is still developing.

We began developing ACS in 2007 and have just begun marketing the product and its underlying technology. We anticipate that we will sell ACS directly and/or through partners, or develop related technologies on behalf of third parties, although we have not yet executed such agreements with any partner. Consequently, we have only preliminary estimates as to the possible revenues and expenses associated with sales, support, development costs and delivery of ACS and related technology. Our business model for ACS-related revenue and expenses is evolving as market opportunities present themselves. It is possible that we will not generate enough revenue to offset expenses and that our database migration technology sales and ACS sales and/or licensing will not be profitable.

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

We believe that the market for our products will be characterized by increasing technical sophistication.  We also believe that our eventual success will depend on our ability to continue to provide increased and specialized technical expertise.  There is no assurance that we will not fall technologically behind competitors with greater resources.  Although we believe that we enjoy a lead in our product development and face no direct competition, we will likely need significant additional revenues or capital in order to maintain that lead over competitors with more resources.

We rely upon partner referrals for a portion of our professional services revenue.

Approximately 30% of our Professional Services revenue for the month of June 2008 was generated by referrals from partners. Our ability to generate consistent revenues may depend on our continued positive relationships with these partners, and on developing new partners.  The use of partners involves certain risks, including risks that they will refer customers to others, that they will terminate partner programs or that they will offer competitive services themselves.  Any reduction, delay or loss of referrals or orders from partners may harm our results.

If we are unable to protect our intellectual property, our competitive position would be adversely affected.

We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property.  We have not yet filed any patent applications on any technology or inventions included or incorporated in the ACS products or software we use to monitor application and database performance.  Despite our precautions, unauthorized third parties may copy our products and services or reverse engineer or obtain and use information that we regard as proprietary. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.  We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us.  It is possible, however, that such a claim might be asserted successfully against us in the future.  We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

A significant portion of our expenses represent research and development costs incurred to develop our proprietary technologies.

We believe that the first version of our ACS product and subsequent products related to database migration are the basis for marketable commercial products.  However, there can be no assurance of this, and it is possible that our proprietary technologies and products will have little commercial benefit or potential.

We depend on our key personnel and may have difficulty attracting and retaining the skilled staff we need to execute our growth plans.

Our success will be dependent largely upon the efforts of our Chief Executive Officer, Joseph Kozak, Chief Executive Officer of Inventa Technologies, Inc., Richard Cerwonka, key technologists and other senior managers.  The loss of key staff could have a material adverse effect on our business and prospects.  To execute our plans, we will have to retain current employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense.  We may not be successful in retaining qualified personnel. Specifically, we may experience increased costs in order to retain skilled employees. If we are unable to retain experienced employees as needed, we would be unable to execute our business plan.

We face rapid technological change.

The market for our products and services is characterized by rapidly changing technologies, extensive research and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to develop and enhance ACS and to develop and market new products and services. As a result, we expect to continue to make a significant investment in engineering, research and development.  There can be no assurance that we will be able to develop and introduce new products and services or enhance our initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition and results of operations.

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

Our products may be used to manage application code from critical business applications. We may become the subject of litigation alleging that our products were ineffective or disruptive in our treatment of data, or in the compilation, processing or manipulation of critical business information.  Thus, we may become the target of lawsuits from injured or disgruntled businesses or other users. We carry product and information liability and errors and omissions insurance, but in the event that we are required to defend more than a few such actions, or in the event our products are found liable in connection with such an action, our business and operations may be severely and materially adversely affected.

Future profitability is not guaranteed.

We have incurred significant operating losses to date.  Assuming we continue as a going concern, there is no assurance that we will achieve break-even status or profitability in the future.

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

Our common stock is not listed on any exchange and trades in the over-the-counter (the “OTC”) market.  As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange. Further, the price of our common stock and its volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly.  If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock.  Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them.  The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

•	sales, sales cycle and market acceptance or rejection of our products;
•	our ability to execute agreements with partners that are successful in selling our products;
•	economic conditions within the database industry;
•	our failure to develop and commercialize the ACS;
•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof;
•	the exercise and sale of stock options by current and former employees; and
•	domestic and international economic, business and political conditions.

We have a long corporate existence and were inactive during much of our corporate history.

We were formed as the Sullivan Computer Corporation, incorporated in Delaware in January 1979.  We were privately owned until late 1986, at which time our common stock began trading on the over-the-counter market.  This was a result of the registration of our common stock pursuant to a merger with CHoPP Computer Corporation, a British Columbia corporation.  During the period from mid-1987 through late 1999, we had few or no employees. Our operating activities were limited and were largely administered personally by our former Chairman. Due to the passage of time and the poor condition of financial and other records, there can be no assurance that all matters relating to our former corporate existence have been addressed at this date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

In the six months ended June 30, 2008, we received $7,615,000 from accredited investors for the sale of 12,691,667 shares of the Company’s common stock at a price of $0.60 per share. We paid $367,200 issued 510,757 shares of our common stock and issued one warrant to purchase up to 50,166 shares to placement agents.  Shares issued to the placement agent are contractually valued at $0.66 per share or $337,100.  The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.  These securities (and the securities issued in the other private placements discussed herein) have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The proceeds from these sales of unregistered securities were used for our acquisition of Inventa, product development and general working capital purposes.  This quarterly report is neither an offer to sell, nor a solicitation of offers to purchase, securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting on May 15, 2008, shareholders:

●
Re-elected three Class 2 directors, Robert Kite, Ari Kaplan, and Craig Campbell, to serve for three years and until their successors are duly elected and qualified.  Directors Joseph Kozak, John Gaulding, Thomas Holt, Francis Ruotolo, and Robert Jett continue in their term of office after our annual meeting.  37,086,347 shares voted for the reelection of Robert Kite, 4,989,104 voted against, and 177,494 abstained.  39,978,939 of shares voted for the reelection of Ari Kaplan, 571,019 voted against, and 1,702,987 abstained.   41,161,571 of shares voted for the reelection of Craig Campbell, 905,405 voted against, and 185,968 abstained.

●
Ratified the appointment of Burr, Pilger & Mayer, LLP, as our independent registered accounting firm for the calendar year ending December 31, 2008.  40,541,633 of shares voted for this matter, 109,293 voted against, and 1,602,019 abstained.

●
Approved the ANTs software, inc. 2008 Stock Plan and the reservation of 5,000,000 shares of our Common Stock for issuance thereunder.  24,491,411 of shares voted for this matter, 1,722,751 voted against, 855,042 abstained, and 15,183,741 broker non-votes were cast.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company’s 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of the Company, as listed in Exhibit 3.2 to our 10-K filed on March 17, 2008, is hereby incorporated by reference.
10.1	License Agreement between ANTs software inc. and Sybase Corporation, dated April 30, 2008 (redacted)
10.2	Asset Purchase Agreement between ANTs software inc. and Four J’s Development Tools, Inc., dated May 21, 2008 (redacted)
10.3	Secured Promissory Note, dated May 21, 2008
10.4	Merger Agreement between ANTs software inc. and Inventa Technologies Ltd., dated May 15, 2008
10.5	Convertible Promissory Note 1, dated May 30, 2008 (redacted)
10.6	Convertible Promissory Note 2, dated May 30, 2008 (redacted)
10.7	ANTs software inc. 2008 Stock Plan
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

During the fiscal quarter covered by this report, we filed the following reports on Form 8-K:

1)	On June 26, 2008, we announced we had released a letter to our shareholders
2)
On June 3, 2008, we announced that on May 30, 2008, we closed the agreement and plan of Merger by and among ANTs software, inc., ANTs Holdings, Inc, Inventa Technologies, Inc., and Robert T. Healey, solely in his capacity as Stockholders’ Representative.

3)
On May 27, 2008, we announced that on May 21, 2008, the company entered into an Asset Purchase Agreement with Four J’s Development Tools, Inc, for the sale of intellectual property and certain tangible assets related to the ADS product.  As part of this transaction, effective May 22, 2008, Clifford Hersh and Jeffrey R. Spirn, each an officer of ANTs, joined Four J’s and are no longer associated with ANTs.

4)
On May 21, 2008, we announced that we had entered into agreements with accredited investors during the period March 4, 2008 through May 19, 2008 in connection with the purchase of 12,491,667 shares of our common stock.  We also announced that we had amended certain terms of convertible promissory notes.   These amendments decreased the conversion price to $.80 and extended the expiration date to January 31, 2011 on notes totaling $4,3 million and  decreased the conversion price to $1.20 and extended the expiration date to January 31, 2011 on notes totaling $3.5 million.

5)
On May 16, 2008 we announced that we had entered into an Agreement and Plan of Merger by and among ANTs software, inc. ANTs Holding, Inc., Inventa Technologies, Inc. and Robert T. Healey, solely in his capacity as Stockholders' Representative. Also, on May 16, 2008, we summarized the disclosures made at our annual general stockholders meeting held on May 15, 2008.

6)	On May 5, 2008, we announced that we entered into a license agreement with Sybase, Inc.
7)	On April 2, 2008, we announced that we entered into agreements with accredited investors in connection with the purchase of 1,735,000 shares of our common stock.
8)	On April 1, 2008, we announced that our Board of Directors approved repricing of certain stock options for employees, directors and consultants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTs software inc.

Date: August 18, 2008	By:	/s/ Joe Kozak
Joe Kozak, Chairman and Chief Executive Officer

Date: August 18, 2008	By:	/s/ Kenneth Ruotolo
Kenneth Ruotolo, Secretary and Chief Financial Officer