Form 10-Q
period 2008-09-30
ANTS SOFTWARE INC
filed 2008-11-10
CIK 796655

================================================================================
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2008

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            90,648,369 shares of common stock as of October 31, 2008

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------



                          PART I. Financial Information

Item 1.   Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007.......3
            Condensed Consolidated Statements of Operations for the Three and Nine Months
               ended September 30, 2008 and 2007.......................................................4
            Condensed Consolidated Statements of Cash Flows for the Nine Months ended
               September 30, 2008 and 2007.............................................................5
            Notes to Condensed Consolidated Financial Statements....................................6-26
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations .................................................................27-40
Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................41
Item 4.   Controls and Procedures.....................................................................41


                           PART II. Other Information

Item 1.   Legal Proceedings  .........................................................................41
Item 1A.  Risk Factors.............................................................................42-45
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.................................47
Item 3.   Defaults Upon Senior Securities.............................................................47
Item 4.   Submission of Matters to a Vote of Security Holders.........................................47
Item 5.   Other Information...........................................................................48
Item 6.   Exhibits....................................................................................48
          Signatures..................................................................................49

                          PART I. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               ANTS SOFTWARE INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,       December 31,
                                     ASSETS                                            2008               2007
                                                                                 -----------------  -----------------
                                                                                     Unaudited           Audited
                                                                                 -----------------  -----------------
Current assets:
  Cash and cash equivalents                                                           $ 2,329,453        $ 4,480,694
  Accounts receivable                                                                     606,988              8,204
  Notes receivable from customer                                                        2,500,000                  -
  Current portion of prepaid debt issuance cost                                            93,672            434,630
  Restricted cash                                                                         125,000            192,574
  Prepaid expenses and other current assets                                               218,528            173,331
  Prepaid expense from warrant issued to customer, net                                          -             57,674
                                                                                 -----------------  -----------------
     Total current assets                                                               5,873,641          5,347,107
Long-term portion of prepaid debt issuance cost                                           115,295             47,786
Property and equipment, net                                                               463,301            510,490
Goodwill                                                                               23,354,931                  -
Intangible assets, net                                                                  3,450,535                  -
Security deposits                                                                          67,018             34,420
                                                                                 -----------------  -----------------
     Total assets                                                                    $ 33,324,721        $ 5,939,803
                                                                                 =================  =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and other accrued expenses                                           $ 735,833          $ 788,460
  Accrued bonuses and commissions payable                                                  47,774            143,750
  Accrued vacation payable                                                                201,260             89,316
  Line of credit                                                                          100,000                  -
  Current portion of convertible promissory notes, includes
         premium of $9,503 and $60,440, respectively                                      259,503          1,060,440
  Accrued interest on convertible promissory notes                                        287,581            208,780
  Deferred revenues                                                                       366,162             48,818
                                                                                 -----------------  -----------------
     Total current liabilities                                                          1,998,113          2,339,564

Commitments and contingencies (Note 14)

Long-term liabilities:
  Convertible promissory notes, includes debt premium of $212,272 and $380,311, respectively and discount of $0 and $238,418,
         respectively                                                                   9,468,497          8,645,119
  Convertible promissory notes                                                          2,000,000                  -
                                                                                 -----------------  -----------------
     Total liabilities                                                                 13,466,610         10,984,683
                                                                                 -----------------  -----------------

  Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
         no shares issued and outstanding                                                       -                  -
  Common stock, $0.0001 par value; 200,000,000 shares authorized;
    90,648,369 and 57,398,445 shares issued and outstanding, respectively                   9,065              5,740
  Additional paid-in capital                                                          104,766,989         69,914,339
  Accumulated deficit                                                                 (84,917,943)       (74,964,959)
                                                                                 -----------------  -----------------
Stockholders' equity (deficit)                                                         19,858,111         (5,044,880)
                                                                                 -----------------  -----------------
     Total liabilities and stockholders' equity                                      $ 33,324,721        $ 5,939,803
                                                                                 =================  =================

                            See accompanying notes.


                                                      ANTS SOFTWARE INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)


                                                For the Three Months Ended          For the Nine Months Ended
                                                        September 30,                     September 30,
                                             --------------------------------    --------------------------------
                                                  2008              2007              2008              2007
                                             --------------    --------------    --------------    --------------
Revenues:
  Products                                   $           --    $      200,000    $    4,904,165    $      200,000
  Services                                        1,441,422            26,964         1,992,180           117,558
                                             --------------    --------------    --------------    --------------
      Total revenues                              1,441,422           226,964         6,896,345           317,558

Cost of Revenues:
  Products                                               --                --           511,993             9,476
  Services                                        1,163,692             2,401         1,523,424             2,401
                                             --------------    --------------    --------------    --------------
        Gross profit                                277,730           224,563         4,860,927           305,681

Operating  Expenses:
  Sales and marketing                               754,296           547,455         1,840,164         2,396,756
  Research and development                        1,386,250         2,637,841         5,774,756         6,908,858
  General and administrative                        988,324           935,618         3,648,837         3,364,623
                                             --------------    --------------    --------------    --------------
      Total operating expenses                    3,128,870         4,120,914        11,263,756        12,670,237
                                             --------------    --------------    --------------    --------------
        Loss from operations                     (2,851,140)       (3,896,351)       (6,402,829)      (12,364,556)
                                             --------------    --------------    --------------    --------------

Other (expense) income:
  Interest income                                    18,527            70,803            66,163           270,864
  Debt modification costs                                --                --        (2,238,206)               --
  Gain on legal settlement and other                     --             1,599                --             3,599
  Interest expense                                 (262,810)          (64,090)       (1,378,112)         (167,704)
                                             --------------------------------------------------------------------
        Total (expense) income                     (244,283)            8,312        (3,550,155)          106,759

        Net loss                             $   (3,095,422)   $   (3,888,039)   $   (9,952,984)   $  (12,257,797)
                                             ==============    ==============    ==============    ==============
Basic and diluted net loss
   per common share                          $        (0.03)   $        (0.07)   $        (0.14)   $        (0.22)
                                             ==============    ==============    ==============    ==============
Shares used in computing basic and diluted
   net loss per share                            90,648,369        56,622,605        73,549,703        56,361,987
                                             ==============    ==============    ==============    ==============


                                                   See accompanying notes.

*T
                                            ANTS SOFTWARE INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                  For the Nine Months Ended September 30,
                                                                 -----------------------------------------
                                                                        2008                  2007
                                                                 ------------------   --------------------
Cash flows from operating activities:
 Net loss                                                         $     (9,952,984)    $      (12,257,797)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                           539,034                322,562
   Debt modification costs                                               2,238,206                      -
   Interest expense related to convertible promissory note
    issuance                                                               750,000                      -
   Amortization of accrued rent, net of cash payments                        3,772                (22,265)
   Amortization of warrant issued to customer                               57,674                 43,255
   Amortization of debt premium and discount, net                         (161,603)              (265,041)
   Amortization of debt issuance costs                                     237,194                278,186
   Stock-based compensation                                              2,807,589              1,097,066

 Changes in operating assets and liabilities:
   Accounts receivable                                                     136,102                (10,184)
   Restricted cash                                                          67,574                 (1,616)
   Prepaid expenses and other assets                                         1,787                (97,597)
   Notes receivable from customer                                       (2,500,000)                     -
   Accounts payable and other accrued expenses                            (324,444)               110,758
   Accrued bonuses and commissions payable                                 (95,976)              (152,877)
   Accrued vacation payable                                                111,942                 48,806
   Accrued interest on convertible promissory notes                         78,801                      -
   Deferred revenue                                                       (211,843)                25,943
                                                                 ------------------   --------------------
     Net cash used in operating activities                              (6,217,175)           (10,880,801)
                                                                 ------------------   --------------------

Cash flows used in investing activities:
   Purchases of office furniture, fixtures and equipment, net              (92,101)              (196,053)
   Acquisition of Inventa, net of cash acquired                         (3,047,444)                     -
                                                                 ------------------   --------------------

     Net cash used in investing activities                              (3,139,545)              (196,053)
                                                                 ------------------   --------------------

Cash flows from financing activities:
   Proceeds from private placements - equity, net of cash
    commissions                                                          7,247,800              5,018,574
   Proceeds from private placements - convertible promissory
     notes, net of commission                                                    -              4,881,426
   Proceeds from exercise of options and warrants, net of
    commissions                                                             32,679                716,850
   Principal payments on line of credit                                    (75,000)                     -
                                                                 ------------------   --------------------
     Net cash provided by financing activities                           7,205,479             10,616,850
                                                                 ------------------   --------------------

Net decrease in cash and cash equivalents                               (2,151,241)              (460,004)
                                                                 ------------------   --------------------
Cash and cash equivalents at beginning of period                         4,480,694              4,698,949
                                                                 ------------------   --------------------
Cash and cash equivalents at end of period                        $      2,329,453     $        4,238,945
                                                                 ==================   ====================


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                                   $        787,910     $          432,746

                                         See accompanying notes.

                               ANTS SOFTWARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements (Interim Financial Statements) include the accounts of ANTs software, inc. and its wholly-owned subsidiary Inventa Technologies, Inc. (Inventa). The results of Inventa's operations are included in the interim financial statements from May 30, 2008, the date of acquisition. Intercompany accounts and transactions have been eliminated in consolidation.

         These Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and contemplate continuation of ANTs software inc. (the "Company") as a going concern. However, we have suffered recurring losses from operations that raises substantial doubt about our ability to continue as a going concern. In May 2008, we acquired Inventa, a Delaware company, which had not shown consistent profitability prior to its purchase. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations as a consolidated entity in the future through the operations of either ANTs or our subsidiary and/or our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We have plans to seek additional capital through private placements of equity or debt as necessary. Our plans, if successful, will mitigate the factors that raise substantial doubt about our ability to continue as a going concern.

         The December 31, 2007 Condensed Consolidated Balance Sheet included herein was derived from audited financial statements filed with our Form 10-K as of December 31, 2007 and therefore may not include all disclosures required by accounting principles generally accepted in the United States of America (U.S.). Reference should be made to our Form 10-K for the fiscal year ended December 31, 2007 for additional disclosures. The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. The results for the interim periods are not necessarily indicative of the results for the entire year.

         There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

         Management has evaluated our current financial position and anticipates that cash on hand together with expected receivables will be sufficient to fund operations and investments in capital equipment into the third fiscal quarter of 2009 at expected levels of revenue and expenditures.

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

The following table summarizes a preliminary estimate of the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Purchase price:
Cash paid to seller                                                                      $  3,000,000
Fair value of common stock issued to seller                                                22,000,000
Convertible notes payable issued to seller                                                  2,000,000
Acquisition costs, comprised of legal and accounting fees                                      57,357
                                                                                        --------------
     Total purchase price                                                                $ 27,057,357
                                                                                        ==============

Net assets acquired:
Assets acquired:
----------------
Cash                                                              9,913
Accounts receivable                                             734,886
Prepaids and other current assets                                59,567
Property and equipment                                          153,277
Security deposit                                                 20,015
                                                          -------------
     Total                                                                                    977,658

Less liabilities assumed:
------------------------
Line of credit                                                  175,000
Trade payables and other accrued expenses                       268,045
Deferred revenues                                               529,187
                                                          -------------
     Total                                                                                   (972,232)
                                                                                        --------------
Tangible assets in excess of liabilities assumed                                                5,426

Intangible assets:
------------------
Developed software                                            2,085,000 (5 year life)
Customer relationships                                        1,612,000 (5 year life)
                                                          -------------
Identified intangibles                                                                      3,697,000
Goodwill                                                                                   23,354,931
                                                                                        --------------
     Total purchase price                                                                $ 27,057,357
                                                                                        ==============

         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Inventa had occurred at January 1, 2007:

                                           Three months ended September 30,        Nine months ended September 30,
                                         ------------------------------------   --------------------------------------
                                                 2008              2007                 2008                2007
                                         ------------------------------------   --------------------------------------
Revenues                                   $     1,441,422    $    1,575,014      $      9,139,695    $     4,361,709
Net loss                                         3,095,422        (4,001,650)          (10,272,214)       (12,598,629)
                                         ------------------------------------   --------------------------------------
Net loss per share - basic and diluted     $         (0.03)   $        (0.07)     $          (0.14)   $         (0.22)
                                         ====================================   ======================================

         The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.    Summary of Significant Accounting Policies

Revenue Recognition

         Total revenues consist of (i) product sales, which consist of sales of intellectual property, licenses, and royalties, and (ii) services, which include maintenance and professional services, and with the acquisition of our wholly-owned subsidiary, Inventa, managed services. Revenue from software license arrangements, which are comprised of prepaid license and maintenance and support fees, is recognized when all of the following criteria are met:

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

         We recognize revenue on intellectual property, licenses and royalties in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence, or VSOE, of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements.

         Services revenue relating to maintenance and support is deferred and recognized over the related contract period, generally twelve months, beginning with customer acceptance of the product. Managed services revenue is recognized ratably over the service period of our contracts. We recognize consulting revenues (under pre-sales project contracts) whereby we contract with customers to provide recommendations on performance and capacity; under these contracts we recognize revenue as the services are rendered or upon completion of the services contract. If we can reliably evaluate progress to completion (based on total projected hours to be incurred as compared with hours already incurred), we recognize the revenue as the services are rendered and recognize the related costs as they are incurred. In instances where we cannot reliably estimate the total projected hours, we recognize revenue and the associated costs upon completion of the services contract. For fixed price professional services contracts when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident.

         Revenue from professional fees, consisting primarily of consulting services, is recognized as services are provided.

Research and Development Expenditures

         We account for research and development ("R&D") costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Costs related to the research, design, and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Generally, our products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.

Stock-Based Compensation Expense

         We have two stock-based employee and director compensation plans (the ANTs software inc. 2000 Stock Option Plan and the ANTs software inc. 2008 Stock
Plan). Since January 1, 2006, we have been using the provisions of SFAS 123(R), "Share-Based Payment" to account for stock-based award compensation expense. Our stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007, respectively includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock Compensation". Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years.

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

         Our judgment, assumptions and estimates used for the current tax provision take into account the potential impact of the interpretation of FIN No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109," issued by the Financial Accounting Standards Board, and its interpretation of current tax laws and possible future audits conducted by the U.S. tax authorities. FIN 48 required that we examine the effects of our tax position, based on the use of our judgments, assumptions, and estimates when it is more likely than not, based on technical merits, that our tax position will be sustained if an examination is performed. We adopted the provisions of FIN 48 on January 1, 2007.

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

         Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired company. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows; acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired company's brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company's product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or other actual results.

         Our financial projections may ultimately prove to be inaccurate and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as projected. We allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development where appropriate, based on their estimated fair values. We engage independent third-party appraisal firms to assist in determining the fair values of intangible assets acquired in all material acquisitions.

Valuation analysis of intangible assets and goodwill

         With our acquisition of Inventa in May 2008, we have recorded goodwill and other intangible assets as a result of the allocation of the purchase price to tangible and intangible assets. Under SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142), we are required to perform an impairment review of goodwill. We will assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the life of the asset may need to be revised in accordance with SFAS 144, "Accounting for Long-Lived Assets." Factors we consider important which could trigger an impairment review include the following:


     o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     o    significant negative industry or economic trends;

     o    significant decline in our stock price for a sustained period; and

     o    our market capitalization relative to net book value.

         When we determine that the carrying value of goodwill, intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets and goodwill totaled $26.8 million as of September 30, 2008. Our intangible assets are amortized over an estimated 5 year useful life.


Recent Accounting Pronouncements

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1). FSP 157-1 excludes from the scope of SFAS 157 accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value, regardless of whether those assets and liabilities are related to leases. FSP 157-1 was effective upon the initial adoption of SFAS 157. . In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) that, as of February 12, 2008, indefinitely delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. On October 10, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of SFAS 157, SFAS 157-1, SFAS 157-2 and 157-3 did not have a material impact on our financial position, results of operations, or cash flows.

         In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective beginning in the first quarter of 2008. We have determined that the adoption of this Standard did not have a material impact on the Company's financial condition, results of operations, or cash flows.

         In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 provides that a realized income tax benefit from dividends that is charged to retained earnings and is paid to employees for equity-classified unvested equity shares and units should be recognized as an increase to additional paid-in capital. The provisions of this EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. We do not currently pay dividends on shares of unvested restricted common stock and therefore the provisions of EITF Issue No. 06-11 do not impact our financial condition, results of operations, or cash flows.

         In December 2007, the FASB issued SFAS No. 141R, "Business Combinations", which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

         In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133". SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on our financial condition, results of operations, or cash flows.

         In April 2008, the FASB issued FASB Staff Position No. FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the list of factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, both those acquired individually or as part of a group of other assets, and those acquired in business combinations or asset acquisitions. The FSP also expands the disclosure requirements of SFAS No. 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Although the guidance regarding an intangible asset's useful life is to be applied prospectively only to intangible assets acquired after FSP FAS 142-3's effective date, the disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The Company is currently evaluating the impact that FSP FAS 142-3 will have on its financial statements when adopted.

         In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by providing a consistent framework for determining the accounting principles to be used in the preparation of financial statements in conformity with GAAP. Currently, GAAP hierarchy is outlined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles", which is directed to auditors rather than to the entities responsible for the preparation of financial statements. SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The FASB does not believe that SFAS No. 162 will result in a change to current practice, but has provided transition provisions. The Company does not believe that the adoption of SFAS No. 162 will have any effect on its financial statements.

         In May 2008, the FASB issued FASB Staff Position No. FSP 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. It does not change the accounting for traditional types of convertible debt securities that do not have a cash settlement feature, and does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008. It should be applied retrospectively to all past periods presented, even if the convertible debt security has matured, been converted or otherwise extinguished as of the FSP's effective date. The Company is currently evaluating the impact that FSP APB 14-1 will have on its financial statements when adopted.

         On June 25, 2008, the FASB ratified Emerging Issues Task Force Issue 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"). The Task Force reached a consensus on how an entity should evaluate whether an instrument (or an embedded feature) is indexed to its own stock, how the currency in which the instrument is denominated affects the determination of whether the instrument is indexed to a company's own stock, and how an issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for fiscal years and interim periods beginning after December 31, 2008, and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption, with a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact that EITF 07-5 will have on its financial statements when adopted.

Reclassifications

         Certain reclassifications have been made to conform the prior year financial statements to be consistent with the current period's presentation.


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

         The following table presents basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007.

                                             Three months ended September 30,    Nine months ended September 30,
                                             --------------------------------------------------------------------
                                                    2008            2007               2008            2007
                                             --------------------------------   ---------------------------------
Net loss available to common shareholders      $  (3,095,422)  $  (3,888,039)     $  (9,952,984)  $  (12,257,797)
                                             ================================   =================================
Weighted average common shares outstanding        90,648,369      56,622,605         73,549,703       56,361,987
                                             --------------------------------   ---------------------------------
Basic and diluted net loss per common share    $       (0.03)  $       (0.07)     $       (0.14)  $        (0.22)
                                             ================================   =================================

         Stock options, warrants and potential shares outstanding upon note holders' conversion of our convertible promissory notes are not included in the computation of diluted earnings per share because to do so would decrease the reported loss per common share and are considered antidilutive.

         Total potential shares outstanding resulting from the exercise of stock options and warrants and assuming full conversion of all our outstanding convertible notes payable totals 27,782,686 and 19,556,760 shares at September 30, 2008 and 2007, respectively, which consists of:

     o Stock options and warrants for the purchase of 15,676,571 and 16,306,760 shares of our common stock at prices ranging from $0.52 to $3.20 per share and $0.52 to $6.38 per share, as of September 30, 2008 and 2007, respectively, and

     o The conversion of all convertible promissory notes outstanding at prices in effect as of September 30, 2008 and 2007 would have resulted in an additional 12,106,115 and 3,250,000 common shares outstanding at September 30, 2008 and 2007, respectively.


5. Note Receivable from Customer

         In May 2008, we sold the ANTs Data Server ("ADS"), its intellectual property rights and patents, and certain computer equipment to a customer. The total sales price was $3.5 million, consisting of $1 million in cash and a secured promissory note due the earlier of a) the customer's sale of securities aggregating $5 million in proceeds or b) $500 thousand on November 21, 2008 and $2 million on May 21, 2009. The promissory note is collateralized by all assets sold under the agreement, is non-interest bearing and in the opinion of management stated at its current fair value.

6.  Prepaid Debt Issuance Cost

         As more fully discussed in Note 13, we incurred $869,260 in placement agent fees, paid in cash and equity, related to convertible promissory notes (the "Notes") issued from December 2006 through March 2007. These fees are being amortized into general and administrative expense using the straight-line method, which is not materially different from the effective interest method, over the life of the Notes.

         During May 2008 we restructured substantially all of our outstanding convertible notes payable to extend the maturity date and modify the conversion price. As a result of the restructuring, during the quarter ended June 30, 2008 we expensed $36,255 in related prepaid debt issuance costs, which is included in debt modification costs. Unamortized debt issuance costs totaled $208,967 and $482,416 as of September 30, 2008 and December 31, 2007, respectively. Amortization of these costs commenced on January 1, 2007 and totaled $25,218 and $237,194 for the three and nine months ended September 30, 2008, respectively.

7.  Restricted Cash

         Restricted cash represents a certificate of deposit ("CD") maintained at a financial institution. The CD secures the outstanding balance of Company credit cards issued by that institution. We reduced the number and credit limit of our Company credit cards and reduced the corresponding CD from $192,574 at December 31, 2007 to $125,000 as of September 30, 2008.

8.  Prepaid Expenses and Other Current Assets

         As of September 30, 2008, prepaid expenses and other current assets were $218,528, primarily consisting of $115,391 in prepaid insurance and other employee benefit costs, $39,707 in prepaid maintenance and license fees for software used in the development of our products and provision of services, $32,057 in unbilled revenue and $13,094 in prepaid marketing costs for subscriptions to industry analyst services and conferences. As of December 31, 2007, prepaid expenses and other current assets were $173,331, primarily consisting of $112,440 in prepaid insurance and other employee benefit costs and $37,267 in prepaid marketing costs for subscriptions to industry analyst services and conferences.

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

         Effective May 2008 we sold the underlying ADS technology to the customer and the remaining prepaid was expensed. The prepaid expense was being amortized into the statements of operations on a straight-line basis, over 36 months, commencing January 2006. Amortization expense, including the amount written off in May 2008 totaled $43,255 and $57,674 for the three and nine months ended September 30, 2008, respectively. Amortization expense for the three and nine months ended September 30 2007 was $14,418 and $43,255, respectively.

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

         Deferred revenue activity was as follows:

Balance, December 31, 2007           $        48,818
Invoiced                                   2,041,074
Recognized                                (1,723,730)
                                     ----------------
Balance, September 30, 2008          $       366,162
                                     ================


11.  Industry Segment, Customer and Geographic Information

         We operate in a single industry segment, computer software. Our organization is primarily structured in a functional manner. During the periods presented, our current Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). Upon our acquisition of Inventa in May 2008, we immediately consolidated our sales force, research and development and operations teams in order to provide sales and implementation support. Our services revenue consists of both maintenance and services revenue arising from managed services and consulting services generated by our newly acquired subsidiary, Inventa, as well as those from professional services and consulting provided to customers of our database technology. Our engineering and IT support teams provide support to both our database technology and managed services lines of business. As we continue to integrate Inventa our CODM evaluates both revenues and expenses on a consolidated functional basis. As a result, our CODM considers consolidated financial information on revenues, gross margins and operating expenses on an aggregate basis for monitoring, review and decision making.

Customer Information
--------------------

For the nine months ending September 30, 2008, revenue from three customers individually exceeded 10% of total revenues, at 51%, 28% and 13% of total revenues.

Geographic Information
----------------------

           All of our customers are billed in U.S. dollars and substantially all our revenues are generated by customers domiciled in the U.S.


12.  Income Taxes

         Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, FIN 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). Step One, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step Two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.

         We have elected to record interest charges recognized in accordance with FIN 48 in the financial statements as income tax expense. Penalties recognized in accordance with this standard will also be classified in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of FAS 154, "Accounting Changes and Error Corrections."

         Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for (benefit from) income tax expense did not change. As of September 30, 2008, we had no amount accrued for payment of interest and penalties related to unrecognized tax benefits (and no amounts as of the adoption date of FIN 48). For the nine months ended September 30, 2008, we recognized no amounts of interest and penalties related to unrecognized tax benefits in our provision for income taxes.

         The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. At December 31, 2007 we recorded a valuation allowance for the total deferred tax assets as a result of uncertainties regarding the realization of the asset based upon the lack of profitability and the uncertainty of future profitability. This valuation allowance offsets any changes to the liability. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN
48. Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and for the nine months ended September 30, 2008 was $685,000. On January 1, 2007, although the implementation of FIN 48 did not impact the amount of our liability or impact beginning retained earnings, we reduced our deferred tax asset and valuation allowance by $685,000.

         Our only major tax jurisdiction is the United States. The tax years 1993 through 2007 remain open and subject to examination by the appropriate governmental agencies in the U.S.

13.   Debt

Debt Restructuring
------------------

         Effective May 15, 2008 we negotiated with certain holders of our convertible promissory notes (the "Notes") to both extend the maturity date and reduce the price at which each note is convertible into shares of our common stock (the "Conversion Price") from $2.00 per share to either $0.80 or $1.20 per share. A total of $9.3 million in principal was renegotiated and the due dates were extended from their original maturity dates of December 2008 through December 2010, to a revised maturity date of January 31, 2011. The Notes that were renegotiated represent both those issued under the "J Unit Sales" as well as those issued under "Convertible Debt with Warrants" discussed below. The other terms of the Notes remained unchanged.

         Conversion prices and amounts outstanding at September 30, 2008 and 2007 were as follows:

                   -----------------------------------------------------------------
                                           As of September 30,
                    -----------------------------------------------------------------
                           2008            2007              2008           2007
                    --------------------------------   ------------------------------
Conversion Price       Convertible Notes Payable        Potential Convertible Shares
     per share                Outstanding
------------------  --------------------------------   ------------------------------
          $0.80      $     6,248,226 $             -          7,810,282
          $1.20            5,005,000               -          4,170,833
          $2.00              250,000       6,500,000            125,000     3,250,000
                    --------------------------------   ------------------------------
Total                $    11,503,226 $     6,500,000         12,106,115     3,250,000
                    ================================   ==============================


         On the date of modification and in accordance with EITF 96-19 "Debtors Accounting for Modification or Exchange of Debt Instruments" we compared the discounted present value of the cash flows of the modified convertible promissory notes (the "Modified Notes") to the discounted present value of the original Notes to determine whether the change in cash flows exceeded 10% of the carrying value of the original Notes. As the change in cash flows was less than 10%, we then determined whether the intrinsic value of the revised Conversion Price exceeded 10% of the carrying value of the original Notes. The intrinsic value of the Modified Notes with a revised Conversion Price of $1.20 per share did not exceed 10% of the carrying value of the Notes, while those with a revised Conversion Price of $0.80 per share did exceed 10% of the carrying value of the Notes. Those Notes with an $0.80 conversion price were deemed to be extinguished for accounting purposes while those with a $1.20 conversion price were not.

         We also valued the intrinsic value of the modified notes (the "New Notes") as equal to the difference between the market value of our common stock and the modified Conversion Price times the number of shares into which the New Notes are convertible and recorded that intrinsic value as an increase in paid-in-capital of $2,017,907 and discount on the notes payable of $2,017,907.

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

         The total debt modification costs consist of a net loss of $2,238,206, which includes a loss of $184,044 on the note modification, a $36,255 write off of prepaid debt issuance costs and expensing of $2,017,907 relating to the discount.

         "J" Unit Sales

         The J Unit Sales consist of the issuance of convertible promissory notes and equity over periods from December 2006 through March of 2008.
Substantially all convertible notes issued were restructured in May 2008 as discussed above. This private offering was approved by our Board of Directors in December 2006 to raise additional working capital and consisted of units (the "J Units") sold at a per unit price of $50,000 with each J Unit comprised of (i) 14,285 shares of our common stock (issued at a per share price of $1.75) and
(ii) a convertible promissory note (the "Note") with an initial face value of $25,000. The Notes bear interest at the rate of 10% per annum (simple interest) due and payable at the end of each fiscal quarter. Each Note originally matured 24 months from its issuance date, and was convertible into shares of our common stock, at the election of the holder, at a per share price of $2.00. The Notes are prepayable without penalty upon 30 days notice. The Notes are convertible at our election in the event the closing price of our common stock equals or exceeds $4.00 per share, and if converted at our election, we have agreed to register the shares of stock issuable upon conversion.

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

         We applied the guidance in Accounting Principles Board ("APB") No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and Emerging Issues Task Force ("EITF") 00-27, "Application of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Feature or Contingent with Adjustable Conversion Ratios, to Certain Convertible Instruments" to allocate the proceeds between the common stock and the Notes based on their relative fair values. The allocation resulted in a premium of $533,700 and $152,040 respectively, for the January 2007 and March 2007 Notes.

         As a commission for the sale of the January 2007 and March 2007 J Unit sales and placement of the Notes, we paid $1,100,000 in cash commissions and issued 199,980 shares of common stock to a placement agent. The shares are contractually valued at $1.93 per share or $385,961. The total commission value of $1,485,961 was allocated between debt issuance costs and additional paid-in capital as a cost of raising the funds, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable and stockholders' equity. This resulted in (i) an increase to debt issuance costs of $835,616, amortizable over the life of each Note and (ii) and increase to additional paid-in capital of $650,345.

         Convertible Notes Payable with Warrants
         ---------------------------------------

         During October 2007 we sold a convertible promissory note in the amount of $2,000,000 to an accredited investor. Pursuant to the sale, we issued a warrant to the investor covering 1,333,333 shares of our common stock with a per share exercise price of $3.25. The warrant expires 36 months from issuance. The note bears interest at the rate of 10% per annum (simple interest) due and payable at the end of each calendar quarter. Upon issuance the note matured 36 months from issuance and was convertible into shares of our common stock, at the election of the holder, at a per share price of $1.50. This note was modified in May of 2008 such that the maturity date was extended to January 31, 2011 and the per share conversion price was reduced to $0.80. The note is prepayable without penalty if (i) the bid price of our common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) we provide the investor with 20 trading days' notice of our intent to prepay. This note was deemed extinguished in May 2008 as noted in Debt Restructuring above, and was revalued at a fair value of $2,015,046, including a premium of $15,046. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         During December 2007 we sold a convertible promissory note in the amount of $1,003,226. Pursuant to the sale, we issued a warrant to the investor covering 668,817 shares of our common stock with a per share exercise price of $3.25. The warrant expires 36 months from issuance. The note bears interest at the rate of 10% per annum (simple interest) due and payable at the end of each calendar quarter. The note matures 36 months from issuance and is convertible into shares of our common stock, at the election of the holder, at a per share price of $1.50. The note is prepayable without penalty if (i) the bid price of our common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) we provide the investor with 20 trading days' notice of our intent to prepay. This note was deemed extinguished in May 2008 as noted in Debt Restructuring above, and was revalued at a estimated fair value of $1,010,773, including a premium of $7,547. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

         In accordance with APB 14 and EITF 00-27, upon original issuance, we allocated the proceeds of these sales between the warrants and the notes based on their relative fair values. The allocation resulted in a discount of $250,910 for both notes. Upon modification the discount on these notes was revalued to result in a loss on modification of debt totaling $229,647.

Line of Credit
--------------

         On May 30, 2008, we assumed a revolving credit facility (the "Facility") in connection with our acquisition of Inventa, which remains in force through May 15, 2009. The Facility consists of a $250,000 revolving line of credit which bears interest at a daily rate of LIBOR plus 2.00% (6.875% at September 30, 2008). At September 30, 2008, there was $100,000 outstanding under the line of credit and $150,000 available pursuant to the terms of the Facility. There are no commitment fees due under the facility. The terms of the Facility require consecutive monthly interest-only payments with the principal due on May 15, 2009. The Facility is secured by all of the assets of Inventa and requires, among other covenants, the net solvency of Inventa.

       Convertible Notes Related to Acquisition of Inventa Technologies, Inc.
       ----------------------------------------------------------------------

         On May 30, 2008 and as part of the purchase price of Inventa, we issued $2.0 million in unsecured promissory notes due January 31, 2011 and bearing interest at 10%, with interest payable at the end of each ANTs fiscal quarter. The convertible promissory notes are immediately convertible to 2.5 million shares of our common stock at the election of the holders at a per share conversion price of $0.80. At the time of issuance, the conversion price was $0.30 per share less than the then-market price of our common stock. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Feature or Contingent with Adjustable Conversion Ratios, to Certain Convertible Instruments" we recorded $750 thousand as an increase to paid-in-capital. In addition, as the notes are immediately convertible into shares of our common stock, the discount was expensed and we recorded $750 thousand to interest expense.

14.   Commitments and Contingencies

Lease Commitment
----------------

As of September 30, 2008, we leased office facilities under non-cancelable operating leases. Future minimum lease payments required under these non-cancelable leases are as follows:

       Payments Due by Period                       Operating Leases
       ---------------------------                  ----------------
       Less than 1 Year                               $      409,822
       More than 1 Year                                    1,124,645
                                                    ----------------
          Total minimum lease payments                $    1,534,467
                                                    ================

         On April 27, 2005, we entered into a lease with Bayside Plaza, a partnership, for approximately 15,000 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the "Premises"). The Premises are used for the purposes of general office use and for software development. The lease has an initial term of three years and is subject to our right to extend the term of the lease for a total of six additional years. In July 2007 we extended this lease for the period May 1, 2008 through April 30, 2009 at the rate of $34,200 per month. Through April 30, 2008 we recognized rent expense for this lease in accordance with Financial Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases." The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement were recognized on a straight-line basis over the lease term; rent expense for the periods May 1, 2008 through April 30, 2009 are recorded at $34,200 per month.

         As discussed in Note 2, on May 30, 2008 we acquired Inventa. As part of the acquisition ANTs assumed the Inventa operating lease of a general commercial facility in Mt. Laurel, New Jersey at the monthly rent of $10,007. The lease expires March 15, 2015. The lease was amended effective August 1, 2008 to add 4,590 square feet upon receipt of a Certificate of Occupancy, currently scheduled for February 1, 2009. The total monthly rent will be $16,299. The amendment also restates the end of the lease commitment to be seven years from the date of the Certificate of Occupancy for the additional space.

         Under our leases we are obligated to restore facilities to their former condition; these requirements consist of normal maintenance which is considered to be immaterial. Effective June 1, 2008, we agreed to sub-lease a portion of our Burlingame facility to a customer on a month-to-month lease through April, 2009 for $13,000 for rent and utilities, payable each month in advance. Rental expense is shown net of sub-lease income. Total rental expense for the three and nine months ended September 30, 2008 was $112,913 and $241,356 respectively, and $50,004 and $160,012 for the three and nine months ended September 30, 2007, respectively.

Contingencies
-------------

         As required by SFAS No.5, Accounting for Contingencies (SFAS 5), we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in our condensed consolidated financial statements. As more fully disclosed in Part II Item 1. Legal Proceedings, we are currently a party to certain pending legal proceedings. Litigation is inherently unpredictable, and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements. No reserves have been accrued for the pending legal proceedings in the accompanying Interim Financial Statements.

15.   Stockholders' Equity Transactions

       Stockholders' equity transactions by cash and non-cash activity for the nine months ended September 30, 2008 and 2007 is presented below.

                                                                           Changes in Stockholders' Equity
                                                                For the nine months ended         For the year ended
                                                                    September 30, 2008            December 31, 2007
                                                               ----------------------------   --------------------------

Total stockholders' (deficit) equity, beginning of period                      $(5,044,880)                $  3,823,010
Cash transactions:
------------------
   Proceeds from private placements:
      Sales of common stock at $0.60 per share                      7,615,000                           -
      Cash commissions on sales of common stock                      (367,200)                          -
      Sales of 220 "J" units at $25,000 per unit (equity
       portion of units)                                                    -                   5,500,000
      Total cash commissions on sales of "J" units (equity)                 -                    (481,426)
                                                               ---------------                ------------
          Total                                                      7,247,800                  5,018,574

   Proceeds from stock exercises:
      Warrants with exercise priceof $2.00-$3.50 per share
       discounted to $1.25 per share                                        -                     996,125
      Cash proceeds from exercise of stock options                     32,679                      60,600
                                                               ---------------                ------------
          Total                                                        32,679                   1,056,725
                                                               ---------------                ------------
          Total cash transactions                                                7,280,479                    6,075,299

Non-cash transactions:
----------------------
   Acquisition of Inventa Technologies, Inc.:
      Issuance of 20,000,000 shares valued at $1.10 per share   $  22,000,000                 $         -
      Discount on $2 million in convertible promissory notes         750,000
                                                               ---------------                ------------
      Total                                                        22,750,000                           -

   Intrinsic value of conversion feature of reissued
      convertible promissory notes                                  2,017,907                           -

   Related to private placements:
      Prepaid debt issuance costs on note payable                           -                    (685,740)
      Discount on note payable                                                                    250,910
      Common stock issued to placement agent on
          sales of 220 "J' units, net                                       -                     217,042
                                                               ---------------                ------------
          Total                                                             -                    (217,788)
                                                               ---------------                ------------

   Related to stock vesting and warrant-based compensation:
      Employee compensation expense                                 2,678,599                   1,488,405
      Non-employee compensation expense                               128,990                      99,417
                                                               ---------------                ------------
          Total                                                     2,807,589                   1,587,822
                                                               ---------------                ------------

          Total non-cash transactions                                           27,575,496                    1,370,034

Net loss for fiscal period                                                      (9,952,984)                 (16,313,223)
                                                                              -------------               --------------
             Total stockholders' equity (deficit), end of period              $  19,858,111                $ (5,044,880)
                                                                              =============               ==============

         Following is a summary of equity transactions for the nine months ended September 2008 and year ended December 31, 2007. Sales of equity securities (with the exception of stock option exercises) or equity-linked securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

Nine months ended September 30, 2008:

         Funds raised through private offerings to accredited investors:
         ---------------------------------------------------------------

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

         Other equity transactions:
         --------------------------

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

         On March 26 and March 31, 2008, the Board of Directors approved a repricing of certain stock options and warrants for employees, consultants and Board members to the then-current market price of the Company's common stock. Officers and Board members forfeited 1,193,667 vested and unvested shares in connection with the repricing. In accordance with the provisions of FAS 123(R), we recognized $768,024 in stock compensation expense, net of forfeiture credits, as a result of the repricing.

         For the nine months ended September 30, 2008 we recognized a total of $2,678,599 in compensation expense related to the vesting of employee stock options and the repricing and $128,990 in professional fees related to the vesting of non-employee stock options and warrants in accordance with the accounting guidelines set forth in SFAS 123 (R) and EITF 96-18, respectively.

         During the nine months ended September 30, 2008, a total of 47,500 shares of common stock were issued through the exercise of stock options with original exercise prices ranging from $.52 to $.81, resulting in gross proceeds of $32,679.

Fiscal Year 2007:

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

         We paid $1,100,000 in cash commissions and issued 199,980 shares of our common stock which were valued at $1.93 per share or $385,961. The total commission value of $1,485,961 was allocated between debt issuance costs and additional paid-in capital as a cost of raising the equity portion of the offering, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable and stockholders' equity. This resulted in an allocation to paid-in-capital of $650,345 and $835,616 to debt issuance costs.

         As more fully discussed in Footnote 9, "Convertible Notes Payable with Warrants", in the fourth quarter of 2007 we issued two convertible promissory notes payable with a principal value of $3,003,186, along with a total of 2,002,150 in warrants exercisable at $3.25 per share. The $3,003,186 in cash proceeds were allocated between notes payable and equity in proportion to their relative fair values on the date of each issuance, which resulted in a discount on notes payable and reduction of additional paid-in-capital of $250,910. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.

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

16.   Stock-Based Compensation Expense

         We have two stock-based compensation plans (the ANTs software inc. 2000 Stock Option Plan and the ANTs software inc. 2008 Stock Plan, together, "the Plans") which are intended to attract, retain and provide incentives for talented employees, officers, directors and consultants, and to align stockholder and employee interests. We consider stock-based compensation critical to our operation and productivity; essentially all of our employees and directors participate, as well as certain consultants. Under the Plans, we may grant incentive stock options and non-qualified stock options to employees, directors or consultants, at not less than the fair market value on the date of grant for incentive stock options, and 85% of fair market value for non-qualified options. Options are granted at the discretion of the Board of Directors and the Compensation Committee of the Board of Directors.

         Options granted under the Plans generally vest within three years after the date of grant, and expire 10 years after grant. Stock option vesting is generally time-based, but stock options sometimes vest as a result of achievement of milestones. Options granted to new hires generally vest 16.7% or 33% beginning six months and twelve months, respectively, after the employee's date of hire, then at 2.78% each month thereafter such that the option is fully vested three years from date of hire. Options granted to existing employees generally start vesting monthly following their grant. Following termination of employment or consulting status there is usually a grace period during which the vested portion of the option is exercisable. This period is typically three months, but may be shorter or longer depending on the terms of a given stock option agreement. Outside directors generally receive an option to purchase 50,000 shares of common stock for each 12 months of service, and an additional 10,000 shares for each 12 months of service as chairman of a Board committee, all vesting over the period of service. Directors generally serve for terms of three years. Options granted to directors may include a one-year lock-up provision following termination of their director status, during which period the option cannot be exercised.

         As disclosed above in Note 15, on March 26 and March 31, 2008, the Board of Directors approved repricing of certain stock options and warrants for employees, consultants and Board members to the then-current market price of the Company's common stock. Officers and Board members forfeited 1,193,667 of vested and unvested shares in connection with the repricing. In accordance with the provisions of FAS 123(R), we recognized $768,024 in stock compensation expense, net of forfeiture credits, as a result of the repricing.

         The following table sets forth the total stock-based compensation expense for employees, outside directors and consultants for the three and nine months ended September 30, 2008 and 2007.

                                             For the Three Months Ended   For the Nine Months Ended

                                                    September 30,                September 30,
                                             ---------------------------  ---------------------------
                                                  2008          2007            2008          2007
                                             ---------------------------  ---------------------------

Cost of Revenues                               $   47,288   $          -    $     69,739  $         -
Sales and marketing                                31,560         50,969         327,499      158,982
Research and development                          136,740      165,418         1,169,345      471,089
General and administrative                        184,680        197,431       1,241,006      466,995
                                             ---------------------------  ---------------------------
   Stock-based compensation before income
    taxes                                         400,268        413,818       2,807,589    1,097,066
   Income tax benefit                                   -              -               -            -
                                             ---------------------------  ---------------------------
   Total stock-based compensation expense
    after income taxes                         $  400,268   $    413,818    $  2,807,589  $ 1,097,066
                                             ===========================  ===========================

Stock-based compensation expense charged to:
Employee compensation expense (includes
   outside directors)                          $  395,061   $    392,484    $  2,678,599  $ 1,060,235
Professional fees - S&M consultants                     -         14,190           4,664       26,788
Professional fees - R&D consultants                  (785)         5,081          75,575        7,980
Professional fees - G&A consultants                 5,992          2,063          48,751        2,063
                                             ---------------------------  ---------------------------
   Stock-based compensation before income
    taxes                                         400,268        413,818       2,807,589    1,097,066
   Income tax benefit                                   -              -               -            -
                                             ---------------------------  ---------------------------
   Total stock-based compensation expense
    after income taxes                         $  400,268   $    413,818    $  2,807,589  $ 1,097,066
                                             ===========================  ===========================


         Stock-based compensation expense for the three and nine months ended September 30, 2008 increased basic and diluted net loss per share by $0.00 and $0.04, respectively and for the three and nine months ended September 30, 2007 increased basic and diluted net loss per share by $0.01 and $0.02, respectively. Stock -based compensation had no impact on cash flows used in operations or cash flows from financing activities.

         The fair value of employee and non-employee stock-based awards, and the stock-based compensation expense for the nine months ended September 30, 2008 and 2007 was estimated using the Black-Scholes valuation model with the following assumptions:

                                           Nine Months Ended
                                             September 30,
                                  ------------------------------------
                                         2008              2007
                                  ------------------------------------
   Expected life in years            3.00 - 10.00      3.00 - 10.00
   Average Volatility                 66% - 70%         66% - 67%
   Interest rate                    1.38% - 2.87%     3.82 %- 5.02%
   Dividend Yield                       0.00%             0.00%


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

         As of September 30, 2008, there was approximately $2.1 million of total unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested stock-based compensation granted to employees and non-employees, which we expect to recognize over a remaining weighted-average period of approximately 2.1 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

17.   Stock Options and Warrants

         As of September 30, 2008, we had outstanding options to purchase up to 11,118,630 of common stock of which 6,867,629 were exercisable and 4,557,941 warrants outstanding to purchase common stock, all of which were exercisable.

                                         Stock Option Shares                     Total Options
                                       Available                     Warrants    and Warrants
                                       for Grant    Outstanding     Outstanding   Outstanding
                                     ------------- -------------   ------------- -------------
Balance, December 31, 2007                652,789     8,689,050       8,124,380    16,813,430
  Authorized                            5,000,000             -               -             -
  Granted                              (4,922,000)    4,922,000          50,166     4,972,166
  Exercised                                47,500       (47,500)              -       (47,500)
  Retired/forfeited                     2,444,920    (2,444,920)     (3,616,605)   (6,061,525)
                                     ---------------------------   ---------------------------
Balance, September 30, 2008             3,223,209    11,118,630       4,557,941    15,676,571
                                     ===========================   ===========================

Exercisable at September 30, 2008                     6,867,629       4,557,941    11,425,570
                                                   -------------   ---------------------------

         Net cash proceeds from the exercise of stock options were $0 and $32,679 for the three and nine months ended September 30, 2008 and $0 and $60,600 for the three and nine months ended September 30, 2007, respectively. There was no income tax benefit realized from stock option exercises during these periods due to our net loss from operations for both periods. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

         Average exercise prices and aggregate intrinsic values of stock option activity for the nine months ended September 30, 2008, is as follows:

                                                                    Weighted
                                                                    Average       Aggregate
                                                  Outstanding       Exercise      Intrinsic
                                                 Stock Options       Price          Value
                                                 -------------     ----------    -----------

Outstanding at December 31, 2007                    8,689,050     $      2.05     $        -
  Granted                                           4,922,000            1.04
  Exercised through cash consideration                (47,500)              -
  Retired or forfeited                             (2,444,920)
                                                 -------------                   -----------
Outstanding at September 30, 2008                  11,118,630            1.03     $        -
                                                 =============                   -----------
Exercisable at September 30, 2008                   6,867,629     $      1.04     $        -
                                                 -------------                   -----------


         The aggregate intrinsic value of total stock options outstanding and exercisable and of total stock options exercised during the nine months ended September 30, 2008 in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on September 30, 2008 and the weighted average exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. Aggregate intrinsic value changes as the fair market value of our stock changes. The closing market price of the stock on September 30, 2008 was $0.54.

         The weighted average grant-date fair value of stock options granted during the three months ended September 30, 2008 was $0.63. The range of exercise prices for options outstanding and exercisable at September 30, 2008 are summarized as follows:

                                               Total Options Outstanding as of September 30 ,2008
                                               --------------------------------------------------------------
                                                                        Weighted               Weighted
                                                                    Average Exercise       Average Remaining
                                                     Options        Price per Share   Contractual Life (in Years)
                                               -------------------  ----------------  -------------------------
Range of exercise prices:
    $    0.52 - $0.99                                   6,505,357    $         0.84                       6.91
    $    1.00 - $1.99                                   4,439,871    $         1.25                       8.97
    $    2.00 - $2.99                                     156,761    $         2.43                       5.46
    $    3.00 - $3.99                                      16,641    $         3.13                       2.69
                                               -------------------  ----------------  -------------------------
            Total stock options outstanding
                at September 30, 2008                   11,118,630    $         1.03                       7.70
                                               ===================  ================  =========================

                                               Total Options Exercisable at September 30, 2008
                                               ----------------------------------------------------------------
                                                                        Weighted               Weighted
                                                                    Average Exercise       Average Remaining
                                                     Options        Price per Share      Contractual Life (in
                                                                                                 Years)
                                               -------------------  ----------------  -------------------------
Range of exercise prices:
    $    0.52 - $0.99                                    4,777,688    $         0.87                       6.02
    $    1.00 - $1.99                                    1,916,539    $         1.33                       8.12
    $    2.00 - $2.99                                      156,761    $         2.43                       5.46
    $    3.00 - $3.99                                       16,641    $         3.13                       2.69
                                               -------------------  ----------------  -------------------------
            Total stock options exercisable
                at September 30, 2008                    6,867,629    $         1.04                       6.58
                                               ===================  ================  =========================

         Warrants outstanding as of September 30, 2008 are summarized in the table below:

                                                            Exercise          Weighted
                                                             Prices            Average            Year of
                                          Warrants          per Share      Exercise Price       Expiration
                                      -----------------  ---------------  ----------------  -------------------
Warrants purchased in private
   placements:                                1,000,000   $         0.80                           2011
                                              2,002,150   $         0.80                           2011
                                      -----------------                   ----------------
     Subtotal                                 3,002,150                     $         0.80

Warrants issued to consultants and              150,000   $ 1.85 - $1.99                           2009
placement agent:                                 50,166   $         0.60                           2013
                                      -----------------                   ----------------
     Subtotal                                   200,166                     $         1.42

Warrants issued to outside
 directors and former employee:
                                                 50,000   $         0.94                           2010
                                                850,000   $ 0.94 - $2.31                           2011
                                                198,750   $         0.94                           2015
                                                256,875   $         0.94                           2016
                                      -----------------                   ----------------
     Subtotal                                 1,355,625                               1.70
                                      -----------------                   ----------------
     Total warrants outstanding at
        September 30, 2008                    4,557,941                     $         1.09
                                      =================                   ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the financial statements and notes thereto in Part 1 Item 1, Financial Statements for this Quarterly Report on Form 10-Q and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company

         ANTs software inc. (sometimes referred to herein as "ANTs" or "we") designs, develops and sells software and services for the database market. Our areas of focus are: software and services that enable customers to consolidate databases more quickly and cost-effectively and services to monitor and manage applications and databases.

         The ANTs Compatibility ServerTM ("ACS"), launched in April 2008, is intended to provide a fast, cost-effective way to move applications from one database to another and to enable enterprises to achieve cost efficiencies by consolidating applications onto fewer databases. ACS is built on proprietary compatibility technologies that we developed. End-users of database products and database vendors can use ACS to lower data management costs and gain competitive advantages.

         In May 2008, we expanded our business to include application migration services and application and database monitoring and management services via the acquisition of Inventa Technologies, Inc. of Mt. Laurel, New Jersey ("Inventa"). Inventa is a 24/7 managed services and consulting services provider that helps customers maximize the effectiveness of their application and database infrastructure to support their business initiatives. Inventa's experienced professional services and sales teams complement the ANTs engineering team and allow us to offer a complete product-to-implementation solution for customers.

         In May 2008, we sold certain technology and intellectual property related to our first product, the ANTs Data Server ("ADS"), to Four Js Development Tools, Inc. As part of a revenue-sharing arrangement we will receive 50% of the revenue earned by Four J's in our previously executed reselling agreement with IBM. The revenue-sharing agreement terminates in May 2012.

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

The ANTs Compatibility ServerTM ("ACS")

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

         Migrating applications is intended to be a three-step process when using ACS:

          1. Move the data - the large database vendors all have full-featured tools that allow customers to move data from other products to theirs.

          2. Install ACS - once the data is migrated, ACS is installed and connected to the application and the new database.

          3. Test and deploy - the application is first tested to ensure that it functions properly with the new database, and then the customer goes "live" with the application.

         We have developed the underlying technologies related to ACS and we have conducted successful pilot tests. In April 2008, we announced the launch of the first version of ACS as a generally available commercial product. The first version of ACS allows applications currently running on Sybase's database product to run on Oracle's database product. In the future, we expect to build versions of ACS that will enable applications to be migrated from and to numerous other database products. We are in discussions with four database vendors about building additional versions of ACS.

Professional Services

         Established in 1993, Inventa, our IT managed services and professional services division (together, "Professional Services"), provides pre- and post-sales services related to the ACS and application migration, application and database architecting, monitoring and management. Inventa provides the following services:

         ACS Services. This service assists customers in establishing a database consolidation strategy, action plan for migrating applications among databases, installation, deployment and post-deployment monitoring and tuning.

         Monitoring Infrastructure Management. This service provides management of monitoring infrastructure including: architecture planning, agent deployment and support, and agent configuration with threshold management. The core infrastructure for this service can either be hosted and managed by us or deployed directly within a customer's environment and individual events / alarms transitioned back to their employees

         Monitoring and Event Management. This service provides a fully functional 24x7x365 Network Operations Center (NOC) responsible for isolating critical events, opening trouble tickets, and escalating the event's visibility within the customer's organization. This service can be hosted entirely within our NOC or, portions can be integrated with or hosted directly within the customer's environment.

         Visualization and Trending. Our ESM Integrator(TM) portal captures, centralizes and integrates performance metrics collected by the monitoring infrastructure deployed as a component of our other services or layered upon existing data sources residing within the customer's environment. Sources of data are not limited to components monitored by our service; we can integrate virtually any business metrics, or other third party data for enterprise wide reporting which is platform independent.

         Performance Management. The most popular way organizations attempt to solve their performance issues is with faster, more powerful hardware. While this generally produces some positive results the benefit is very costly in both hardware and tiered software. Additionally, performance is typically addressed only when business or system reliability is impacted thereby creating additional pressure to the already constrained customer staff to fix the issue. Our Performance Management Service is pro-active and can help maximize the customer's existing resources in a cost-effective and manageable way.

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

         We integrate our professional services capabilities tightly into the pre and post-sales process, enabling us to:

     o    Accurately assess the customer's operating environment

     o Propose the most efficient database consolidation and application migration solution

     o Efficiently deploy ACS and assist the customer in testing before "going live"

     o    Post-deployment,   provide  application  monitoring,  maintenance  and
          services

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

Sales and Marketing

The Market

         According to IDC Research, the market for database products was $18.6 billion in 2007. Oracle, Microsoft and IBM control approximately 84% of this market. According to the numerous CTOs, database architects and application developers at the target Global 2000 enterprises with whom we have spoken, database infrastructure costs have become one of the most expensive line items in the IT budget. These Global 2000 enterprises typically have annual database "spends" in excess of tens and, in some cases, hundreds of millions of dollars and their database budgets are growing annually. The migration cost from one database to another, even to a low-cost open-source database, is extensive due to lack of compatibility between the products' proprietary extensions. There is significant interest, confirmed by our discussions with industry analysts and user groups, for a product that can provide the capability to migrate an application from one database to another.

         According  to IDC  Research,  the  markets  in which  our  Professional
Services division operates, IT services and application management, was projected at $122 billion in 2007 with IBM Global Services, HP/EDS and Accenture being among the largest vendors in those markets. We have a unique combination of experience, skills and proprietary software that allow us to address a segment of the IT services market centered around database and application monitoring, maintenance and services. In addition to this established market we anticipate that our professional services group will be the first provider of migration and consulting services resulting from pre and post-sales of our ACS products. Customers will look to us as the experts in database consolidation to provide a full-range of services related to ACS installation, deployment and use. To the extent that this becomes a new "market" for professional services, we are in a position to capitalize on it.

Strategy

         Our go-to-market strategy adapts with changes in the competitive structure of the database market. The refinement of our strategy is a continuous and iterative process, reflecting our goal of providing a cost-effective solution across a wide variety of applications. Our strategy has recently included:

     o Developing partnerships with Oracle, Microsoft, IBM, Sybase and others to bring our products to market;

     o Focusing on large enterprise customers who can realize significant savings by migrating applications among leading database products;

     o    Selling or licensing our products directly;

     o    Selling our products and technologies through partners, and;

     o Developing custom versions of our products for partners and selling or licensing that technology to them.

         ACS can provide a solution for enterprises to address the problems of vendor lock-in and cost escalation by enabling them to migrate applications among database products. ACS can provide a potentially significant competitive advantage for database vendors such as Oracle, IBM, Microsoft, Sybase and others because they would have the ability to cost-effectively migrate applications from their competitors' products to their own.

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

         We generated significant revenues related to the license and sale of our ADS technologies during the quarter-ended June 30, 2008. We expect to generate revenues from existing and new contracts with Professional Services customers, and if successful, we expect to generate additional revenues related to ADS and ACS.

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

Current Operations

         Our operations consist of:

          (i) Developing Database Migration Technologies and the ANTs Compatibility Server (ACS) - we develop and market ACS, a faster, cost-effective way to consolidate databases, allowing customers to efficiently use IT resources and drive down operating costs.

          (ii) Professional Services - we have extensive experience in architecting enterprise application and database deployments, upgrades and migrations and in installing, configuring, deploying and maintaining database products from major vendors such as IBM, Oracle, Microsoft and Sybase. We provide application migration services, application and database managed services and consulting services.

         Our headquarters are located in Burlingame, California and we have an office in Mt. Laurel, New Jersey. We have financed operations through private offerings to accredited investors to whom we have sold common stock and issued convertible promissory notes and warrants. We expect to continue to raise capital for operations through such private offerings until we generate positive cash flows from operations. We believe we have sufficient funds to cover operations into the third fiscal quarter of 2009 at our expected expense rate and expect that our focus over the next year will be on development and marketing of ACS and on the growth of our Professional Services offerings.

Results of Operations

         Our results of operations for the three and nine months ended September 30, 2008 and 2007 are summarized below (in thousands):

                                          Three Months ending September 30,                Nine Months ending September 30,
                                      ------------------------------------------       -----------------------------------------
                                          2008          2007        % Change               2008          2007        % Change
                                      -----------   -----------   --------------       -----------   -----------   -------------
Revenues                               $   1,441     $     227              535 %       $   6,896     $     318           2,069 %
Cost of revenues                           1,163             2           58,050 %           2,035            12          16,858 %
                                      -----------   -----------   --------------       -----------   -----------   -------------
   Gross profit (loss)                 $     278     $     225               24 %       $   4,861     $     306           1,489 %
Operating expenses                         3,129         4,121              (24)%          11,264        12,670             (11)%
                                      -----------   -----------   --------------       -----------   -----------   -------------
   Loss from operations                   (2,851)       (3,896)             (27)%          (6,403)      (12,364)            (48)%

Other (expense) income, net                 (244)            8           (3,150)%          (3,550)          106          (3,449)%
                                      -----------   -----------   --------------       -----------   -----------   -------------
   Net loss                               (3,095)       (3,888)             (20)%          (9,953)      (12,258)            (19)%
                                      ===========   ===========   ==============       ===========   ===========   =============
Net loss per share -
   basic and diluted                   $   (0.03)    $   (0.07)             (57)%       $   (0.14)    $   (0.22)            (36)%
                                      ===========   ===========   ==============       ===========   ===========   =============
Shares used in computing basic and
   diluted net loss per share             90,648        56,623               60 %          73,550        56,362              30 %
                                      ===========   ===========   ==============       ===========   ===========   =============

Revenues

         Revenues consist of product revenues representing sales of intellectual property, licenses and royalties and services revenues representing managed and professional services fees and recognition of deferred maintenance and support. Future revenues are expected to include sales and licenses of our ACS product and related technology, ADS license revenues under a revenue sharing agreement that is in effect through May 2012, managed services revenue related to existing and new contracts and professional services revenue from pre and post-sales consulting related to ACS and other database consolidation technologies we may develop.

         During the three and nine months ended September 30, 2008, revenues increased $1.2 million and $6.6 million versus the three and nine months ended September 30, 2007, respectively. Revenues for the three months ended September 30, 2008 represents services revenue from our Inventa subsidiary totaling $1.4 million. Revenues for the nine months ended September 30, 2008 includes the $3.5 million sale of ADS technology, $1.4 million in ADS license fees, both of which occurred in the second quarter of 2008, and four month's services revenues from our Inventa subsidiary totaling $1.9 million.

Cost of Revenues

         Costs of revenues in 2008 consists of personnel costs to provide managed and professional services, separation costs for personnel related to the license and sale of ADS, software development costs, and third-party licenses related to the sale and license of ADS. The three months ended September 30, 2008 includes operating activity related to the managed and consulting service delivery personnel of our Inventa subsidiary. Cost of revenues in fiscal 2007 consisted of third-party licenses and services.

Operating Expenses

         Operating expenses by department for the three months ending September 30, 2008 and 2007 were as follows (in thousands):

                                    Three Months ended September 30,
                             ----------------------------------------------
                                         2008                    2007
                             -----------------------------  ---------------
                                         %       % Change              %
                                      --------  ----------          -------

Sales and marketing          $   754       24%         38%  $  547      13%
Research and development       1,386       44%        -47%   2,638      64%
General and administrative       988       32%          6%     936      23%
                             -------  --------  ----------  ------  -------
Total operating expenses     $ 3,128      100%        -24%  $4,121     100%
                             =======  ========  ==========  ======  =======

         Operating expenses by department for the nine months ending September 30, 2008 and 2007 were as follows (in thousands):

                                     Nine Months ended September 30,
                            -------------------------------------------------
                                        2008                      2007
                            -----------------------------  ------------------
                                         %      % Change                 %
                                      -------  ----------             -------

Sales and marketing         $  1,840      16%        -23%  $   2,397      19%
Research and development       5,775      51%        -16%      6,909      54%
General and administrative     3,649      33%          8%      3,364      27%
                            --------  -------  ----------  ---------  -------
Total operating expenses    $ 11,264     100%        -11%  $  12,670     100%
                            ========  =======  ==========  =========  =======

         Our primary expenses are salaries, benefits and consulting fees relating to: developing and marketing the ANTs Compatibility Server ("ACS"), marketing and selling managed and professional services and general and administrative expenses.

         The number and distribution of full-time employees as of September 30, 2008 and 2007 were as follows:

                              September     % of     September     % of
                                  30,                    30,
                                 2008       Total       2007       Total
                              ----------  ---------  ----------  ---------

Cost of revenues                      29       56%            -         -
Sales and marketing                    7       13%            3         7%
Research and development              10       19%           33        81%
General and administrative             6       12%            5        12%
                              ----------  ---------  ----------  ---------
                Totals                52      100%           41       100%
                              ----------  ---------  ----------  ---------

         Full-time employees included in cost of revenues as of September 30, 2008 represent those devoted to service delivery at our Inventa subsidiary. The increase in total employees reflects the acquisition of Inventa and its 36 employees in May 2008, offset by a net decrease of 25 employees, primarily those in research and development.


Sales and Marketing

         Sales and marketing expense consists primarily of employee salaries, commissions and benefits, stock-based compensation, professional fees, travel and entertainment and corporate overhead allocations. Sales and marketing expense for the three and nine months ended September 30, 2008 and 2007 is presented in the table below (in thousands):

                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                    2008            2007    % Change        2008        2007     % Change
                                ------------ ------------- ------------   ---------  ----------  ---------
Employee compensation and
 benefits                                338          220           54%         763       1,077       -29%
Stock-based compensation                  32           51          -37%         327         159       106%
Professional fees                        127          124            2%         275         542       -49%
Travel and entertainment                  76           62           23%         154         239       -36%
Amortization of intangibles              107            -          N/A          107           -       N/A
Corporate allocations from
 general and administrative
 expenses                                 18            7          157%          37         116       -68%
Events and promotions and
 other                                    56           83          -33%         177         264       -33%
                                ---------------------------------------   --------------------------------
Total                                  $ 754     $    547           38%      $1,840      $2,397       -23%
                                ---------------------------------------   --------------------------------

Headcount at end of period                 7            3          133%           7           3       133%


         Total sales and marketing expense increased by $207 thousand, a 38% increase, during the three months ended September 30, 2008 as compared to the same period in 2007, due primarily to the following:

     o Employee compensation and benefits increased by 54% due primarily to the addition of five Inventa staff. The additional staff offset savings realized by reducing our sales and marketing staff by three.
     o Stock-based compensation decreased 37% because in 2008 fewer employees have options vesting and in the quarter ending September 30, 2007, the company recorded stock compensation expense related to a consultant who received a performance-based grant.
     o Amortization of customer relationships relates to amortization of the value of Inventa's customer list.
     o    Travel  and  entertainment  increased  23% as we  added  five  Inventa employees to sales and marketing. In addition, the company participated in a trade show during the reporting period and incurred event and travel costs as a result.
     o Corporate allocations increased 157% as headcount in research and development decreased, placing a relatively larger burden on sales and marketing.
     o Results reflect a full quarter's worth of expenses related to recently acquired Inventa Technologies, Inc.

         Total sales and marketing expense decreased by $556 thousand, a 23% decrease, during the nine months ended September 30, 2008 as compared to the same period in 2007, due primarily to the following:

     o Employee compensation and benefits decreased by 29% due to reductions in our direct sales team as we implemented our partner strategy relying less on direct sales efforts and due to the transfer of pre-sales technical staff to research and development. Somewhat offsetting the savings is the addition of five Inventa staff.
     o Stock-based compensation increased 106% primarily due the repricing of certain stock options and warrants to the market value of our common stock as of March 26 and March 31, 2008 and the issuance of a fully-vested and expensed stock option grant to our CEO during the second quarter. Compensation expense related to our CEO is recorded 50% to sales and marketing and 50% to general and administrative. We do not expect the expenses incurred due to the repricing and the option grant to recur.
     o Professional fees decreased 49% due to our change in go-to-market strategy. By pursuing partner sales, we reduced end-user marketing and lead-generation programs.
     o Travel and entertainment decreased 36% as we decreased our sales and marketing team from 2007 levels.
     o Corporate allocations decreased 68% due to lower headcount in sales and marketing and cost savings in employee benefits.
     o 2008 results reflect four months' expenses related to Inventa (acquired May 30, 2008), whereas 2007 results include no expenses related to Inventa.

Research and Development

         Research and development expense consists primarily of employee compensation and benefits, contractor fees, stock-based compensation and equipment and software. Research and development for the three and nine months ended September 30, 2008 and 2007 is presented in the table below (in thousands):

                                 Three Months Ended September 30,        Nine Months Ended September 30,
                                 -----------------------------------  ---------------------------------------
                                    2008         2007      % Change      2008        2007         % Change
                                 -----------  ----------  ----------  ----------  ------------  -------------
Employee compensation and
 benefits                         $      659   $   1,502        -56%  $    2,739   $    4,441           -38%
Contractor fees                          384         844        -55%       1,478        1,658           -11%
Stock-based compensation                 137         165        -17%         910          471            93%
Equipment and computer supplies           74          17        335%         237           34           597%
Corporate allocations from
   general and administrative
    expenses                              91          73         25%         293          338           -13%
Other                                     41          37         11%         118          (33)         -458%
                                 -----------------------------------  ---------------------------------------
Total                             $    1,386   $   2,638        -47%  $    5,775   $    6,909           -16%
                                 -----------------------------------  ---------------------------------------

Headcount at end of period                10          33        -70%          10           33           -70%

         Total research and development expense decreased by $1.3 million during the three months ended September 30, 2008 as compared to the same period in 2007, a 47% decrease, due primarily to the following:

     o Employee compensation and benefits decreased 56% due to decreases in headcount from 33 as of September 30, 2007 to 10 as of September 30, 2008. The decrease in headcount is primarily due to the sale of ADS and separation of the ADS development team and migration of most product engineering to contract organizations and is offset by the addition of three staff from Inventa.
     o Contractor fees decreased 55% as the bulk of development of the first version of our ACS product was completed by mid-2008 when compared to a period of intense development in 2007. Additionally, with the sale of our ADS product, we did not incur development expense whereas in 2007, we were still developing and supporting ADS.
     o Stock-based compensation decreased primarily due to reduced research and development headcount.
     o 2008 results reflect three months' expenses related to Inventa (acquired May 30, 2008), whereas 2007 results include no expenses related to Inventa.

         Total research and development expense decreased by $1.5 million during the nine months ended September 30, 2008 as compared to the same period in 2007, a 20% decrease, due primarily to the following:

     o Employee compensation and benefits decreased 38% due to a decrease in headcount from 33 as of September 30, 2007 to 10 as of September 30, 2008. The decrease is primarily due to the sale of ADS and separation of the ADS team and migration of most product engineering to contract organizations and is offset by the addition of three staff from Inventa.
     o Contractor fees decreased 11% as we decreased use of contract research and development services on the ACS product and eliminated such services for the ADS product in May 2008.
     o Stock-based compensation increased primarily due to i) the impact of our repricing of certain stock options and warrants to the market value of our common stock as of March 26, 2008, offset by a reduction in employees and associated vesting expense on their options versus the prior year, ii) separation expense related to modification of grants to former employees on the ADS team, and iii) expense related to stock option grants issued to Inventa staff. We do not expect the expenses in (i) and (ii) above to be recurring.
     o 2008 results reflect four months' expenses related to Inventa (acquired May 30, 2008), whereas 2007 results include no expenses related to Inventa.

General and Administrative

         General and administrative expense consists primarily of employee salaries and benefits, professional fees (legal, accounting, and investor relations), facilities expenses, and insurance. General and administrative expense for the three and nine months ended September 30, 2008 and 2007 is presented in the table below (in thousands):

                                   Three Months Ended September 30,      Nine Months Ended September 30,
                                 ------------------------------------   ----------------------------------
                                    2008          2007     % Change        2008        2007     % Change
                                 ------------  ----------- ----------   ----------- ---------- -----------
Employee compensation and
 benefits                         $      318    $     202         57%    $     710   $  1,450         -51%
Stock-based compensation                 185          197         -6%        1,241        467         166%
Facilities, director fees,
 insurance and other                     302          257         18%          977        854          14%
Professional fees                        267          251          6%          820        771           6%
Debt issuance costs                       25          109        -77%          237        278         -15%
Corporate allocations to
sales and marketing
   and research and
    development                         (109)         (80)        36%         (336)      (455)        -26%
                                 ------------------------------------   ----------------------------------
Total                             $      988    $     936          6%    $   3,649   $  3,365           8%
                                 ------------------------------------   ----------------------------------

Headcount at end of period                 6            5         20%            6          5          20%


         Total general and administrative expense increased by $53 thousand during the three months ended September 30, 2008 as compared to the same period in 2007, a 6% increase, due primarily to the following:

     o Employee compensation and benefits expense increased 57% due primarily to two headcount added with the purchase of Inventa.
     o Stock-based compensation decreased 6% due primarily to director warrants that were vesting in 2007 but which are now fully vested, offset somewhat by expense related to options issued to Inventa staff.
     o Professional fees increased 6% primarily due to increased use of contract accounting personnel.
     o Allocation of overhead costs increased in Q3 2008 compared to Q3 2007 due to a nonrecurring adjustment made in Q3 2007; excluding the nonrecurring adjustment, allocations decreased as the number of personnel in other departments decreased.
     o 2008 results reflect three months' expenses related to Inventa (acquired May 30, 2008), whereas 2007 results include no expenses related to Inventa.

         Total general and administrative expense increased by $283 thousand during the nine months ended September 30, 2008 as compared to the same period in 2007, an 8% increase, due primarily to the following:

     o Employee compensation and benefits expense decreased 51% due primarily to the non-recurring nature of a severance payment to our former chairman during the quarter ended June 30, 2007. In addition, ANTs headcount decreased from five at September 30, 2007 to three where it has been for most of 2008, resulting in significant savings. Somewhat offsetting the savings from reduced headcount at ANTs, consolidated headcount as of September 30, 2008 has increased to six as we added three G&A staff from Inventa.
     o Stock-based compensation increased 166% due to the impact of the repricing of certain stock options and warrants to the market value of our common stock as of March 26 and March 31, 2008 and the issuance of two stock option grants during the second quarter, one each to our CEO and our CFO. The grants were fully vested when granted and therefore immediately expensed. We do not expect the expenses due to the repricing and the option grants to recur.
     o Professional fees increased 6% primarily due to increased use of contract accounting personnel.
     o Debt issuance costs relate to the amortization of placement agent fees that we incurred on the issuance of our J Unit convertible promissory notes (the "Notes") in December 2006 and in the first quarter of 2007. As noted in Note 13 in the accompanying Interim Statements, in May 2008 substantially all of our convertible promissory notes were modified such that the principal maturity date was extended and the conversion price was decreased. For those with new conversion prices that were less than the market value of our stock, we immediately expensed the debt issuance costs related to those extinguished notes. The amortization of debt issuance costs on the remaining notes will continue through the maturity dates of each note.

o        Allocations  of  overhead  costs  decreased  26% versus the prior year.
         Allocations are based on headcount in the other departments. These allocations decreased as the number of personnel in other departments decreased.
o 2008 results reflect four months' expenses related to Inventa (acquired May 30, 2008), whereas 2007 results include no expenses related to Inventa.

Other (Expense) Income, Net

         The components of other (expense) income, net for the three months ended September 30, 2008 and 2007, were as follows (in thousands):

                                             Three Months Ended September 30,             Nine Months Ended September 30,
                                          ---------------------------------------    ------------------------------------------
                                              2008         2007        % Change          2008          2007         % Change
                                          ------------ ------------  ------------    ------------  ------------  --------------
Other (expense) income:
Debt modification costs                             -            -           N/A          (2,238)            -             N/A
Interest expense, convertible notes
 payable                                         (263)         (65)          305%         (1,378)         (165)            735%
Interest income                                    19           71           -73%             66           271             -76%
Gain on legal settlement and other                  -            2          -100%              -             -             N/A
                                          ------------ ------------  ------------    ------------  ------------  --------------
Other (expense) income, net                $     (244)  $        8         -3150%     $   (3,550)   $      106           -3449%
                                          ------------ ------------  ------------    ------------  ------------  --------------

         Other (expense) income, net primarily consists of interest expense related to our convertible notes payable and, to a lesser extent, income earned on our cash and cash equivalents. Total other (expense) income changed by $252 thousand and $3.7 million during the three and nine months ended September 30, 2008 as compared to the same periods in 2007 primarily due to a modification of the terms of substantially all of our outstanding notes and to a lesser extent from the issuance of approximately $5 million in new convertible notes since September of 2007. Detail regarding the change in other (expense) income follows:

     o Interest expense and loss on debt modification totaled $2.2 million and represents two components:
          o The non-cash cost of modifying $4.2 million of our outstanding convertible notes payable to a conversion price below the then-market price of our common stock; this amount was originally recorded to discount on convertible debt and additional paid-in-capital at an amount equal to the difference between the conversion price and the then-market price of the stock on the date of modification times the number of shares the note was convertible into (the "beneficial conversion feature"). Each note is immediately convertible into shares of our common stock and accordingly, the portion of the discount relating to the beneficial conversion feature was immediately recorded to interest expense.
          o A non-cash loss representing the difference between the fair value of the modified notes discussed above and the carrying value of the notes at the time of modification totaling $184 thousand and a $36 thousand charge on the related prepaid debt issuance costs. For further information on the Note modifications, see Note 13 "Debt" in the accompanying Interim Statements.
     o Interest expense on convertible promissory notes payable issued in the acquisition of Inventa resulted in a $750 thousand interest expense charge. The charge represents the difference between the then-market price on the date of issuance and the price per share at which the notes are convertible into shares of our common stock.
     o Interest expense on convertible notes payable for all periods presented relates to the quarterly payment of 10% of the principal amount of our $6.5 million outstanding J Unit convertible promissory notes and the amortization of discount and accretion of discounts on those notes. It also includes interest expense related to $3 million in convertible notes issued in the fourth quarter of 2007 and $2 million in convertible promissory notes issued in the second quarter of 2008 as part of the acquisition of Inventa. Interest expense increased during the three and nine months ended September 30, 2008 from the same periods in 2007 due to the additional notes issued. All of our convertible promissory notes accrue interest at 10% per year, payable each quarter end.

         Interest income decreased by $52 thousand and $205 thousand in the three and nine months ended September 30, 2008 versus the same periods in fiscal 2007 due to lower invested cash balances and lower rates of return. Interest income is shown net of interest expense incurred on ANTs company credit cards

Liquidity, Capital Resources and Financial Condition

         Cash flows as of and for the nine months ended September 30, 2008 and 2007, are as follows (in thousands):

                                                                              Nine Months Ended September 30,
                                                             -------------------------------------------------
                                                                          2008                  2007
                                                             -------------------------------------------------
         Net cash used in operating activities                            $(6,217)                 $ (10,881)
         Net cash used in investing activities                             (3,139)                      (196)
         Net cash provided by financing activities                          7,205                     10,617
                                                             ----------------------    -----------------------
         Net change in cash and cash equivalents                          $(2,151)                   $  (460)
                                                             ======================    =======================

         From inception, we have reported negative cash flow from operations. During periods from fiscal 2000 through fiscal 2004, we focused primarily on research and development of ADS with our first sales occurring in the first quarter of 2005. Throughout our history, we have funded operations and investments in operating assets with cash raised through financing activities in the form of private offerings to accredited investors. The funds raised have been primarily in the form of sales of our common stock and, to a lesser degree, through the issuance of convertible promissory notes. Since our acquisition of Inventa in May 2008, we are generating cash from its operations; however, our consolidated operating expenses have exceeded revenues from Inventa. We have reduced expenses significantly over the past year and intend to reduce expenses further when possible and seek additional funding sources to finance operations as necessary.

         Details regarding the cash flows by activity follow.

         Cash Used in Operating Activities
         ---------------------------------

         During the nine months ended September 30, 2008, cash used in operating activities totaled $6.2 million, a decrease of $4.7 million compared to the nine months ended September 31, 2007. The following items significantly impacted our cash used in operating activities in the nine months ended September 30, 2008 as compared to the same period of 2007:

     o Our net loss in the nine months ended September 30, 2008 totaled $10.0 million versus $12.3 million in the same period of 2007, a decrease of $2.3 million. The decrease was primarily due to an increase in gross profit of $4.6 million over the previous year's results.

     o Our net loss for the three months ended September 30, 2008 included $6.7 million in non-cash charges, which were comprised primarily of $2.8 million in stock-based compensation, $2.2 million in debt modification costs, $750 thousand in interest expense relating to a discount on convertible promissory notes issued in the second quarter of 2008 and $539 thousand in fixed asset depreciation. Non-cash charges in the nine months ended September 30, 2007 were $1.5 million, consisting primarily of stock based compensation of $1.1 million and $323 thousand in depreciation expense. For 2008, the $2.8 million in stock-based compensation primarily relates to the impact of our first quarter 2008 repricing of certain option grants and the issuance of two fully-vested option grants to the CFO and CEO. The $2.2 million in debt modification costs relates to the May 2008 debt extensions and conversion price modifications and consists primarily of a $2.0 million interest charge that will not recur.

         Cash Used in Investing Activities
         ---------------------------------

         During the nine months ended September 30, 2008, cash used in investing activities totaled $3.1 million, an increase of $2.9 million versus the same period in 2007, primarily due to our payment of $3.0 million in cash to the sellers of Inventa.

         Cash Provided by Financing Activities
         -------------------------------------

         During the nine months ended September 30, 2008, cash provided by financing activities totaled $7.2 million from:

     o $7.2 million in proceeds, net of commissions, for the sale of 12.7 million shares out common stock at a price of $0.60 per share,
     o $33 thousand received as proceeds from the exercise of stock options, offset by
     o    $75 thousand repayment of borrowings under a line of credit.

         During the nine months ended September 30, 2007, cash provided by financing activities totaled $10.6 million from:

     o $9.9 million in proceeds, net of commissions, for the sale of 220 debt and equity units ("J Units") at $50 thousand per unit,
     o $656 thousand from the exercise of warrants to purchase our common stock and
     o    $61 thousand from the exercise of stock options.

         Capital Resources and Going Concern
         -----------------------------------

         Our ACS business is at an early stage, sales are unpredictable and revenues could fluctuate substantially. We have recently acquired Inventa, a company with steady sales that to date has not been profitable. We continue to record losses, anticipate doing so in the future, and have not yet recognized revenue from the sales of our ACS product.

         As of October 31, 2008, we had approximately $1.5 million in cash on hand to fund operations and equipment purchases. We anticipate this balance, together with expected receivables and revenue will fund operations at expected expense levels into the third quarter of 2009. Our strategy for financing operations consists of:

     o Selling our ACS products - We have license and services proposals in review by customers and partners which, if accepted, would be a source of operating capital.
     o Providing managed and professional services - we have signed contracts with predictable revenue to deliver services to a group of customers that have long-term relationships with us.
     o Raising funds - through sales of our common stock and the issuance of convertible notes to accredited investors through private offerings. As we continue to develop close relationships with large partners, we are also pursuing strategic investments from those partners.

         We believe that due to an uncertain investment climate, securing additional investment will be difficult. Our sale of ADS technology for $3.5 million in the second quarter of 2008 is the largest sale we have made to date and similar technology sales may not recur. As a result, our uncertainty regarding the ability to raise additional financing or executing additional license and services agreements raises substantial doubt about our ability to continue as a going concern.

         Off-Balance Sheet Arrangements

         On April 27, 2005, we entered into a lease with Bayside Plaza, a partnership, for approximately 15,000 square feet of general commercial offices located at 700 Airport Boulevard, Suite 300, Burlingame, California (the "Premises"). The Premises are used for the purposes of general office use and for software development. The lease has an initial term of three years and is subject to our right to extend the term of the lease for a total of six additional years. In July 2007 we extended this lease for the period May 1, 2008 through April 30, 2009 at the rate of $34,200 per month. Through April 30, 2008 we recognized rent expense for this lease in accordance with Financial Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases." The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement were recognized on a straight-line basis over the lease term; rent expense for the periods May 1, 2008 through April 30, 2009 are recorded at the payment amount.

         On May 30, 2008 we acquired Inventa. As part of the acquisition ANTs assumed the Inventa operating lease of a general commercial facility in Mt.
Laurel, New Jersey at the monthly rent of $10,007. The lease expires March 15, 2015. The lease was amended effective August 1, 2008 to add 4,590 square feet upon receipt of a Certificate of Occupancy, currently scheduled for February 1, 2009. The total monthly rent will be $16,298. The amendment also restates the end of the lease commitment to be seven years from the date of the Certificate of Occupancy for the additional space.

         Under our leases we are obligated to restore facilities to their former condition; these requirements consist of normal maintenance which is considered to be immaterial. Effective June 1, 2008, we agreed to sub-lease a portion of our Burlingame facility to a customer on a month-to-month lease through April, 2009 for $13,000 for rent and utilities, payable each month in advance. Rental expense is shown net of sub-lease income. Total rental expense for the three and nine months ended September 30, 2008 was $87,300 and $214,372 respectively, and $50,004 and $110,008 for the three and nine months ended September 30, 2007, respectively.

         The table below presents our total long-term contractual obligations as of September 30, 2008, for both on and off-balance sheet categories.

                                                           Payments Due by Period
                                                       Payments Due by Period
                                          ----------------------------------------------------------------
                                                        Less than        1-3          3-5      More than
Contractual Obligations                      Total        1 Year        Years        Years      5 Years
----------------------------------------------------------------------------------------------------------
Convertible Notes                          $11,503,226   $  250,000   $11,253,226   $       -    $       -
Operating lease obligations                  1,534,467      409,822       391,181     391,181      342,283
                                          ------------ ------------ ------------- ----------- ------------
Total contractual obligations              $13,037,693   $  659,822   $11,644,407   $ 391,181    $ 342,283
                                          ------------ ------------ ------------- ----------- ------------


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

         There have been no significant changes in our critical accounting estimates during the three months ended September 30, 2008 as compared to the critical estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about July 10, 2008 Sybase, Inc. filed a complaint against us and other defendants, claiming breach of contract and related claims arising from a license agreement between us and Sybase. Sybase alleges that we breached the license agreement by disclosing two items related to the license agreement in a shareholder update, and by allegedly allowing a third party to make offers of employment to former ANTs' employees who joined Sybase as part of the license agreement. The lawsuit, filed in Alameda County Superior Court seeks damages in excess of $25,000 and injunctive relief. We are evaluating the claims, both legally and factually, but based on the information available to us to date, we believe that we have meritorious defenses, and that Sybase has suffered little in the way of damages, and we intend to vigorously defend ourselves.

         On August 22, 2008 Ronald Peterson, a former employee of ours, filed a putative class action against us in San Mateo County Superior Court. In his complaint, Mr. Peterson asks for damages in excess of $25,000 and alleges that we failed to pay required overtime pay, failed to provide meal breaks, and failed to provide rest periods for software programmers, among other things. We are evaluating the claims but based on the information available to us to date, we believe that we have meritorious defenses, and we intend to vigorously defend ourselves.

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

The Current Economic Environment May Affect our Ability to Maintain Revenue.

         The economy is slowing and the credit markets have become acutely tight. It is possible that either of these could affect our revenue prospects. Our revenue to-date has resulted from sales of our technology and provision of managed services. The technology sales are highly variable and face exposure in the current economic climate to the extent that customers who purchase or license our technology are themselves contracting. While it is possible that economic conditions could affect our managed services business, this revenue stream is somewhat insulated since we have long-term contracts and customers use our services to manage important business applications and infrastructure. Removing such services would impair their ability to effectively run their businesses.

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

         We anticipate that current cash resources and expected receivables and revenues will be sufficient to cover expected operating expenses into the third fiscal quarter of 2009. If further financing is not obtained and we are unprofitable by then, we will not be able to continue to operate as a going concern. We believe that in the current economic environment, with credit and liquidity severely restricted and with prospects likely for a deep recession, securing additional sources of financing to enable us to continue as a going concern will be very difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of our products and services. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

         For the nine months ended September 30, 2008 we recognized approximately $6.9 million in revenues. Of those revenues approximately 92% was derived from three customers and we anticipate that our reliance on a small number of customers will continue. A decrease in revenue from any of our largest customers for any reason, including a decrease in pricing or activity, or a decision to either utilize another vendor or to no longer use some or all of the products and services we provide, could have a material adverse affect on our revenue.

We may experience difficulty integrating the Inventa business into ANTs

         On May 30, 2008 we closed the acquisition of Inventa Technologies, Inc. The process of integrating Inventa may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulty, among many others, include:

     o diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration;
     o declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, future prospects, or the direction of the business;
     o the need to integrate Inventa's accounting, management, information, human resource and other administrative systems to permit effective management and the lack of control if such integration is delayed or not implemented;
     o the need to implement controls, procedures and policies appropriate for a public company;
     o the need to transition operations, users, and customers onto our existing platforms; and
     o liability for activities of Inventa before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

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

We provide subcontracting services to partners for a significant portion of our professional services revenue.

         We recorded approximately 40% of our services revenue for the three months ended September 2008 as a subcontractor to our partners. Our ability to generate consistent revenues may depend on our continued positive relationships with these partners and on developing new partners. The use of partners involves certain risks, including risks that they will refer customers to others, that they will terminate partner programs or that they will offer competitive services themselves. Any reduction, delay or loss of referrals or orders from partners may harm our results.

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

         Our common stock is not listed on any exchange and trades in the over-the-counter (the "OTC") market. As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange. Further, the price of our common stock and its volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

     o    sales, sales cycle and market acceptance or rejection of our products;
     o our ability to execute agreements with partners that are successful in selling our products;
     o    economic conditions within the database industry;
     o    our failure to develop and commercialize the ACS;
     o the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof;
     o    the  exercise  and  sale  of  stock  options  by  current  and  former employees; and
     o    domestic  and   international   economic,   business   and   political
          conditions.

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

         Our Bylaws provide for a Board of Directors to be elected in three classes. This classified Board may make it more difficult for a potential acquirer to gain control of us by using a proxy contest, since the acquirer would only be able to elect approximately one-third of the directors at each shareholders' meeting held for that purpose.

Our actual results could differ materially from those anticipated in our forward-looking statements.

         This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or future financial performance. When used in this report, you can identify forward-looking statements by terminology such as "believes," "anticipates," "plans," "predicts," "expects," "estimates," "intends," "will," "continue," "may," "potential," "should" and similar expressions. These statements are only expressions of expectation. Our actual results could, and likely will, differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth above and elsewhere in this report and including factors unanticipated by us and not included herein. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results. Accordingly, we caution readers not to place undue reliance on these statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

(a) Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to our 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
         3.2      Amended  and  Restated  Bylaws  of the  Company,  as listed in
                  Exhibit 3.2 to our 10-K filed on March 17, 2008, is hereby incorporated by reference.
         10.1 License Agreement between ANTs software inc. and Sybase Corporation, dated April 30, 2008 (redacted), as listed in
                  Exhibit 10.1 to our 10-Q filed on August 18, 2008, is hereby incorporated by reference.
         10.2 Asset Purchase Agreement between ANTs software inc. and Four J's Development Tools, Inc., dated May 21, 2008 (redacted), as listed in Exhibit 10.2 to our 10-Q filed on August 18, 2008, is hereby incorporated by reference.
         10.3     Secured  Promissory  Note,  dated May 21,  2008,  as listed in
                  Exhibit 10.3 to our 10-Q filed on August 18, 2008, is hereby incorporated by reference.
         10.4 Merger Agreement between ANTs software inc. and Inventa Technologies Ltd., dated May 15, 2008, as listed in Exhibit
                  10.4 to our 10-Q filed on August 18, 2008, is hereby incorporated by reference.
         10.5 Convertible Promissory Note 1, dated May 30, 2008 (redacted), as listed in Exhibit 10.5 to our 10-Q filed on August 18, 2008, is hereby incorporated by reference.
         10.6 Convertible Promissory Note 2, dated May 30, 2008 (redacted), as listed in Exhibit 10.6 to our 10-Q filed on August 18, 2008, is hereby incorporated by reference.
         10.7 ANTs software inc. 2008 Stock Plan, as listed in Exhibit 10.7 to our 10-Q filed on August 18, 2008, is hereby incorporated by reference.
         31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

         During the fiscal quarter covered by this report, we filed the following reports on Form 8-K:

          1) On August 13, 2008, we announced an amendment to our Form 8-K that provided audited information regarding Inventa Technologies, Inc., a pro forma condensed combined results of operations and a pro forma condensed combined balance sheet.
          2) On August 18, 2008 we issued a press release that contained information regarding our results of operations for the quarter ended June 30, 2008.
          3) On August 29, 2008, we announced a second amendment to our Form 8-K that revised the purchase price and accounting for the convertible notes issued in the acquisition of Inventa Technologies, Inc.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ANTs software inc.

Date:   November 10, 2008              By:     /s/ Joseph Kozak
                                            -----------------------------------------------
                                           Joseph Kozak, Chairman and Chief Executive Officer



Date:  November 10, 2008               By:     /s/ Kenneth Ruotolo
                                           ------------------------------------------------
                                           Kenneth Ruotolo, Secretary and Chief Financial Officer