Form 10-K
period 2008-12-31
ANTS SOFTWARE INC
filed 2009-05-01
CIK 796655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the year ended December 31, 2008

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

                                 (650) 931-0500
              (Registrant's telephone number, including Area Code)

           Securities registered under Section 12(b) of the Act: None

             Securities Registered under Section 12(g) of the Act:
                        Common Stock, $0.0001 par value


                              -------------------

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.      Yes [ ]   No [X]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or 15 (d) of the Exchange Act.   Yes [ ] No [X]

Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.           Yes [X] No [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter. As of June 30, 2008 the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $80 million based on the average bid and asked price of such common stock as reported on the NASD Bulletin Board system. Shares of common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

The issuer had 90,648,369 shares of common stock outstanding as of March 31, 2009.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the year ended December 31, 2008, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

                                TABLE OF CONTENTS
----------------------------------------------------------------------------------------------------------

                                     PART I
Item 1.    Business......................................................................................4
Item 1A.   Risk Factors.................................................................................10
Item 1B.   Unresolved Staff Comments....................................................................15
Item 2.    Properties...................................................................................15
Item 3.    Legal Proceedings............................................................................15
Item 4.    Submission of Matters to a Vote of Security Holders..........................................15

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters and Issuer
           Purchases of Equity Securities...............................................................16
Item 6.    Selected Financial Data......................................................................19
Item 7.    Management's Discussion and Analysis of Financial Conditions and Results of
           Operations...................................................................................19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...................................33
Item 8.    Financial Statements and Supplementary Data..................................................33
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........34
Item 9A.   Controls and Procedures......................................................................34
Item 9B.   Other Information............................................................................37

                                    PART III

Item 10.   Directors, Executive Officers and Corporate Governance ......................................38
Item 11.   Executive Compensation.......................................................................38
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters..............................................................38
Item 13.   Certain Relationships and Related Transaction and Director Independence......................38
Item 14.   Principal Accountant Fees and Services.......................................................38

                                     PART IV

Item 15.  Exhibits, Financial Statements and Schedules..................................................39
Signatures..............................................................................................81
Exhibits................................................................................................83

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

Forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "hopes," "may," "will," "plans," "intends," "estimates," "could," "should," "would," "continue," "seeks" or "anticipates," or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, problems incurred in establishing sales and sales channels, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include, but are not limited to, statements under the captions "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other sections in this Annual Report. You should be aware that the occurrence of any of the events discussed under the heading "Item 1A -- Risk Factors" and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this Annual Report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.


                                     PART I

ITEM 1. BUSINESS

The Company

ANTs software inc. is developing the ANTs Compatibility Server ("ACS") and develops, markets and supports the ANTs Data Server "ADS". ACS is middleware that is intended to offer a fast, cost-effective method to move applications from one database to another and enable enterprises to achieve cost efficiencies by consolidating their applications onto fewer databases.

Restatement

We have restated our balance sheets as of December 31, 2007 and 2006 and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years ended December 31, 2007 and 2006 to correct errors in such consolidated financial statements.

The restatement of our financial statements is based upon a review of the accounting treatment of certain transactions entered into with certain investors in 2006 and 2007 (see Note 14 of the Consolidated Financial Statements for a description of these transactions). During this review, we discovered of the Consolidated Financial Statements that we had incorrectly applied a restriction discount to the market value of our common stock based on a long history of selling restricted common stock to a group of investors. The discounted stock price was then used in the allocation between debt and equity for Units of convertible promissory notes and restricted common shares, which were sold to investors in late 2006 and early 2007. The discounted stock price was also used to determine if there was a beneficial conversion related to the convertible promissory notes. The same methodology was used in late 2007 when we issued convertible promissory notes along with common stock warrants. See Note 2 of the Consolidated Financial Statements for the impact of the restatements to 2007 and 2006.

In light of this restatement, the Company concluded that a material weakness existed at December 31, 2008 in the design and effectiveness of internal controls related to accounting for the issuance of Warrants and Convertible Notes Payable. See Item 9A below.

Corporate History

ANTs software inc. (sometimes referred to herein as "ANTs" or "we") is a Delaware corporation headquartered in Burlingame, California. Our shares are traded on the OTC Bulletin Board under the stock symbol ANTSE. We are the successor to Sullivan Computer Corporation, a Delaware corporation incorporated in January 1979, which, in 1986 changed its name to CHoPP Computer Corporation. In 1997, we reincorporated from Delaware to Nevada, and in February 1999 changed our name to ANTs software.com. In July 2000, we merged with Intellectual Properties and Technologies, Inc., a wholly owned subsidiary with no significant assets. In December 2000, we reincorporated from Nevada to Delaware and changed our name from ANTs software.com to ANTs software inc.

Since 2006, we have focused our efforts on development related to the ACS, which is based on research and development related to the ADS which began in 2000. We either license this technology to customers or sell the proprietary technology and related licenses to the customers.

Technology and Intellectual Property

Beginning in 2000, we focused on development of the ADS and core high-performance database technologies. In May 2008, we sold those high-performance technologies and the intellectual property related to them, retaining a license to use those technologies in ACS. The sale of the ADS technology was recorded as revenue in the financial statements. In 2007, we began developing ACS. We have developed proprietary technologies related to ACS which we regard as trade secrets and we are pursuing patent protection on a number of these technologies. Our Professional Services team has also developed proprietary technologies used in the monitoring and management of applications and databases. We regard these technologies as trade secrets.

The ANTs Compatibility ServerTM

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

Professional Services

Established in 1993, Inventa Technologies, Inc. ("Inventa"), our IT managed services and professional services division (together, "Professional Services"), provides pre- and post-sales services related to the ACS and application migration, application and database architecting, monitoring and management. Inventa provides the following services:

ACS Services. This service assists customers in establishing a database consolidation strategy, action plan for migrating applications among databases, installation, deployment and post-deployment monitoring and tuning.

Monitoring Infrastructure Management. This service provides management of monitoring infrastructure including: architecture planning, agent deployment and support, and agent configuration with threshold management. The core infrastructure for this service can either be hosted and managed by us or deployed directly within a customer's environment and individual events / alarms transitioned back to customer employees.

Monitoring and Event Management. This service provides a fully functional 24x7x365 Network Operations Center ("NOC") responsible for isolating critical events, opening trouble tickets, and escalating the event's visibility within the customer's organization. This service can be hosted entirely within our NOC or portions can be integrated with or hosted directly within the customer's environment.

Visualization and Trending. Our ESM Integrator(TM) portal captures, centralizes and integrates performance metrics collected by the monitoring infrastructure deployed as a component of our other services or layered upon existing data sources residing within the customer's environment. Sources of data are not limited to components monitored by our service; we can integrate virtually any business metrics, or other third party data for enterprise-wide reporting which is platform independent.

Performance Management. The most popular way organizations attempt to solve their performance issues is with faster, more powerful hardware. While this generally produces some positive results, the benefit is very costly in both hardware and tiered software. Additionally, performance is typically addressed only when business or system reliability is impacted thereby creating additional pressure to the already constrained customer staff to fix the issue. Our Performance Management Service is pro-active and can help maximize the customer's existing resources in a cost-effective and manageable way.

Capacity Planning. This service provides organizations with the ability to anticipate the effects of growth and plan for that growth. Customers are able to map out a strategy to accommodate spikes in transaction volumes and overall growth while maintaining response time and uptime.

Code Quality Management. Performance quality, reliability, and capacity are results of how well applications are designed and implemented. Our Code Quality Management service uses our time-tested code analysis tools to assist customers in tracking overall code quality and improvements as new application versions are released.

We provide Professional Services to customers in the banking, insurance, gaming, automotive and high-technology industries. We have extensive experience in architecting enterprise application and database deployments, upgrades and migrations and in installing, configuring, deploying and maintaining database products from major vendors such as IBM, Oracle, Microsoft and Sybase. We have developed proprietary software that enables us to remotely monitor, diagnose and maintain customer applications and databases, saving customers the cost of having to maintain in-house IT resources needed to deliver these services. We typically sign annual and multi-year contracts and the majority of our customers renew.

We deliver our services through a remote delivery model from our New Jersey office which contains a network operations center and our Center of Excellence for database migrations. The network operation center provides customers with remote assessment, diagnostic and tuning capabilities through secure remote connection 24 hours a day, seven days a week. The Center of Excellence was established to demonstrate for customers that our database migration services are capable of assisting in the migration of data either remotely or on-site. The Center of Excellence is also a state-of-the-art training facility for the new services personnel we expect to recruit from numerous colleges and universities in the Mid-Atlantic region.

We integrate our professional services capabilities tightly into the pre and post-sales process, enabling us to:

     o    Accurately assess the customer's operating environment;
     o Propose the most efficient database consolidation and application migration solution;
     o Efficiently deploy ACS and assist the customer in testing before "going live"; and
     o Post-deployment, provide application monitoring, maintenance and service past deployment

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

According to IDC Research, the markets in which our Professional Services division operates, IT services and application management, was projected at $122 billion in 2007 with IBM Global Services, HP/EDS and Accenture being among the largest vendors in those markets. We have a unique combination of experience, skills and proprietary software that allow us to address a segment of the IT services market centered on database and application monitoring, maintenance and services. In addition to this established market we anticipate that our professional services group will be the first provider of migration and consulting services resulting from pre- and post-sales of our ACS products. Customers will look to us as the experts in database consolidation to provide a full range of services related to ACS installation, deployment and use. To the extent that this becomes a new "market" for professional services, we are in a position to capitalize on it.

Strategy

Our go-to-market strategy adapts with changes in the competitive structure of the database market. The refinement of our strategy is a continuous and iterative process, reflecting our goal of providing a cost-effective solution across a wide variety of applications. Our strategy has recently included:

     o Developing partnerships with IBM, Oracle, Microsoft, Sybase and others to bring our products to market;
     o Focusing on large enterprise customers who can realize significant savings by migrating applications among leading database products;
     o    Selling or licensing our products directly;
     o    Selling our products and technologies through partners; and
     o Developing custom versions of our products for partners and selling or licensing that technology to them.

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

If we are successful in our go-to-market strategy, we intend to generate revenue through a range of activities which may include: sales of developed technology, licenses, royalties, custom development and professional services. If one or more of the large database vendors resells our products, we would expect to share in that license and maintenance revenue. Each sale of our products or related technology will require installation, testing, tuning and other professional services. We intend to generate revenue by providing those services.

We generated significant revenues related to the license and sale of our ADS technologies during the year-ended December 31, 2008. We expect to generate revenues from existing and new contracts with our Professional Services customers, and if successful, we expect to generate additional revenues related to ACS.

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

Competitors in the Professional Services market are large and well-established, with vendors such as IBM Global Services, Accenture and HP/EDS offering a wide range of services. We have maintained long-term relationships with our customers and have been successful in renewing contracts and in signing multi-year contracts.

Current Operations

Our operations consist of:

     (i) Developing Database Migration Technologies and the ACS - we develop and market ACS, a faster, cost-effective way to consolidate databases, allowing customers to efficiently use IT resources and drive down operating costs.

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

Our headquarters are located in Burlingame, California and we have an office in Mt. Laurel, New Jersey. We have financed operations through private offerings to accredited investors to whom we have sold common stock and issued convertible promissory notes and warrants. We expect to continue to raise capital for operations through such private offerings until we generate positive cash flows from operations. We believe we have sufficient funds to cover operations into the third quarter of 2009 at our expected expense rate. This expectation includes the anticipated receipt of the final payment from a customer as shown in the Consolidated Balance Sheet. We expect that our focus over the next year will be on the development and marketing of ACS and on the growth of our Professional Services offerings.

Employees

As of December 31, 2008, we had 45 full-time employees, all based in the United States. Of the total number, 30 were engaged in managed and professional services, 4 in research, development and customer support, 6 in business development/marketing, and 5 in general, administrative and finance. We have not experienced work stoppages, are not subject to any collective bargaining agreement and believe that our relationship with our employees is good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15 (d) of the Securities and Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.ants.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

Executive Officers

ANTs executive officers and principal employees as of December 31, 2008:

Name                      Age     Position

Joseph Kozak...............58     Chairman, President and Chief Executive Officer, Class 1 Director,
                                  term expires in 2010


Joseph Kozak - Chairman, President and Chief Executive Officer

Joseph Kozak joined ANTs in June 2005 as President and was named Chief Executive Officer and appointed to the Board of Directors in August 2006 and was appointed Chairman of the Board of Directors in October 2007. Mr. Kozak brings 25 years of front-line leadership experience in sales, marketing and business development. Mr. Kozak joined ANTs from Oracle Corporation, where he was Vice President of Industry Sales. While with Oracle he defined and executed global strategies for retail, distribution, life science, process manufacturing, and consumer packaged goods industries. He also managed Oracle's acquisition of Retek, Inc. a $630 million purchase in the retail applications space. Prior to Oracle, Mr. Kozak was CEO of Lombardi Software a manufacturer of business process management solutions. He was also a partner with Ernst and Young, LLP, in the retail and consumer packaged goods division; Vice President of Sales for SAP America, where he was responsible for the retail distribution and consumer goods business units for the Americas; and Mr. Kozak held numerous management positions with AT&T and IBM.

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

Economic Risks

The fragile state of the worldwide economy could impact the company in numerous ways.

The effects of the recent worldwide economic crisis has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, has impacted levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic crisis, weakness in the credit markets and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously-purchased products and services. Also, we may have difficulties in securing additional financing.

Business Risks

We have a history of losses and a large accumulated deficit and we may not be able to achieve profitability in the future.

For the years ended December 31, 2008 and 2007 we incurred net losses of $11,628,584 and $17,643,219, respectively. Our accumulated deficit totals $87,929,614. There can be no assurance that we will be profitable in the future. If we are not profitable and cannot obtain sufficient capital, we may have to cease our operations.

We may be unable to successfully execute any of our identified business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

     o Our ability to raise substantial additional capital to fund the implementation of our business plan;
     o    Our ability to execute our business strategy;
     o    The ability of our products and services to achieve market acceptance;
     o Our ability to manage the expansion of our operations and any acquisitions that we may make, which could result in increased costs, high employee turnover or damage to customer relationships;
     o    Our ability to attract and retain qualified  personnel;
     o    Our ability to manage our third party relationships effectively; and
     o Our ability to accurately predict and respond to rapid technological changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant adverse effect on our ability to implement our business plan and our ability to pursue other opportunities that arise.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers, including Joseph Kozak, our Chief Executive Officer, and other key employees. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a material adverse effect on us. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a material adverse affect on us.

We depend on a limited number of customers for a significant portion of our revenue.

During 2008 our three largest customers accounted for approximately 92% of our revenue. Revenue from one of these customers was $3.6 million, or 44% of total revenues. Revenues from the second and third customers were $2.4 million, or 28% of total revenues, and $1.7 million or 19% of total revenues, respectively. A decrease in revenue from any of our largest customers for any reason, including a decrease in pricing or activity, or a decision to either utilize another vendor or to no longer use some or all of the products and services we provide, could have a material adverse affect on our revenue.

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

A significant portion of our sales has been, and we believe will continue to be, made through reselling partners and independent software vendors (together "Partners"). As a result, our success may depend on the continued sales efforts of Partners, and identifying and entering into agreements with additional Partners. The use of Partners involves certain risks, including risks that they will not effectively sell or support our products, that they will be unable to satisfy their financial obligations with us, and that they will cease operations. Any reduction, delay or loss of orders from Partners may harm our results. There can be no assurance that we will identify or engage qualified Partners in a timely manner, and the failure to do so could have a material adverse affect on our business, financial condition and results of operations.

If we are unable to protect our intellectual property, our competitive position would be adversely affected.

We rely on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property. However, we have not yet filed any patent applications on any technology or inventions included or incorporated in the ACS product. Despite our precautions, unauthorized third parties may copy our products and services or reverse engineer or obtain and use information that we regard as proprietary. We have filed 13 patent applications with the United States Patent and Trademark Office and intend to file more. Six patents have been granted; however, we do not know if the remaining seven applications will be granted or whether we will be successful in prosecuting any future patents. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and third parties may infringe or misappropriate our patents, copyrights, trademarks and similar proprietary rights. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer. We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us. It is possible, however, that such a claim might be asserted successfully against us in the future. We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

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

Up until approximately 2004, the Company did not have significant operations. Since that time, we have been in the process of developing our ADS and ACS products.

We have indemnified our officers and directors.

We have indemnified our Officers and Directors against possible monetary liability to the maximum extent permitted under Delaware law.

Market acceptance of our products and services is not guaranteed and our business model is evolving.

We are at an early stage of development and our revenue will depend upon market acceptance and utilization of our products and services, including ACS which is now under development. Our products are under constant development and are still maturing. Customers may be reluctant to purchase products from us because they may be concerned about our financial viability and our ability to provide a full range of support services. Given these risks, customers may only be willing to purchase our products through partners who are not faced with similar challenges. We may have difficulty finding partners to resell our products. Also, due to current economic conditions, including the current recession, some potential customers may have tightened budgets for evaluating new products and technologies and the evaluation cycles may be much longer than in the past. There can be no assurance that our product and technology development or support efforts will result in new products and services, or that they will be successfully introduced.

Technology Risks

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

We believe that the market for our products will be characterized by increasing technical sophistication. We also believe that our eventual success will depend on our ability to continue to provide increased and specialized technical expertise. There is no assurance that we will not fall technologically behind competitors with greater resources. Although we believe that we enjoy a lead in our product development, and believe that our patents on the ACS and trade secrets provide some protection, we will likely need significant additional capital in order to maintain that lead over competitors who have more resources.

We face rapid technological change.

The market for our products and services is characterized by rapidly changing technologies, extensive research and the introduction of new products and services. We believe that our future success will depend in part upon our ability to continue to develop and enhance ACS and to develop, manufacture and market new products and services. As a result, we expect to continue to make a significant investment in engineering and research and development. There can be no assurance that we will be able to develop and introduce new products and services or enhance our initial products in a timely manner to satisfy customer needs, achieve market acceptance or address technological changes in our target markets. Failure to develop products and services and introduce them successfully and in a timely manner could adversely affect our competitive position, financial condition and results of operations.

Financing Risks

A failure to obtain financing could prevent us from executing our business plan or operate as a going concern.

We anticipate that current cash resources will be sufficient for us to execute our business plan into the third quarter of 2009. This expectation includes the anticipated receipt of the final payment from a customer as shown in the Consolidated Balance Sheet. If further financing is not obtained we will not be able to continue to operate as a going concern. We believe that securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of our product and technology. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

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

Shareholder Risk

There is a limited market for our common stock.

Our common stock is not listed on any exchange and trades in the over-the-counter ("OTC") market. As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange. Further, the price of our common stock and its volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

     o    sales, sales cycle and market acceptance or rejection of our products;
     o    our  ability  to sign  Partners  who are  successful  in  selling  our products;
     o    economic conditions within the database industry;
     o    our failure to develop and commercialize the ACS;
     o the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and
     o    domestic  and   international   economic,   business   and   political
          conditions.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on these internal controls. If we fail to adequately maintain compliance with, or maintain the adequacy of, our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price. As discussed in Section 9A, we have concluded that we had a material weakness in the internal control environment. This material weakness was related to the restated 2006 and 2007 financial statements.

Our actual results could differ materially from those anticipated in our forward-looking statements.

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or future financial performance. When used in this report, you can identify forward-looking statements by terminology such as "believes," "anticipates," "plans," "predicts," "expects," "estimates," "intends," "will," "continue," "may," "potential," "should" and similar expressions. These statements are only expressions of expectations. Our actual results could, and likely will, differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth above and elsewhere in this report and including factors unanticipated by us and not included herein. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results. Accordingly, we caution readers not to place undue reliance on these statements.

Limitation on ability for control through proxy contest.

Our Bylaws provide for a Board of Directors to be elected in three classes. This classified Board may make it more difficult for a potential acquirer to gain control of us by using a proxy contest, since the acquirer would only be able to elect approximately one-third of the directors at each shareholders' meeting held for that purpose.

Our securities may be de-listed from the OTC Bulletin Board if we do not meet continued listing requirements.

If we do not meet the continued listing requirements of the OTC Bulletin Board ("OTC") and our securities are de-listed by the OTC, trading of our securities would likely be halted. In such case, the market would be negatively affected and we could face difficulty raising capital necessary for our continued operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in Burlingame, California. We lease approximately 15,000 square feet of office space, of which approximately 20% is currently utilized. We also maintain a facility in Mt. Laurel, New Jersey, where we lease approximately 7,300 square feet of office space as of December 31, 2008.
Effective January 6, 2009, leased square foot at our Mt. Laurel facility increased to approximately 12,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

On July 10, 2008, Sybase, Inc. ("Sybase") an enterprise software and services company, filed a complaint for common law unfair business practices, and tortuous interference with contractual relations, among other things, in the Superior Court of the State of California, County of Alameda. Sybase is seeking an injunction, and damages, among other legal and equitable relief. We believe that this lawsuit is without merit and intends to continue vigorously defending itself.

On August 22, 2008, a former ANTs employee, filed a putative class action complaint for all current and former software engineers, for failure to pay overtime wages, and failure to provide meal breaks, among other things, in Superior Court of the State of California, County of San Mateo. The former employee is seeking an injunction, damages, attorneys' fees, and penalties. We believe that this lawsuit is without merit and intends to continue vigorously defending itself.

On October 14, 2008, Bayside Plaza ("Bayside"), a partnership, filed a complaint for breach of contract in Superior Court of the State of California, County of San Mateo. Bayside is seeking approximately $50,000 in rent, late fees and operating expenses per month from October 2008. The Company intends to continue defending itself.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to our shareholders for a vote from October 1, 2008 to December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (a) Price Range of Common Stock

Our common equity is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "ANTSE."

The following is the range of high and low closing bid prices of our stock, for the periods indicated below. This information was obtained from Yahoo! Finance Historical Quotes, and can be found at the following Internet address: http://finance.yahoo.com/q/hp?s=ANTSE.OB.

                                                     High              Low
Quarter Ended June 30, 2009
  through April 24, 2009                            $0.59             $0.42
Quarter Ended March 31, 2009                         0.68              0.32

Quarter Ended December 31, 2008                      $.71             $0.30
Quarter Ended September 30, 2008                     0.92              0.52
Quarter Ended June 30, 2008                          1.26              0.80
Quarter Ended March 31, 2008                         1.30              0.71

Quarter Ended December 31, 2007                     $1.45             $0.65
Quarter Ended September 30, 2007                     2.14              1.50
Quarter Ended June 30, 2007                          2.00              1.49
Quarter Ended March 31, 2007                         2.56              1.92

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of March 31, 2009 there were 90,648,369 shares of common stock issued and outstanding and approximately 1,358 registered holders of record of our common stock.

COMPANY STOCK PRICE PERFORMANCE

The following information shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that ANTs specifically incorporates it by reference into a filing.

The graph below compares the cumulative total shareholder return on ANTs common stock for the last five full years with the cumulative return on the NASDAQ composite and the Peer group for the same period. The graph assumes that $100 was invested in ANTs common stock and in each of the other indices on December 31, 2003 and that all dividends were reinvested. ANTs has never paid cash dividends on its stock. The comparisons in the graph below are based on historical data, with ANTs common stock prices based on the closing price on the dates indicated and are not intended to forecast the possible future performance of ANTs common stock.

                                          Dec-2003  Dec-2004  Dec-2005  Dec-2006  Dec-2007  Dec-2008
                                          --------  --------  --------  --------  --------  --------
ANTs Software, Inc.                        100.00    234.41    223.66    260.22     76.34     39.78
NASDAQ Composite                           100.00    109.16    111.47    123.05    140.12     84.12
NASDAQ Computer and Data Processing Index  100.00    110.23    113.97    127.96    156.36     90.00
Peer Group Only                            100.00     68.28     59.45     73.07    159.82     53.86

                [SEE SUPPLEMENTAL PDF FOR GRAPHIC OF ABOVE CHART]


     (b) Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

     (c) Recent Sales of Unregistered Securities

In 2008, the Company received $7,615,000 from accredited investors for the sale of 12,691,667 shares of common stock, at a price of $0.60 per share and incurred commission costs of $367,200. The Company issued 510,757 shares of common stock and a warrant to purchase up to 50,166 shares at an exercise price of $0.60 in connection with this private placement.

Other equity transactions:

2008

As discussed in Note 4 of the Consolidated Financial Statements, on May 30, 2008 Inventa Technologies, Inc. was acquired for a total purchase price of $28.8 million, which included cash payments of $3,000,000 and issuance of 20 million shares of the Company's common stock valued at $1.20 per share. The Company also issued $2 million in promissory notes to the seller, with a fair value of approximately $1.4 million convertible into 2.5 million shares of common stock. As a result of the acquisition of certain intangible assets, we recorded a deferred tax liability of approximately $344,000. As discussed in Note 14 of the Consolidated Financial Statements, the notes had a beneficial conversion feature approximating $1,355,600 which was allocated to additional paid-in capital.

On March 26 and March 31, 2008, the Board of Directors approved a repricing of certain stock options and warrants for employees, consultants and Board members to the then-current market price of the Company's common stock. Officers and Board members forfeited 1,193,667 vested and unvested shares in connection with the repricing. In accordance with the provisions of FAS 123(R), $786,545 in stock compensation expense was recognized, net of forfeiture credits, as a result of the repricing.

For the year ended December 31, 2008 a total of $3,015,662 in compensation expense was recognized related to the vesting of employee stock options and the repricing and $132,281 in professional fees was recognized related to the vesting of non-employee stock options and warrants in accordance with the accounting guidelines set forth in SFAS 123 (R) and EITF 96-18, respectively.

During 2008, a total of 47,500 shares of common stock were issued through the exercise of stock options with original exercise prices ranging from $.52 to $.81, resulting in gross proceeds of $32,670.

2007

Funds raised through private offerings to accredited investors:

In the first quarter of 2007, the Company entered into agreements with accredited investors to purchase 220 J Units, raising $11,000,000. Pursuant to the sale, the Company issued 3,142,700 shares of common stock with share prices between $1.92 and $2.35 (restated), and issued Notes with an initial face value of $5,500,000. In accordance with EITF 00-27, the Company allocated the cash received between debt and equity based on the relative fair value of each piece of the instrument. As a result, value ascribed to the debt portion was $4,150,577 and the value ascribed to the equity portion was $6,849,423.

The Company paid $1,100,000 in cash commissions and issued 145,440 shares of common stock which were valued between $1.92 and $2.35 per share or $449,228. The total commission value of $1,549,228 (restated) was allocated between debt issuance costs and additional paid-in capital as a cost of raising the equity portion of the offering, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable and stockholders' equity. This resulted in a recognition of $584,166 (restated) prepaid debt issue costs and a reduction of additional paid in capital of $956,061 (restated).

As more fully discussed in Note 14, "Convertible Notes Payable with Warrants", in the fourth quarter of 2007 the Company issued two convertible promissory notes payable with a principal value of $3,003,226, along with 2,002,150 warrants exercisable at $0.80 (after modification) per share. The $3,003,226 in cash proceeds were allocated between notes payable and equity in proportion to their relative fair values on the date of each issuance, which resulted in a discount on notes payable and an increase of additional paid-in capital of $479,829 (restated).

Funds raised through cash exercises of stock options and warrants:

For the year ended December 31, 2007, stock options covering a total of 60,000 shares were exercised, generating $60,600 in cash proceeds to the Company. In the last two quarters of 2007, warrants covering 796,900 shares were exercised at a modified discounted price of $1.25 per share, resulting in proceeds of $996,125 to the Company.

Other equity transactions:

For the year ended December 31, 2007, $1,488,405 was recognized in compensation expense related to vesting of employee stock options, and $99,417 in professional fees was recognized related to the vesting of non-employee stock options and warrants in accordance with the accounting guidelines set forth in SFAS 123 (R) and EITF 96-18, respectively.

Stock Repurchases

There were no shares repurchased by us during 2008.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our financial statements. This data should be read in conjunction with the financial statements and notes and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                Fiscal Years ended December 31,
                                        -------------------------------------------------------------------------------
                                                              2007            2006
                                             2008          (restated)      (restated)         2005            2004
                                        ---------------  ---------------  -------------  --------------  --------------
Operations:
   Revenue                              $    8,282,729   $      359,706   $    287,832   $     466,620   $           -
   Operating expenses                       13,449,745       16,305,299     15,532,252       9,154,979       5,060,292
   Net loss                                (11,628,584)     (17,643,219)   (15,131,978)     (8,704,497)     (5,060,061)
   Basic and diluted net loss per share $        (0.15)  $        (0.31)  $      (0.30)  $       (0.22)  $       (0.16)

Financial Position:
   Cash and cash equivalents            $    2,051,807   $    4,480,694   $  4,698,949   $   6,381,932   $   1,448,724
   Working capital                           2,358,848        3,494,081      4,154,858       5,525,616       1,196,604
   Total assets                             33,456,805        5,886,727      5,986,238       7,436,357       1,868,616
   Stockholders' equity (deficit)       $   28,043,297   $   (1,338,192)  $  4,628,771   $   6,412,586   $   1,529,181

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations for the years ended December 31, 2008, 2007 and 2006 are summarized in the table below.

                                                             2007                     2006
                                   2008      % Change     (Restated)   % Change    (Restated)
                              -------------- ---------  -------------- --------- --------------

Revenues                      $   8,282,729    2203%    $     359,706      25%    $     287,832
Cost of revenues                  3,230,490   25383%           12,677     -47%           23,893
                              --------------            --------------           --------------
   Gross profit                   5,052,239    1356%          347,029      31%          263,939
Operating expenses               13,507,419     -17%       16,305,299       5%       15,532,252
                              --------------            --------------           --------------
   Loss from operations          (8,455,180)    -47%      (15,958,270)      5%      (15,268,313)

Other (expense) income, net      (3,700,584)    120%       (1,684,949)  -1336%          136,335
Income tax benefit                  527,180                         -                         -
                              --------------            --------------           --------------
   Net loss                     (11,628,584)    -34%      (17,643,219)     17%     (15,131,978)
                              ==============            ==============           ==============

Net loss per share -
   basic and diluted          $       (0.15)    -52%    $       (0.31)      3%   $        (0.30)
                              ==============            ==============           ==============

Shares used in computing basic
 and
   diluted net loss per share    77,847,729      37%       56,618,971      12%       50,474,155
                              ==============            ==============           ==============

Revenues

Revenues for 2008 consist of product revenues representing sales of customized platforms using our intellectual property, licenses and royalties and services revenues representing managed and professional services fees for maintenance and support services. Future revenues are expected to include sales and licenses of our ACS product and related technology, managed services revenue related to existing and new contracts and professional services revenue from pre and post-sales consulting related to ACS and other database consolidation technologies we may develop.

Revenues for 2007 and 2006 relate to the ADS and consist of license fees, recognition of maintenance and support services over the term of the agreements, royalties from third parties that resell ADS, and professional services fees. Professional services revenues relate to post-sales consulting.

During 2008, we recognized approximately $8.3 million in revenue, an increase of approximately $7.9 million over 2007. Of the total recognized (in thousands):

     o    $3,100 for the sale of our ADS technology;
     o $3,000 represents seven month's services revenue from our Inventa subsidiary;
     o    $1,200 in ADS license fees;
     o    $107 were ADS license  revenues under a revenue sharing  agreement;
     o    $42 were maintenance and support fees;
     o    $42 was professional services revenue performed by ANTs.

During 2007, we recognized approximately $360,000 in revenue, an increase of approximately $72,000 from 2006. Of the total recognized:

     o $258,000 was license and royalty revenues, an increase of $101,000 versus 2006. The increase was primarily due to a first-time minimum royalty payment, which was offset by lower license revenue from direct sales;
     o $101,000 was maintenance and support fees, a $5,000 decrease from the prior year; and
     o We did not provide any professional services during 2007, resulting in a $24,000 decrease in professional services revenue from 2006 as no such services were requested by our customers in 2007.

Cost of Revenues

Cost of revenues was approximately $3.2 million, $13,000 and $24,000 for 2008, 2007 and 2006, respectively. Cost of revenues in 2008 consists of personnel costs to provide managed and professional services, separation costs for personnel related to the license and sale of ADS, software development costs, and third-party licenses related to the sale and license of ADS. Cost of revenues in 2007 and 2006 consisted of third-party licenses and services.

Operating Expenses

Operating expenses for the years ending December 31, 2008, 2007 (restated) and 2006 were as follows:

                                    % of               2007      % of               2006      % of
                           2008     Total  % Change  (Restated)  Total  % Change  (Restated)  Total
                       ------------------  --------  ----------- -----  --------  ----------- ------

Sales and marketing    $  2,097,537  16%    -29%     $ 2,939,481  18%    -43%     $ 5,164,937   33%
Research and
 development              6,652,346  49%    -30%       9,442,521  58%     40%       6,736,381   43%
General and
 administrative           4,699,862  35%     20%       3,923,297  24%      8%       3,630,934   24%
                       ------------ -----  -------- ------------ -----  --------  ----------- ------
Total operating
 expenses              $ 13,449,745 100%    -17%     $16,305,299 100%      5%     $15,532,252  100%
                       ============ =====  ========  =========== =====  ========  =========== ======



Our primary expenses are salaries, benefits and consulting fees relating to developing and marketing the ANTs Compatibility Server, marketing and selling managed and professional services, and general and administrative expenses.

The number and distribution of full-time employees as of December 31, 2008, 2007 and 2006 were as follows:

                                 % of      2007      % of      2006      % of
                        2008     Total   (Restated)  Total   (Restated)  Total
                      ----------------------------------------------------------
Cost of Revenues         30       67%        -         0%        -         0%
Sales and marketing       6       13%        3         8%       12        23%
Research and
 development              4        9%       29        78%       32        62%
General and
 administrative           5       11%        5        14%        8        15%
                      ----------------------------------------------------------
Headcount at end of
 period                  45      100%       37       100%       52       100%
                      ----------------------------------------------------------



Sales and Marketing Expenses

Sales and marketing expense consists primarily of employee salaries, commissions and benefits, stock-based compensation, professional fees, travel and entertainment and corporate overhead allocations.

The components of sales and marketing expenses are presented in the table below.

                                               For the years ended December 31,
                                 ------------------------------------------------------------
                                                           2007                    2006
                                      2008    % Change   (Restated)  % Change    (Restated)
                                 ------------------------------------------------------------
Employee compensation and
 benefits                        $    908,444     -33%  $1,348,694       -34%  $  2,049,870
Stock-based compensation              359,286      90%     189,188        -9%       208,085
Professional fees                     308,447     -53%     660,534       -24%       868,046
Travel and entertainment              169,546     -42%     290,324       -45%       526,770
Amortization of customer
 relationships                        138,916     ---            -       ---              -
Corporate allocations from
 general and
   administrative expenses             56,073     -36%      87,009       -51%       177,417
Events and promotions and other       156,825     -57%     363,732       -73%     1,334,749
                                 ------------   ------  ----------    -------  --------------
Total                            $  2,097,537     -29%  $2,939,481       -43%  $  5,164,937
                                 ------------   ------  ----------    -------  --------------

Headcount at end of period                  6     100%           3       -75%            12


* For the purposes of our analysis of key expenses, 2006 results have been reclassified from previously reported amounts in both employee compensation and benefits and stock-based compensation, as follows:

          o We have combined certain employee-related benefits together in our presentation of employee compensation and benefits.

2008 versus 2007 Results
------------------------

Total sales and marketing expense decreased by approximately $842,000 (restated), a 29% decrease in 2008 versus 2007, due primarily to the following:

     o Employee compensation and benefits decreased by 33% due to reductions in our direct sales team as we implemented our partner strategy relying less on direct sales efforts and due to the transfer of pre-sales technical staff to research and development. Somewhat offsetting the savings is the addition of four Inventa staff.
     o Stock-based compensation increased 90% primarily due the repricing of certain stock options and warrants to the market value of our common stock as of March 26 and March 31, 2008. We do not expect the expenses incurred due to the repricing and the option grant to recur.
     o Professional fees decreased 53% due to our change in go-to-market strategy. By pursuing partner sales, we reduced end-user marketing and lead-generation programs.
     o Travel and entertainment decreased 42% as we decreased our sales and marketing team from 2007 levels.

     o Corporate allocations decreased 36% due to lower headcount in sales and marketing and cost savings in employee benefits.
     o 2008 results reflect seven months' expenses related to Inventa (acquired May 30, 2008), whereas 2007 results include no expenses related to Inventa.

2007 versus 2006 Results
------------------------

Total sales and marketing expenses decreased by $2.2 million, a 43% decrease in 2007 versus 2006 due primarily to the following:

     o Employee compensation and benefits decreased 34% in 2007 versus 2006 due to reductions in our direct sales team as we implemented our ADS partner strategy and due to the transfer of pre-sales technical staff to research and development.
     o Marketing programs decreased 73% due to our change in go-to-market strategy. By selling through partners rather than selling directly to end-users, we eliminated end-user marketing and lead-generation programs and reduced advertising and trade-show attendance.
     o Stock-based compensation decreased 9% primarily due to reduced headcount from 12 at the end of 2006 to 3 at the end of 2007.
     o Travel decreased 45% because our partnering strategy required less travel and due to the reduction in our sales team.

Research and Development Expenses

Research and development expense consists primarily of employee compensation and benefits, contractor fees, stock-based compensation and equipment and software.

The components of research and development expense are presented in the table below.

                                             Years ended December 31,
                             -------------------------------------------------------
                                                     2007                   2006
                                  2008  % Change   (Restated) % Change    (Restated)
                             -------------------------------------------------------
Employee compensation
 and benefits                 $3,005,928    -44%  $ 5,366,836     33%   $4,046,325
Contractor fees                1,891,884    -16%    2,245,030     60%    1,401,728
Stock-based compensation         966,673     30%      741,312     46%      507,600
Equipment and computer
 supplies                        284,304    -28%      396,449     -6%      423,966
Corporate allocations
 from general and
 administrative expenses         380,400    -22%      489,116     43%      342,407
Other                            123,157    -40%      203,778   1320%       14,355
                              ----------   ------ -----------   -----   ----------
Total                         $6,652,346    -30%  $ 9,442,521     40%   $6,736,381
                              ----------   ------ -----------   -----   ----------

Headcount at end of period             4    -86%           29     -9%           32


* For the purposes of our analysis of key expenses, 2006 results have been revised from previously reported amounts in both employee compensation and benefits and stock-based compensation, as follows:

     o We have combined certain employee-related benefits together in our presentation of employee compensation and benefits.
     o Due to reductions in headcount and multiple functional responsibilities of certain employees, effective January 1, 2007, we began allocating a portion of certain employees' salaries and bonuses between departments based on each employee's contribution to that department.
     o Stock-based compensation has been revised to include expenses recognized on issuances of warrants and options to non-employees.

2008 versus 2007 Results
------------------------

Total research and development expense decreased by $2.8 million, a 30% decrease in 2008 versus 2007, due primarily to the following:

     o Employee compensation and benefits decreased 44% due to a decrease in headcount from 29 as of December 31, 2007 to 4 as of December 31, 2008. The decrease is primarily due to the sale of ADS and separation of the ADS team and migration of most product engineering to contract organizations and is offset by the addition of three staff from Inventa.
     o Contractor fees decreased 16% as we decreased use of contract research and development services on the ACS product and eliminated such services for the ADS product in May 2008.
     o Stock-based compensation increased primarily due to i) the impact of our repricing of certain stock options and warrants to the market value of our common stock as of March 26, 2008, offset by a reduction in employees and associated vesting expense on their options versus the prior year, ii) separation expense related to modification of grants to former employees on the ADS team, and iii) expense related to stock option grants issued to Inventa staff. We do not expect the expenses in (i) and (ii) above to recur.
     o 2008 results reflect seven months of expenses related to Inventa (acquired May 30, 2008), whereas 2007 results include no expenses related to Inventa.

2007 versus 2006 Results
------------------------

Total research and development expenses increased by $2.7 million, a 40% increase in 2007 versus 2006 due primarily to the following:

     o Employee compensation and benefits increased 33% in 2007 versus 2006 due to an increase in average full-time equivalent employees. Full-time equivalent employees represent the sum of the headcount at the end of each month, divided by the number of months in the period, which differs from actual headcount at the end of each year as presented above. Full-time equivalent employees increased from an average of 25 in year 2006 to an average of 33 in 2007. This increase includes the transfer of pre-sales technical staff from our sales and marketing department to our research and development department. Although the actual headcount in research and development on December 31, 2007, was less than on December 31, 2006, the decrease was due to a reduction in force at the end of 2007, and those employees were on staff for almost the entire year, leading to higher overall expense.
     o    We increased use of contract research and development teams.
     o Stock-based compensation increased 46% in 2007 versus 2006 due to the increase in headcount.
     o Equipment and computer supplies expense decreased 6% primarily due to decreased purchases of computer equipment. During early 2007, we completed the purchase of the majority of computers and related equipment required for our development and test lab, offset by an increase in depreciation expense on computer equipment that was purchased in the third quarter of 2006 but impacted all of 2007.

General and Administrative Expenses

General and administrative expenses consists primarily of employee salaries and benefits, professional fees (legal, accounting, director fees, investor relations and placement agent fees related to financing), facilities expenses and insurance.

The components of general and administrative expenses are presented in the table below.

                                                     Years ended December 31,
                                   -----------------------------------------------------------
                                                              2007                    2006
                                       2008     % Change    (Restated)  % Change    (Restated)
                                   -----------------------------------------------------------
Employee compensation
 and benefits                      $  1,200,350     -28%   $1,663,826       26%   $1,324,176
Stock-based compensation              1,448,734     120%      657,322        6%      619,060
Facilities, director fees,
 insurance and other                  1,357,289      24%    1,095,894       11%      985,943
Professional fees                     1,129,962       4%    1,082,380      -11%    1,221,579
Corporate allocations to Sales
 and marketing and Research
 and development                       (436,473)    -24%     (576,125)      11%     (519,824)
                                   -------------  ------   -----------    ------  -----------
Total                              $  4,699,862      20%   $3,923,297        8%   $3,630,934
                                   ------------   ------   -----------    ------  -----------

Headcount at end of period                    3      40%            5      -38%            8


* For the purposes of our analysis of key expenses, 2006 results have been revised from previously reported amounts in stock-based compensation to include expenses recognized on issuances of warrants and options to non-employees.

2008 versus 2007 Results
------------------------

Total general and administrative expense increased by approximately $777,000 (restated), a 20% increase in 2008 versus 2007, due primarily to the following:

     o Employee compensation and benefits expense decreased 28% due primarily to the non-recurring nature of a severance payment to our former chairman during the quarter ended June 30, 2007. In addition, ANTs headcount decreased from five at December 31, 2007 to three at December 31, 2008 where it was for most of 2008, resulting in significant savings.
     o Stock-based compensation increased 120% due to the impact of the repricing of certain stock options and warrants to the market value of our common stock as of March 26 and March 31, 2008 and the issuance of two stock option grants during the second quarter, one to our CEO and one to our CFO. The grants were fully vested when granted and therefore immediately expensed. We do not expect the expenses due to the repricing and the option grants to recur.
     o Professional fees increased 4% primarily due to increased use of contract accounting personnel.
     o Allocations of overhead costs decreased 24% versus the prior year. Allocations are based on headcount in the other departments. These allocations decreased as the number of personnel in other departments decreased.
     o 2008 results reflect seven months' expenses related to Inventa (acquired May 30, 2008), whereas 2007 results include no expenses related to Inventa.


2007 versus 2006 Results
------------------------

Total general and administrative expenses increased by approximately $292,000 (restated), an 8% increase in 2007 versus 2006 due primarily to the following:

     o Employee compensation and benefits expense increased 26% in 2007 from 2006, primarily due to a $500 thousand obligation incurred under a severance agreement between us and our former chairman. This increase was offset by lower salaries and benefits of $272 thousand due to a reduction in full-time employees.
     o Professional fees decreased primarily due to reduced Sarbanes Oxley compliance costs as activities switched from first-time compliance in 2006 to maintenance in 2007.
     o Stock-based compensation expense includes expense related to options issued to employees, including members of our Board of Directors, and options and warrants issued to non-employees. Stock-based compensation increased marginally by 6% in 2007 over 2006.
     o Director fees increased in 2007 as we began to pay outside directors cash compensation in consideration for their service on the Board of Directors. Prior to 2007 we compensated directors by issuing stock options.

Other Income (Expense), Net

The components of other income (expense), net are presented in the table below.

                                                         Years ended December 31,
                                        ----------------------------------------------------------
                                                                  2007                   2006
                                           2008     % Change    (Restated) % Change    (Restated)
                                        ---------------------  ---------------------  ------------
Other (expense) income:
Interest expense, convertible notes
 payable                                $(3,675,056)      78%  $(2,008,544)  -14755%  $   (13,521)
Loss on extinguishment of convertible
    promissory notes payble                 (49,940)                     -                      -
Interest income                              82,816      -74%      320,928       58%      203,133
Other                                       (58,404)   -2290%        2,667      105%      (53,277)
                                        ------------  -------  ------------  -------  ------------
Total other (expense) income, net       $(3,700,584)    -120%  $(1,684,949)   -1336%  $   136,335
                                        ============  =======  ============  =======  ============

2008 versus 2007 Results
------------------------

Other (expense) income, net primarily consists of interest expense related to our convertible notes payable and, to a lesser extent, income earned on our cash and cash equivalents. Total other (expense) income decreased approximately $2.0 million (restated) in 2008 versus 2007 primarily due to the ongoing amortization of the discount on convertible notes payable. Detail regarding the change in other (expense) income follows:

     o Interest expense totaling approximately $3.7 million is due to amortizing the discount on our convertible notes payable.


2007 versus 2006 Results
------------------------

Other income, net decreased by approximately $1.8 million in 2007 (restated) compared to 2006 (restated), due primarily to:

     o The issuance of $6.5 million in convertible promissory notes in December 2006 and March 2007 and an additional issuance of $3.0 million in the fourth quarter of 2007, all containing embedded beneficial conversion features and an associated Discount on Convertible Promissory Notes Payable. This discount is being amortized to interest expense using the effective interest method. Interest expense in 2006 consisted primarily of interest paid on credit cards used in operations.

     o Interest income increased, which somewhat offset the increase in interest expense.

We recorded approximately $2.0 million (restated) in interest expense (approximately $1 million (restated) of which was non-cash (non-GAAP measure) related to the Convertible Notes issued in December 2006 and March 2007 and the Convertible Notes issued with warrants in October and December 2007 compared to $14,000 (restated) in 2006. In 2006, interest expense primarily consisted of interest incurred on company credit cards.

Interest income increased by $118,000 in 2007 compared to 2006. The combination of higher average balances and investments in higher-yielding investment products was responsible for the increase. Balances averaged approximately $7.0 million in invested funds during 2007 compared to an average balance of approximately $6.3 million in 2006. Cash balances were invested in higher-yielding money market accounts in 2007 compared with 2006.

Income Tax Benefit

In November 2008, we were approved by the New Jersey Economic Development Authority (the "NJEDA") to participate in the 2008 NJEDA Technology Business Tax Certificate Transfer Program. This program enables approved, unprofitable technology companies based on the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits. On November 25, 2008, we received $527,180 of net proceeds ($563,959 gross proceeds less $36,779 of expenses incurred) from a third party related to the sale of approximately $7,297,000 of unused net operating loss carryovers for the State of New Jersey.

Liquidity, Capital Resources and Financial Condition

As of and for the year ended December 31,

                                                             2007                     2006
                                   2008        Change      (Restated)    Change     (Restated)
                               -----------------------------------------------------------------
Net cash used in operating
 activities                    $ (6,531,711) $ 7,450,488  $(13,982,199) $ (643,643) $(13,338,556)
Net cash used in investing
 activities                      (3,202,651) $(3,006,640)     (196,011)    423,762      (619,773)
Net cash provided by financing
 activities                       7,305,475  $(6,654,480)   13,959,955   1,684,609    12,275,346
                               ------------- ------------ ------------- ----------  ------------
Net (decrease) increase in cash
 and cash equivalents          $ (2,428,887) $(2,210,632) $   (218,255) $1,464,728  $ (1,682,983)
                               ============= ============ ============= ==========  ============


Details regarding the cash flows by activity follows.

Cash Used in Operating Activities
---------------------------------

In 2008, cash used in operating activities totaled approximately $6.5 million, a decrease of $7.5 million from 2007. The following items significantly impacted our cash used in operating activities during 2008:

     o Our net loss included approximately $6.8 million in non-cash charges (non-GAAP measure), which were comprised primarily of $3.1 million in stock-based compensation, $2.5 million in interest expense related to the amortization of the Discount on Convertible Notes Payable, and $800,000 in fixed asset depreciation and intangible asset amortization.
     o    An increase in notes receivable from a customer.
     o    A decrease in research and development expense

In 2007, cash used in operating activities totaled approximately $14.0 million, approximately $644,000 (restated) higher than cash used in operating activities in 2006. The following items significantly impacted our cash used in operating activities during 2007:

     o Our net loss included $3.4 million in non-cash charges (non-GAAP measure), which were comprised primarily of approximately $1.6 million in stock-based compensation, approximately $1.2 million (restated) in amortization of Discount on Convertible Notes Payable, and $421,000 in fixed asset depreciation.
     o An increase in salaries and benefits paid, primarily due to average full-time headcount increases in research and development.
     o    Severance payments to our former chairman and former employees.
     o    An increase in contract research and development fees.
     o An increase in interest payments related to convertible promissory notes.

In 2006, cash used in operating activities totaled approximately $13.3 million (restated). The following items significantly impacted our cash used by operating activities during 2006:

     o Our 2006 net loss included $1.9 million in non-cash charges (non-GAAP measure), which were comprised primarily of $1.3 million in stock based compensation and $363,000 in depreciation of fixed assets; and
     o An increase in total company salaries and benefits paid as we increased headcount to support bringing the ANTs Data Server to market.

Cash Used in Investing Activities
---------------------------------

In 2008, cash used in investing activities totaled approximately $3.2 million, an increase of $3.0 million over 2007, primarily due to $3 million that was paid in conjunction with issuing 20,000,000 shares of common stock to acquire the stock of Inventa Technologies (see Note 4 of the consolidated financial statements).

In 2007, cash used in investing activities totaled approximately $196,000, a decrease of $424,000 from 2006, primarily due to a $340,000 decrease in the purchase of computer and lab equipment required to design and test our products. By early 2007, we had purchased substantially all of the equipment needed to support our design, testing and quality assurance requirements.

Cash Provided by Financing Activities
-------------------------------------

From time to time, we engage in private placement activities with accredited investors. The private placements sometimes consist of Units, which give the investor shares of restricted common stock at a discount to the then-current market price, and a warrant to purchase a number of restricted shares of common stock at a fixed price set at a premium to the then-current market price. The warrants generally have a life of two to three years. Following is a discussion and history of the sales of these instruments.

"J" Unit Sales
--------------

During the period from December 2006 through March 2007, we issued bundled securities consisting of convertible promissory notes (the "Notes") and common stock (collectively referred to as the "J Units"). This private offering was approved by the Board of Directors in December 2006 to raise additional working capital. The J Units were sold at a per unit price of $50,000 and were comprised of (i) 14,285 shares of our common stock (issued at the market value of our common stock on the date of purchase (restated)) and (ii) a Note with an initial face value of $25,000. Each Note had a stated interest rate of 10% per annum (simple interest) due and payable at the end of each quarter. Each Note originally matured 24 months from the issuance date, and was convertible into shares of common stock, at the election of the holder, at a per share price of $2.00. Each Note was prepayable without penalty upon 30 days notice and was convertible at our election in the event the closing price of the common stock equals or exceeds $4.00 per share if converted at our election, it agreed to register the shares of stock upon conversion. Substantially all of the Notes were extinguished in May 2008 as discussed below.

In December 2006, 40 J Units were sold to accredited investors, raising $2 million and 571,400 shares of common stock and Notes with an aggregate face value of $1 million were issued. In January 2007, 180 J Units were sold to accredited investors, raising $9 million, and 2,571,300 shares of common stock and Notes with an aggregate face value of $4.5 million were issued. In March 2007, 40 J Units were sold to accredited investors, raising $2 million, and 571,400 shares of common stock and Notes with an aggregate face value of $1 million were issued.

The Common Stock issued in connection with the December 2006 J Units was valued at $1,265,444 (restated). The notes were then evaluated and deemed to have a beneficial conversion feature with an intrinsic value of $435,444 (restated), which was recorded to Discount on Notes Payable with the offset going to Additional Paid-in Capital. In addition, we paid cash and issued stock commissions to a placement agent in connection with the issuance of the December 2006 J Units. Cash commissions of $40,000 were paid to the placement agent; 10,380 shares of common stock were issued to the placement agent; and we agreed to issue 9,080 shares of Common Stock to the placement agent upon conversion of the Notes. The Common Stock issued to the placement agent was valued at $23,874 (restated) based on market value of our stock on the date we issued the J Units. Based on these commissions, the Discount on Notes Payable was increased by $23,713 (restated) and Additional Paid-in Capital was reduced by $25,150 (restated). The Discount on Convertible Notes Payable issued in December 2006 totaled $700,888. The Notes were extinguished in May 2008 (see below).

The Common Stock issued in connection with the January and March 2007 J Units was valued at $6,849,423 (restated). The notes were then evaluated and deemed to have a beneficial conversion feature valued at $2,026,923 (restated), which was recorded to Discount on Notes Payable with the offset going to Additional Paid-in Capital. In addition, we paid cash and issued stock commissions to a placement agent in connection with the issuance of the 2007 J Units. Cash commissions of $1,100,000 were paid to the placement agent; 145,440 shares of common stock were issued to the placement agent; and we agreed to issue 127,200 shares of Common Stock to the placement agent upon conversion of the Notes. The Common Stock issued to the placement agent was valued at $449,228 (restated) based on market value of our stock on the date we issued the J Units. Based on these commissions, the Discount on Notes Payable was increased by $584,166 (restated) and Additional Paid-in Capital was reduced by $965,061 (restated). The Discount on Convertible Notes Payable issued in January and March 2007 totaled $3,376,346. The Notes were extinguished in May 2008 (see below).

Convertible Notes Payable with Warrants
---------------------------------------

During October 2007 we sold a convertible promissory note in the amount of $2,000,000 to an accredited investor. Pursuant to the sale, we issued a warrant to the investor covering 1,333,333 shares of common stock with a per share exercise price of $3.25. The warrant expired 36 months from issuance. The note had a stated interest rate of 10% per annum (simple interest) due and payable at the end of each calendar quarter, matured in 36 months from the date of issuance and was convertible into shares of common stock, at the election of the holder, at a per share price of $1.50, and is prepayable without penalty if (i) the bid price of our common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) we provide the investor with 20 trading days' notice of its intent to prepay. The note was deemed extinguished in May 2008. As a result of the extinguishment, the maturity date of the debt and warrants were extended to January 2011 and the per-share conversion price was reduced to $0.80; all other terms remained unchanged.

During December 2007 we sold a convertible promissory note in the amount of $1,003,226. Pursuant to the sale, a warrant was issued to the investor covering 668,817 shares of common stock with a per share exercise price of $3.25. The warrant expired 36 months from issuance. The note had a stated interest rate of 10% per annum (simple interest) due and payable at the end of each calendar quarter, matured 36 months from issuance and was convertible into shares of common stock, at the election of the holder, at a per share price of $1.50, and is prepayable without penalty if (i) the bid price of our common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) we provide the investor with 20 trading days' notice of its intent to prepay. The note was deemed extinguished in May 2008. As a result of the extinguishment, the maturity date of the debt and warrants were extended to January 2011 and the per-share conversion price was reduced to $0.80; all other terms remained unchanged.

Upon original issuance of the convertible promissory note, we allocated the proceeds of these sales between the warrants and the notes based on their relative fair values. The allocation resulted in a total discount of $479,829 (restated) related to the warrants for the Notes issued in October and December 2007. In addition, the Note issued in October 2007 had a beneficial conversion feature based on the computed fair value of the note. We recorded a discount of $191,363 for the beneficial conversion feature. The total discount issued in relation to these notes was $671,193.

Extinguishment of Debt
----------------------

On May 15, 2008 we negotiated with certain holders of the Notes to both extend the maturity date and reduce the price at which each note is convertible into shares of common stock (the "Conversion Price") from $1.50 to $2.00 per share to either $0.80 or $1.20 per share. A total of $9.3 million in principal was renegotiated and the due dates were extended from their original maturity dates of December 2008 through December 2010, to a revised maturity date of January 31, 2011. The Notes that were renegotiated represent both those issued under the "J" Unit Sales discussed above as well as those issued under Convertible Debt with Warrants, also discussed above. The other terms of the Notes remained unchanged.

On the date of modification all of the Notes were deemed extinguished. Upon extinguishment, we recorded a loss of $49,940.

All of the Modified Notes were deemed to have a beneficial conversion feature, as the closing price of our stock on May 15, 2008 was greater than the imputed conversion value. The fair value of the beneficial conversion features totaled $5,226,069 and were recorded to Discount on Notes Payable with an offset to Additional Paid-in Capital. In addition, the warrants issued in connection with the October and December 2007 Notes were modified. Consequently, we calculated the relative value of the debt and warrants. The discount associated with this allocation resulted in an additional $291,774 recorded to Discount on Notes Payable with an offset to Additional Paid-in Capital. A total additional discount of $5,517,943 was recorded as a result of the extinguishment of debt. The discount will be amortized over the life of the Modified Notes using the effective or straight line interest method as appropriate.

Line of Credit
--------------

On May 30, 2008, we assumed a revolving credit facility (the "Facility") in connection with the acquisition of Inventa, which remains in force through May 15, 2009. The Facility consists of a $250,000 revolving line of credit which bears interest at a daily rate of LIBOR plus 2.00% (0.44% at December 31, 2008). At December 31, 2008, there was $200,000 outstanding under the line of credit and $50,000 available pursuant to the terms of the Facility. There are no commitment fees due under the facility. The terms of the Facility require consecutive monthly interest-only payments with the principal due on May 15, 2009. The Facility is secured by all of the assets of Inventa and requires the net solvency of Inventa.

Convertible Notes Related to Acquisition of Inventa Technologies, Inc.
----------------------------------------------------------------------

In May 2008 and as part of the purchase price of Inventa, we issued $2.0 million in unsecured promissory notes due January 31, 2011, bearing interest at 10%, with interest payable at the end of each quarter. The convertible promissory notes are immediately convertible to 2.5 million shares of our common stock at the election of the holders at a per share conversion price of $0.80. At the time of issuance, the conversion price was $0.30 per share less than the then-market price of our common stock. The intrinsic value of the embedded beneficial conversion feature totaling $2.0 million was recorded as an increase to additional paid-in capital and will be amortized to using the straight-line interest method over the life of the promissory notes.

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations as of December 31, 2008:

                                        Payments Due                 Payments  Payments Due
                                            in Less    Payments Due   Due in      After
Contractual Obligations        Total     Than 1 Year   in 1-2 Years  3-4 Years   4 Years
                            ---------------------------------------------------------------
Convertible Notes           $ 11,703,226  $    450,000  $ 11,253,226  $       -  $        -
Non-cancelable operating
 leases                        1,401,846       326,098       391,181    391,181     293,386
                            ------------  ------------  ------------  ---------  ----------
Total contractual
 obligations                 $13,105,072  $    776,098  $ 11,644,407  $ 391,181  $  293,386
                            ============  ============  ============  =========  ==========

Off-Balance-Sheet Arrangements

On April 27, 2005, we entered into a lease with a partnership, for general commercial offices located in, Burlingame, California (the "Premises"). The Premises are used for the purposes of general office use and for software development. The lease had an initial term of three years and was subject to our right to extend the term of the lease for a total of six additional years. In July 2007 we extended this lease for the period May 1, 2008 through April 30, 2009 at the rate of $34,200 per month. Through April 30, 2008 we recognized rent expense for this lease in accordance with Financial Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases." The base rent, the effects of the scheduled rent increases, and the effects of the rent abatement were recognized on a straight-line basis over the lease term; rent expense for the periods May 1, 2008 through April 30, 2009 are recorded at the payment amount. During the years ended December 31, 2008, 2007 and 2006 we recognized a net total of $396,673, $200,020 and $200,020 respectively, in rental expense for this lease. During the year ended December 31, 2008, we recognized a total of $56,000 of sublease income, which was offset to rental expense. There are no asset retirement obligations under this operating lease.

On May 30, 2008 we acquired Inventa. As part of the acquisition ANTs assumed the Inventa operating lease of a general commercial facility in Mt. Laurel, New Jersey at the monthly rent of approximately $10,000. The lease expires March 31, 2015 and was amended effective August 1, 2008 to add 4,590 square feet upon receipt of a Certificate of Occupancy, effective January 5, 2009. The total monthly rent will approximate $16,300. The amendment also restates the end of the lease commitment to be seven years from the date of the Certificate of Occupancy or January 5, 2016 for the additional space.

Under our leases we are obligated to restore facilities to their former condition; these requirements consist of normal maintenance which is considered to be immaterial. Effective June 1, 2008, we agreed to sub-lease a portion of our Burlingame facility to a customer on a month-to-month lease through April 2009 for $13,000 for rent and utilities, payable each month in advance. Rental expense is shown net of sub-lease income.

Critical Accounting Policies

Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We evaluate such estimates and assumptions on an ongoing basis and base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and probably will differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe the assumptions, judgments and estimates involved in the accounting for the recoverability of long-lived assets, the relative fair value allocation of debt and equity instruments, revenue recognition, stock-based compensation, and research and development have the greatest potential impact on our financial statements. These areas are key components of our results of operations and are based on complex rules that require us to make judgments and estimates; as a result, we consider these to be our significant accounting policies. Historically, our assumptions, judgments and estimates relative to our significant accounting policies have not differed materially from actual results.

Revenue Recognition

We recognize license and royalty revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue consists primarily of revenue earned under agreements for software licenses, maintenance and support (otherwise known as post-contract customer support or "PCS") and professional services. Maintenance and support revenue is deferred and recognized over the related contract period, generally twelve months, beginning with customer acceptance of the product.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we will defer revenue based on vendor-specific objective evidence ("VSOE"), of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software license arrangements, which comprise prepaid license and maintenance and support fees, is recognized when all of the following criteria are met:

     o    Persuasive evidence of an arrangement exists;
     o    Delivery has occurred and there are no future deliverables except PCS;
     o The fee is fixed and determinable. If we cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized, as payments become due in accordance with paragraph 29 of SOP 97-2; and
     o    Collection is probable.

Revenue from professional fees, consisting primarily of consulting services, is recognized as services are provided.

Revenues resulting from the sale of developed technology are recognized when the technology is transferred to the customer. Evidence of the transfer occurs when a sale agreement is executed by both the customer and the Company.

Research and Development Expenses

We account for research and development expenses in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

We have not yet established technological feasibility of our ACS product and believe that the difference between completion of research and development and technological feasibility is difficult to distinguish; therefore, all costs relating to its development have been expensed in accordance with SFAS No. 86. Upon the establishment of such feasibility and once the product is made available for release to customers, we will capitalize these costs in our Balance Sheet. Our research and development expenses consist primarily of salaries and benefits and outside contractor expenses.

Employee Stock-Based Compensation Expense

We have two stock-based employee and director compensation plans (the ANTs software inc. 2000 Stock Option Plan and the ANTs software inc. 2008 Stock
Plan). Since January 1, 2006, we have been using the provisions of SFAS 123(R), "Share-Based Payment" to account for stock-based award compensation expense. Our employee stock-based compensation expense for 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock Compensation". Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued Financial Staff Position ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective  date of SFAS 157, Fair Value  Measurements  ("SFAS  157"),  which was issued in September 2006, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for the items within the scope of this FSP. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 1, 2009. Adoption of this statement is not expected to be material.


In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141R") and SFAS 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 141R and SFAS 160 expand the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, with early adoption prohibited and these standards must be adopted concurrently. These standards will impact the Company for any acquisitions subsequent to the adoption date. The most significant effect of adoption of SFAS 141R on results of operations is that success fees, due diligence, legal, accounting, valuation, and similar costs incurred in connection with acquisitions (acquisition-related costs) are required to be expensed as incurred. Current practice is that such costs are capitalized as part of the costs of the acquisition.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for the entity-specific factors included in SFAS 142. FSP 142-3 is effective for us beginning January 1, 2009. Adoption of FSP 142-3 is not expected to be material.


In May 2008, the FASB issued FSP No. APB 14-2, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The accounting for these types of instruments under FSP 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs, therefore recognizing their potential dilutive effects on earnings per share. The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier adoption. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. The Company is currently evaluating the impact FSP 14-1will have on the financial statements.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides guidance to determine whether an instrument (or an embedded feature) is indexed to an entity's own stock when evaluating the instrument as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). An instrument that is both indexed to an entity's own stock and classified in stockholder's equity in the entity's statement of financial position is not considered a derivative for the purposes of applying the guidance in SFAS No. 133. EITF 07-5 provides a two-step process to determine whether an equity-linked instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument's contingent exercise provisions, if any, and second, by evaluating the instrument's settlement provisions. EITF 07-5 is applicable to outstanding instruments as of the beginning of the fiscal year in which the issue is adopted and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt EITF 07-5 on January 1, 2009, and do not expect the adoption will be material to our consolidated financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is invoiced and received in United States dollars. One of our partners bundles our product with its own and sells to customers in the U.S. and abroad. For the year ended December 31, 2008, approximately 4% of our revenue was generated through these non-U.S. royalties. As a result, our net royalty receipts may have been impacted by any foreign exchange risk experienced by this partner; however, we believe that our financial results were not and are not expected to be materially affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not enter into foreign currency hedging transactions to mitigate any potential exposure to foreign currency exchange risks.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                    Fiscal 2008 Quarters Ended,
                                  ----------------------------------------------------------------
                                                                                                     Year Ended
                                     March 31         June 30       September 30                     December 31,
                                     (Restated)      (Restated)       (Restated)     December 31         2008
                                  ---------------------------------------------------------------- ----------------

Revenues                           $     32,384    $  5,422,539    $   1,441,422    $   1,386,384   $    8,282,729
Gross profit                            (12,035)      4,536,395          263,311          206,894        5,052,239
Net loss                             (4,736,460)       (155,412)      (3,828,952)      (2,907,760)     (11,628,584)
Basic and diluted net loss per
 common share                             (0.08)          (0.00)           (0.04)           (0.03)           (0.15)
Shares used in computing basic
 and diluted net loss per share      57,792,266      71,986,666       90,648,369       90,648,369       77,847,729

                                                    Fiscal 2007 Quarters Ended,
                                  ----------------------------------------------------------------
                                                                                                     Year Ended
                                     March 31         June 30       September 30     December 31     December 31,
                                     (Restated)      (Restated)       (Restated)      (restated)    2007 (Restated)
                                  ---------------------------------------------------------------------------------

Revenues                           $     69,127    $     21,467    $     226,964    $      42,148   $      359,706
Gross profit                             66,415          14,703          224,563           41,348          347,029
Net loss                             (3,840,130)     (5,016,472)      (4,267,235)      (4,519,382)     (17,643,219)
Basic and diluted net loss per
 common share                             (0.07)          (0.09)           (0.08)           (0.08)           (0.31)
Shares used in computing basic
 and diluted net loss per share      55,995,934      56,460,534       56,622,605       57,381,544       56,618,971


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 13, 2009, the registrant terminated the engagement of Burr, Pilger, Mayer LLP ("BPM") as the Company's independent registered public accounting firm. The decision to change accountants was recommended and approved by the Audit Committee of the Board of Directors of the registrant.

BPM's audit report on the financial statements of the Company as of and for the two most recent years ended December 31, 2007 and 2006 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the registrant's two most recent fiscal years and any subsequent interim period preceding the termination of BPM, there were no disagreements with BPM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of BPM, would have caused BPM to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of BPM, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

The Company has provided BPM with a copy of the disclosures it is making in response to Item 304(a) of Regulation S-K. The Company has requested that BPM review the disclosures and furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. Such letter is attached hereto as exhibit 16.2.

     (b) On January 15, 2009, the Company engaged Weiser, LLP as its new independent accountant. Prior to the engagement, and for the preceding two most recent fiscal years and any subsequent interim period prior to the engagement, the registrant did not consult with Weiser, LLP regarding either: the application of accounting principles to any specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements, and where either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement (as defined in paragraph
(a)(1)(iv) and the related instructions of item 304 of Regulation S-K) or a reportable event (as described in paragraph (a)(1)(v) of item 304 of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based  on  management's  evaluation,  our  Chief  Executive  Officer  and  Chief
Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, migrating processes, or acquisition of subsidiaries. No changes to internal controls were made during the 4th quarter of 2008.

(c) Management's report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

To evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management elected to exclude Inventa from their assessment of internal control over financial reporting pursuant to the SEC guidance, Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports. Inventa represents approximately 38.5% of the Company's total revenues.

Based on our assessment we concluded that at December 31, 2008, there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls that can result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management reported to the Audit committee that a material weakness was identified related to a lack of adequate resources during the year to evaluate and correctly report specific technical interpretations of GAAP.

Management has concluded that our internal control over financial reporting was not effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. As mentioned, we reviewed the results of management's assessment with our audit committee.

(d) Remediation Steps to Address Material Weakness

Management has recognized the need to raise the level of experience and acumen within the accounting department, especially pertaining to reporting of non-routine, highly complex technical transactions. In the fourth quarter of 2008 management hired a third party contract consulting company to provide financial management expertise, thought leadership and SEC reporting capabilities to the Company.




            The remainder of this page was intentionally left blank.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of ANTs software inc.


We have audited ANTs software inc's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion. As described in Management's Report on Internal Control over Financial Reporting, management has excluded Inventa from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded Inventa from our audit of internal control over financial reporting. Inventa represents approximately 38.5% of total consolidated revenue.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. There was a lack of adequate resources during the year to evaluate and correctly report specific technical interpretations of GAAP. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated December 31, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, stockholders' equity and cash flows of the Company for the year ended December 31, 2008, and our report dated April 29, 2009 expressed an unqualified opinion.



/s/ Weiser LLP
New York, NY
April 29, 2009






ITEM 9B.  OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2009 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2009 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2009 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2008.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2009 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2009 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

Consolidated Financial Statements

                                                                                                     Page

Report of Independent Registered Public Accounting Firm                                               F-1

Report of Independent Registered Public Accounting Firm                                               F-2

Balance Sheets as of December 31, 2008 and 2007                                                       F-3

Statements of Operations for the years ended December 31, 2008, 2007 and 2006                         F-4

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006     F-5

Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006                         F-6

Notes to Financial Statements                                                                         F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of ANTs software, inc.


We have audited the accompanying consolidated balance sheet of ANTs software, inc. and subsidiary as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANTs software, inc. and subsidiary as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant recurring operating losses and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 29, 2009 expressed an adverse opinion.



/s/ Weiser LLP
New York, NY
April 29, 2009

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of ANTs software inc.

We have audited the accompanying balance sheet of ANTs software inc. as of December 31, 2007 (restated) and the related statements of operations, stockholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2007 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANTs software inc. as of December 31, 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 "Basis of Presentation and Continuation as a Going Concern" to the financial statements as of December 31, 2007 (not presented herein separately), the Company's recurring losses from operations, stockholders' deficit, and cash flows used in operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1, "Basis of Presentation and Continuation as a Going Concern" as of December 31, 2007 (not presented herein separately). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, as of December 31, 2007 (not presented herein separately), the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment", effective January 1, 2006 applying the modified perspective method, and Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", effective January 1, 2007.

As discussed in Note 2 to the financial statements, the Company has restated previously issued financial statements as of December 31, 2007 and for each of the two years in the period ended December 31, 2007 for the correction of a misstatement in the respective periods.


Burr, Pilger & Mayer LLP
San Francisco, California
March 13, 2008, except for Notes 2, 14 and 16
         as to which the date is April 29, 2009

                       ANTS SOFTWARE INC.
                   CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------

                                                                          December 31,
                                                                 -------------------------------
                                                                                       2007
                             ASSETS                                    2008         (restated)
                                                                 ---------------  --------------
Current assets:
  Cash and cash equivalents                                       $   2,051,807   $   4,480,694
  Accounts receivable                                                   383,445           8,204
  Notes receivable from customer                                      2,000,000               -
  Restricted cash                                                       125,000         192,574
  Current portion of prepaid debt issuance costs                          4,121         376,165
  Prepaid expenses and other current assets                             160,723         173,331
  Prepaid expense from warrant issued to customer, net                        -          57,674
                                                                 ---------------  --------------
      Total current assets                                            4,725,096       5,288,642
Property and equipment, net                                             399,093         510,490
Other intangible assets (net)                                         5,504,081               -
Goodwill                                                             22,761,517               -
Long-term portion of prepaid debt issuance costs                              -          53,175
Other assets                                                             67,018          34,420
                                                                 ---------------  --------------
      Total assets                                                $  33,456,805   $   5,886,727
                                                                 ===============  ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued expenses                     $   1,445,043   $   1,230,308
  Line of credit                                                        200,000               -
  Current portion of convertible promissory notes, net of debt
    discount of $15,916 and $484,565, respectively                      234,084         515,435
  Deferred revenues                                                     487,121          48,818
                                                                 ---------------  --------------
      Total current liabilities                                       2,366,248       1,794,561

Long-term liabilities:
  Convertible promissory notes, net of debt discount of
   $8,549,964 and $3,072,868, respectively                            2,703,260       5,430,358
      Deferred tax liability                                            344,000               -
                                                                 ---------------  --------------
      Total liabilities                                               5,413,508       7,224,919
                                                                 ---------------  --------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.0001 par value; 50,000,000 shares
   authorized, no shares issued and outstanding                               -               -
  Common stock, $0.0001 par value; 200,000,000 shares authorized;
  90,648,369 and 57,398,445 shares issued and outstanding,
   respectively                                                           9,065           5,740
  Additional paid-in capital                                        115,963,846      74,957,098
  Accumulated deficit                                               (87,929,614)    (76,301,030)
                                                                 ---------------  --------------
      Total stockholders' equity (deficit)                           28,043,297      (1,338,192)
                                                                 ---------------  --------------
Total liabilities and stockholders' equity (deficit)              $  33,456,805   $   5,886,727
                                                                 ===============  ==============

See accompanying notes to consolidated financial statements

                               ANTS SOFTWARE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------

                                                Years Ended December 31,
                                    ------------------------------------------------
                                                          2007             2006
                                         2008          (restated)       (restated)
                                    --------------   --------------   --------------
Revenues:
  Products                          $   4,970,385    $     258,829    $     157,958
  Services                              3,312,344          100,877          129,874
                                    --------------   --------------   --------------
      Total revenues                    8,282,729          359,706          287,832

Cost of Revenues:
  Products                                511,993            9,476           15,136
  Services                              2,718,497            3,201            8,757
                                    --------------   --------------   --------------
Gross profit                            5,052,239          347,029          263,939

Operating Expenses:
  Sales and marketing                   2,155,211        2,939,481        5,164,937
  Research and development              6,652,346        9,442,521        6,736,381
  General and administrative            4,699,862        3,923,297        3,630,934
                                    --------------   --------------   --------------
      Total operating expenses         13,507,419       16,305,299       15,532,252
                                    --------------   --------------   --------------
       Loss from operations            (8,455,180)     (15,958,270)     (15,268,313)
                                    --------------   --------------   --------------

Other (expense) income:
   Interest income                         82,816          320,928          203,133
   Other                                  (58,404)           2,667          (53,277)
   Loss on extinguishment of
    convertible
    promissory notes payable              (49,940)               -                -
   Interest expense                    (3,675,056)      (2,008,544)         (13,521)
                                    --------------   --------------   --------------
       Total other (expense) income    (3,700,584)      (1,684,949)         136,335
                                    --------------   --------------   --------------
Net loss before income tax benefit     12,155,764                -                -

Income tax benefit                        527,180                -                -
                                    --------------   --------------   --------------

       Net loss                     $ (11,628,584)   $ (17,643,219)   $ (15,131,978)
                                    ==============   ==============   ==============
Basic and diluted net loss
   per common share                 $       (0.15)   $       (0.31)   $       (0.30)
                                    ==============   ==============   ==============
Shares used in computing basic and
 diluted
   net loss per share                  77,847,729       56,618,971       50,474,155
                                    ==============   ==============   ==============

See accompanying notes to consolidated financial statements

                               ANTS SOFTWARE INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                EQUITY (DEFICIT)

                                                      Common Stock           Common      Additional
                                               --------------------------    Stock        Paid-in      Accumulated
                                                  Shares        Amount     Subscribed     Capital        Deficit        Total
                                               -----------------------------------------------------------------------------------
   Balance at January 1, 2006                     44,862,058  $     4,487  $   243,608  $ 49,690,324  $ (43,525,833) $  6,412,586
Proceeds from private placements, net of cash
 commissions of $754,400                           7,398,129          740            -    10,311,837              -    10,312,577
Prepaid commission                                                                             8,833                        8,833
 Beneficial conversion feature                             -            -            -       435,444              -       435,444
 Common stock issued for shares subscribed a
 December 31, 2005                                   137,230           14     (243,608)      243,594              -             -
Common stock subscribed as commission to
 placement agent at December 31, 2006                      -            -            1            (1)             -             -
Proceeds from warrant exercises, net of cash
 commissions of $39,125                              302,500           30            -       529,179              -       529,209
Options exercised through cash consideration         477,902           47            -       713,807              -       713,854
Stock-based compensation expense                      10,666            1            -     1,348,246              -     1,348,247
Net loss                                                   -            -            -                  (15,131,978)  (15,131,978)
                                               -------------  -----------  -----------  ------------  -------------- -------------
   Balance at December 31, 2006 (restated)        53,188,485        5,319            1    63,281,262    (58,657,811)    4,628,771

Proceeds from private placements, net of cash
 commissions of $684,942                           3,142,700          314            -     6,644,000              -     6,644,314
Beneficial conversion feature                              -            -            -     2,218,286              -     2,218,286
Prepaid commission                                         -            -            -       169,109              -       169,109
Common stock issued for shares subscribed at
 December 31, 2006                                   210,360           22           (1)          (21)             -             -
Proceeds from option and warrant exercises           856,900           85                  1,056,640              -     1,056,725
Stock-based compensation expense                           -            -            -     1,587,822              -     1,587,822
Net loss                                                   -            -            -             -    (17,643,219)  (17,643,219)
                                               -------------  -----------  -----------  ------------  -------------- -------------
   Balance at December 31, 2007 (restated)        57,398,445        5,740            -    74,957,098    (76,301,030)   (1,338,192)

Proceeds from private placements, net of cash
 commissions of $367,200                          13,202,424        1,320            -     7,246,485              -     7,247,805
Shares issued in connection with acquisition
 of Inventa Technologies, Inc.                    20,000,000        2,000            -    23,998,000              -    24,000,000
Beneficial conversion feature                                                              1,355,586                    1,355,586
Fair value of conversion feature of upon
 modification of convertible
 promissory notes                                          -            -            -     5,226,069                    5,226,069
Proceeds from option and warrant exercises            47,500            5            -        32,665              -        32,670
Stock-based compensation expense                                                           3,147,943              -     3,147,943
Net loss                                                   -            -            -             -    (11,628,584)  (11,628,584)
                                               -------------  -----------  -----------  ------------  -------------- -------------
   Balance at December 31, 2008                   90,648,369  $     9,065  $         -  $115,963,846  $ (87,929,614) $ 28,043,297
                                               =============  ===========  ===========  ============  ============== =============

See accompanying notes to consolidted financial statements

                                          ANTS SOFTWARE INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------

                                                                Years Ended December 31,
                                                     -----------------------------------------------
                                                                           2007            2006
                                                           2008         (restated)      (restated)
                                                     --------------- ---------------- --------------
Cash flows from operating activities:
 Net loss                                             $ (11,628,584)  $  (17,643,219) $ (15,131,978)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                            827,155          421,000        363,062
   Amortization of warrant issued to customer                57,674           57,673         57,674
   Amortization of discount on notes payable              2,509,496        1,184,922          6,076
   Amortization of debt issuance costs                       83,404          178,537              -
   Stock-based compensation expense                       3,147,942        1,587,822      1,348,246
   Bad debt expense                                               -                -         28,738
   Loss on disposal of fixed assets                          78,645           (1,041)        57,614
   Loss on extinguishment of convertible promissory notes    49,940                -              -
 Changes in operating assets and liabilities:
   Accounts receivable                                      348,395           47,115        (51,655)
   Restricted cash                                           67,574                -              -
   Prepaid expenses and other current assets                 83,424          (41,851)       (44,843)
   Notes receivable from customer                        (2,500,000)               -              -
   Payments received on notes receivable from
    customer                                                500,000                -              -
   Other assets                                             (12,582)               -              -
   Accounts payable and other accrued expenses              (53,310)         234,844         30,294
   Deferred revenues                                        (90,884)          (8,001)        (1,784)
                                                     --------------- ---------------- --------------
     Net cash used in operating activities               (6,531,711)     (13,982,199)   (13,338,556)
                                                     --------------- ---------------- --------------

Cash flows from investing activities:
   Transfer operating funds to restricted cash                    -           (1,616)       (85,559)
   Purchases of property and equipment                     (161,065)        (194,395)      (534,214)
   Proceeds from disposal of property and equipment           5,861                -              -
   Acquisition of Inventa, net of cash acquired          (3,047,444)               -              -
                                                     --------------- ---------------- --------------
     Net cash used in investing activities               (3,202,651)        (196,011)      (619,773)
                                                     --------------- ---------------- --------------

Cash flows from financing activities:
   Proceeds from private placements - equity, net of
    cash commissions                                      7,247,805        6,644,314     10,312,577
   Proceeds from private placements - convertible
    promissory notes, net of commissions                                   6,258,916        719,706
   Proceeds from exercise of options and warrants            32,670        1,056,725      1,243,063
   Net proceeds from line of credit                          25,000                -              -
                                                     --------------- ---------------- --------------
     Net cash provided by financing activities            7,305,475       13,959,955     12,275,346
                                                     --------------- ---------------- --------------

Net decrease in cash and cash equivalents                (2,428,887)        (218,255)    (1,682,983)
Cash and cash equivalents at beginning of year            4,480,694        4,698,949      6,381,932
                                                     --------------- ---------------- --------------
Cash and cash equivalents at end of year              $   2,051,807   $    4,480,694  $   4,698,949
                                                     =============== ================ ==============


See accompanying notes to consolidated financial statements

                             ANTS SOFTWARE INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                            -----------------------------------
                                                            2007        2006
                                                2008    (restated)  (restated)
                                            ----------- ----------- -----------
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
    Interest                                $ 1,003,358 $   433,014 $     4,295
                                            =========== =========== ===========

Non-cash investing and financing activities:
  Value of beneficial conversion feature
   related to issuance
  of "J" Units                              $         - $ 2,218,286 $   435,444
  Common stock paid for private placement
   agent commission                         $         - $   169,109 $     8,833
  Common stock issued to placement agent
   allocated to additional paid in capital  $        51 $   168,920 $         -
  Common stock issued for subscribed shares
   at end of prior year                     $         - $         - $   198,450

  See accompanying notes to consolidated
   financial statements                                    (cont'd)

                               ANTS SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of Business

Nature of Operations

ANTs software inc. is developing the ANTs Compatibility Server. The ANTs Compatibility Server ("ACS") is middleware that brings the promise of a fast, cost-effective method to move applications from one database to another - and enables enterprises to achieve cost efficiencies by consolidating their applications onto fewer databases. The Company also develops technology software to sell to their customers.

Principles of Consolidation

The consolidated financial statements include the accounts of ANTs software inc. and its wholly-owned subsidiary, Inventa Technologies, Inc. ("Inventa") from the date of acquisition (May 30, 2008) through December 31, 2008 (collectively referred to as the "Company"). All significant intercompany transactions and accounts have been eliminated.

2.  Restatement

The Company has restated its balance sheet as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2007 and 2006 to correct errors in such financial statements.

The restatement of the Company's financial statements is based upon a review of the accounting treatment of certain transactions entered into by the Company with certain investors in 2006 and 2007 (see Note 14 for a description of these transactions). During this review, the Company discovered that it had incorrectly applied a restriction discount to the market value of its common stock based on a long history of selling restricted common stock to a group of investors. The discounted stock price was then used in the allocation of proceeds between debt and equity for Units of convertible promissory notes and restricted common shares, which were sold to investors in late 2006 and early 2007. The discounted stock price was also used to determine if there was a beneficial conversion related to the convertible promissory notes. The same methodology was used in late 2007 when the Company issued convertible promissory notes along with common stock warrants.

The following tables present the effects of the restatement adjustments on the Company's balance sheet as of December 31, 2007 and its consolidated statements of operations and cash flows for the years ended December 31, 2007 and 2006.

                           CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------------------

                                                                         December 31, 2007
                                                           ----------------------------------------------
                          ASSETS                           As Previously
                                                               Reported    Adjustments      As Restated
                                                           ------------- ---------------   --------------
Current assets:
  Cash and cash equivalents                                $   4,480,694  $           -    $   4,480,694
  Accounts receivable                                              8,204              -            8,204
  Restricted cash                                                192,574              -          192,574
  Current portion of prepaid debt issuance cost                  434,630        (58,465)(a)      376,165
  Prepaid expenses and other current assets                      173,331              -          173,331
  Prepaid expense from warrant issued to customer, net            57,674              -           57,674
                                                           -------------- --------------   --------------
     Total current assets                                      5,347,107        (58,465)       5,288,642
Property and equipment, net                                      510,490              -          510,490
Long-term portion of prepaid debt issuance cost                   47,786          5,389 (b)       53,175
Other assets                                                      34,420              -           34,420
                                                           -------------- --------------   --------------
     Total assets                                          $   5,939,803  $     (53,076)   $   5,886,727
                                                           ============== ==============   ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued expenses              $   1,230,306  $           2    $   1,230,308
  Current portion of convertible promissory notes, net of                             -
    premium of $60,440 and discount of $484,565 (restated),
    respectively                                               1,060,440       (545,005)(c)      515,435
  Deferred revenues                                               48,818              -           48,818
                                                           -------------- --------------   --------------
     Total current liabilities                                 2,339,564       (545,003)       1,794,561


Long-term liabilities:
  Convertible promissory notes, net of premium of $141,893
   (net) and discount $3,072,868 (restated), respectively      8,645,119     (3,214,761)(d)    5,430,358
                                                           -------------- --------------   --------------

     Total liabilities                                        10,984,683     (3,759,764)       7,224,919
                                                           -------------- --------------   --------------
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.0001 par value; 50,000,000 shares
   authorized, no shares issued and outstanding                        -              -                -
  Common stock, $0.0001 par value; 200,000,000 shares
   authorized; 57,398,445 shares issued and outstanding            5,740              -            5,740
  Common stock subscribed, not issued                                  -              -                -
  Additional paid-in capital                                  69,914,339      5,042,759 (e)   74,957,098
  Accumulated deficit                                        (74,964,959)    (1,336,071)(f)  (76,301,030)
                                                           -------------- --------------   --------------
     Total stockholders' (deficit) equity                     (5,044,880)     3,706,688       (1,338,192)
                                                           -------------- --------------   --------------
Total liabilities and stockholders' equity (deficit)       $   5,939,803  $     (53,076)   $   5,886,727
                                                           ============== ==============   ==============

(a) & (b)-- Adjustment to eliminate prepaid debt issuance costs related to issuance of Convertible Notes Payable
(c) & (d)-- Adjustment to record discount related to issuance of "J" Units
(e)-- Adjustment to record impact of discount related to issuance of "J" Units
(f)-- Adjustment to record net impact to 2007 and 2006 Statements of Operations

                              CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------------------------

                                                        For the Year Ended December 31, 2007
                                               -------------------------------------------------
                                               As Previously
                                                  Reported       Adjustments       As Restated
                                               --------------   --------------    --------------
Revenues:
  Products                                     $     258,829    $           -     $     258,829
  Services                                           100,877                -           100,877
                                               --------------   --------------    --------------
      Total revenues                                 359,706                -           359,706

Cost of Revenues:
  Products                                             9,476                -             9,476
  Services                                             3,201                -             3,201
                                               --------------   --------------    --------------
        Gross profit                                 347,029                -           347,029

Operating Expenses:
  Sales and marketing                              2,939,487                -         2,939,487
  Research and development                         9,442,521                -         9,442,521
  General and administrative                       4,310,141         (386,844) (a)    3,923,297
                                               --------------   --------------    --------------
      Total                                       16,692,143         (386,844)       16,305,299
                                               --------------   --------------    --------------
        Income (loss) from operations            (16,345,114)         386,844       (15,958,270)
                                               --------------   --------------    --------------

Other (expense) income:
  Interest income                                     320,928                -           320,928
  Other                                                 2,667                -             2,667
  Interest expense                                   (291,704)      (1,716,840) (b)   (2,008,544)
                                               --------------   --------------    --------------
        Total (expense) income                         31,891       (1,716,840)       (1,684,949)
                                               --------------   --------------    --------------
        Net loss                                $ (16,313,223)   $  (1,329,996)    $ (17,643,219)
                                               ==============   ==============    ==============
Basic and diluted net loss
   per common share                             $       (0.29)   $       (0.02)    $       (0.31)
                                               ==============   ==============    ==============
Shares used in computing basic and diluted
   net loss per share                              56,618,971       56,618,971        56,618,971
                                               ==============   ==============    ==============

(a)-- Adjustment to reverse amortization of Prepaid Debt Issuance Costs
(b)-- Adjustment to record increase of interest expense related to amortization of Discount on Convertible Notes Payable

                            CONSOLIDATED STATEMENT OF OPERATIONS
---------------------------------------------------------------------------------------------

                                                    For the Year Ended December 31, 2006
                                             --------------------------------------------------
                                              As Previously
                                                  Reported      Adjustments       As Restated
                                             --------------   ---------------    --------------
Revenues:
  Products                                   $     157,958    $            -     $     157,958
  Services                                         129,874                 -           129,874
                                             --------------   ---------------    --------------
      Total revenues                               287,832                 -           287,832

Cost of Revenues:
  Products                                          15,136                 -            15,136
  Services                                           8,757                 -             8,757
                                             --------------   ---------------    --------------
      Gross profit                                 263,939                 -           263,939

Operating Expenses:
  Sales and marketing                            5,164,937                 -         5,164,937
  Research and development                       6,736,381                 -         6,736,381
  General and administrative                     3,630,934                 -         3,630,934
                                             --------------   ---------------    --------------
      Total operating expenses                  15,532,252                 -        15,532,252
                                             --------------   ---------------    --------------
       Loss from operations                    (15,268,313)                -       (15,268,313)
                                             --------------   ---------------    --------------

Other (expense) income:
  Interest income                                  203,133                 -           203,133
  Other                                            (53,277)                -           (53,277)
  Interest expense                                  (7,446)           (6,075) (a)      (13,521)
                                             --------------   ---------------    --------------
      Total (expense) income                       142,410            (6,075)          136,335
                                             --------------   ---------------    --------------
      Net loss                               $ (15,125,903)   $       (6,075)    $ (15,131,978)
                                             ==============   ===============    ==============
Basic and diluted net loss
   per common share                          $       (0.30)   $        (0.00)    $       (0.30)
                                             ==============   ===============    ==============
Shares used in computing basic and diluted
   net loss per share                           50,474,155        50,474,155        50,474,155
                                             ==============   ===============    ==============

(a)-- Adjustment to record increase of interest expense related to amortization of Discount on Convertible Notes Payable

                                 CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------

                                                            For the Year Ended December 31, 2007
                                                      ------------------------------------------------
                                                       As Previously
                                                          Reported      Adjustments      As Restated
                                                      --------------- ---------------   --------------
Cash flows from operating activities:
  Net loss                                            $  (16,313,223)  $  (1,329,996)(a)$ (17,643,219)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                            421,000               -          421,000
    Amortization of warrant issued to customer                57,673               -           57,673
    Amortization of premium and discount on notes
     payable                                                (353,377)      1,538,299 (b)    1,184,922
    Amortization of debt issuance costs                      386,844        (208,307)(c)      178,537
    Stock-based compensation expense                       1,587,822               -        1,587,822
    Write-off of fixed assets, security deposits and
     other                                                    (1,041)              -           (1,041)

  Changes in operating assets and liabilities:
    Accounts receivable                                       47,115               -           47,115
    Prepaid expenses and other current assets                (41,851)              -          (41,851)
    Accounts payable and other accrued expenses              234,844               -          234,844
    Deferred revenues                                         (8,001)              -           (8,001)
                                                      --------------- ---------------   --------------
      Net cash used in operating activities              (13,982,195)             (4)     (13,982,199)
                                                      --------------- ---------------   --------------

Cash flows used in investing activities:
  Transfer operating funds to restricted cash                 (1,616)              -           (1,616)
  Purchases of property and other assets                    (194,395)              -         (194,395)
                                                      --------------- ---------------   --------------
    Net cash used in investing activities                   (196,011)              -         (196,011)
                                                      --------------- ---------------   --------------

Cash flows from financing activities:
  Proceeds from private placements - equity, net of
   cash commissions                                        5,018,574       1,625,740 (d)    6,644,314
  Proceeds from private placements - convertible
   promissory notes, net of commissions                    7,884,652      (1,625,736)(e)    6,258,916
  Proceeds from exercise of options and warrants, net
   of commissions                                          1,056,725               -        1,056,725
                                                      --------------- ---------------   --------------
    Net cash provided by financing activities             13,959,951               4       13,959,955
                                                      --------------- ---------------   --------------

Net decrease in cash and cash equivalents                   (218,255)              -         (218,255)
Cash and cash equivalents at beginning of period           4,698,949               -        4,698,949
                                                      --------------- ---------------   --------------
Cash and cash equivalents at end of period            $    4,480,694   $           -    $   4,480,694
                                                      =============== ===============   ==============

(a)-- Adjustment to record net impact to the 2007 Statement of Operations
(b)-- Adjustment to record the amortization of Discount on Convertible Notes Payable
(c)-- Adjustment to record the reversal of amortization of Debt Issuance Costs
(d) & (e)-- Adjustment to record difference in allocation between Convertible Notes Payable and Additional Paid in Capital

                                                         Year Ended December 31, 2007
                                                  -------------------------------------------
                                                  As Previously
                                                     Reported   Adjustments      As Restated
                                                  -----------   ------------    -------------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                          $   433,014   $         -      $    433,014
                                                  ===========   ============    =============

Non-cash investing and financing activities:
Allocation of stockholders' equity to discount on
 convertible note                                 $         -   $ 2,218,286  (a) $  2,218,286
Premium on convertible notes payable              $   936,650      (936,650) (a)            -
Common stock paid for private placement agent
 commission                                       $   217,041   $   (47,932) (b) $    169,109
Common stock issued to placement agent allocated
to additional paid in capital                     $   168,920   $         -      $    168,920


(a)-- Adjustment to record the different allocations between Convertible Notes Payable and
 Additional Paid in Capital
(b)-- Adjustment to record the different allocations between Convertible Notes Payable and
 Additional Paid in Capital based on commissions paid and issued

                                   CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------
                                                               For the Year Ended December 31, 2006
                                                      ------------------------------------------------------
                                                        As Previously
                                                           Reported      Adjustments           As Restated
                                                      ---------------  ----------------       --------------
Cash flows from operating activities:
 Net loss                                             $   (15,125,903) $        (6,075)  (a)  $(15,131,978)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                               363,062                -             363,062
  Amortization of warrant issued to customer                   57,674                -              57,674
  Amortization of discount on notes payable                         -            6,076   (b)         6,076
  Stock-based compensation expense                          1,348,246                -           1,348,246
  Bad debt expense                                             28,738                -              28,738
  Write-off of fixed assets, security deposits and             57,614                -              57,614
   other

 Changes in operating assets and liabilities:
  Accounts receivable                                         (51,655)               -             (51,655)
  Prepaid expenses and other current assets                   (78,457)          33,614   (c)       (44,843)
  Accounts payable and other accrued expenses                  30,294                -              30,294
  Deferred revenues                                            (1,784)               -              (1,784)
                                                      ---------------- ----------------       --------------
    Net cash used in operating activities                 (13,372,171)          33,615         (13,338,556)
                                                      ---------------- ----------------       --------------

Cash flows used in investing activities:
  Transfer operating funds to restricted cash                 (85,559)               -             (85,559)
  Purchases of property and other assets                     (534,214)               -            (534,214)
                                                      ---------------- ----------------       --------------
    Net cash used in investing activities                    (619,773)               -            (619,773)
                                                      ---------------- ----------------       --------------

Cash flows from financing activities:
   Proceeds from private placements - equity, net of       10,065,898          246,679   (d)    10,312,577
    cash commissions
   Proceeds from private placements - convertible
    promissory notes, net of commissions                    1,000,000         (280,294)  (e)       719,706
   Proceeds from exercise of options and warrants,          1,243,063                -           1,243,063
    net of commissions
                                                      ---------------- ----------------       --------------
Net cash provided by financing activities                  12,308,961          (33,615)         12,275,346
                                                      ---------------- ----------------       --------------

Net decrease in cash and cash equivalents                  (1,682,983)               -          (1,682,983)
Cash and cash equivalents at beginning of period            6,381,932                -           6,381,932
                                                      ---------------- ----------------       --------------
Cash and cash equivalents at end of period            $     4,698,949  $             -        $  4,698,949
                                                      ================ ================       ==============

(a)-- Adjustment to record net impact to the 2006 Statement of Operations
(b)-- Adjustment to record the amortization of Discount on Convertible Notes Payable
(c)-- Adjustment to record the reversal of amortization on Debt Issuance Costs
(d) & (e)-- Adjustment to record difference in allocation between Converible Promissory Notes and Add

                                                                         Years Ended December 31, 2006
                                                             ------------------------------------------------
                                                             As Previously
                                                                Reported       Adjustments       As Restated
                                                             -------------    -------------     -------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                              $       4,295    $           -     $       4,295

Non-cash investing and financing activities:
  Beneficial conversion feature                              $           -    $     435,444 (a) $     435,444
  Premium on convertible notes payable                       $     120,888    $    (120,888)(a)             -
  Common stock paid for private placement agent commission   $       6,355    $       2,508 (b) $       8,833
  Common stock issued for subscribed shares at end of prior  $     198,450    $           -     $     198,450
   year
  Common stock subscribed for private placement agent        $           1    $           -     $           1
   commission

  (a)-- Adjustment to record the different allocations between Convertible Notes Payable and Additional Paid in Capital
  (b)-- Adjustment to record the different allocations between Convertible Notes
   Payable and Additional Paid in Capital based on commissions paid and issued


3.  Significant Accounting Policies

Basis of Presentation and Continuation as a Going Concern

The accompanying financial statements are in accordance with generally accepted accounting principles of the United States of America, which contemplates continuation of the Company as a going concern. However, the Company suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a net stockholders' deficit accumulated during its years of operations totaling $87,929,614. The Company's ability to continue as a going concern is dependent upon management's ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The Company plans to seek additional capital through private placements of equity or debt. If the Company is successful in its efforts to generate revenue in 2009, it will be a source of operating funds through the end of 2009. Management's plans, if successful, will mitigate the factors that raise substantial doubt about our ability to continue as a going concern.

Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates made by management include allowance for doubtful accounts receivable, recoverability of long-lived and intangible assets, the fair value of the warrants and debt issued in conjunction with the issuance of the promissory notes, and assumptions incorporated in determining stock-based compensation.

Fair value of Financial Instruments

The Company's carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturity of these financial instruments. The carrying values of the convertible promissory notes approximate their fair values. To determine the fair value of the convertible promissory notes, the Company estimated the fair value by first determining the Company's effective borrowing rate. The effective borrowing rate was estimated by considering the Company's high credit risk and high risk of nonperformance. The Company then evaluated the present value of the future cash flows for convertible promissory notes.

Cash and Cash Equivalents

All highly liquid investments having original maturities of three months or less are considered to be cash and cash equivalents. Cash equivalents consist of short-term money market instruments.

Accounts Receivable

Receivables are stated at net realizable value. All but $2,000 of the accounts receivable outstanding as of December 31, 2008 were collected in February 2009.

Allowance for Doubtful Accounts

Allowances for doubtful accounts are maintained to reserve for potentially uncollectible trade receivables. Management reviews trade receivables to identify customers with known disputes or collection issues. For customers not specifically identified, the Company also provides a reserve based on the age of the receivable. In determining the reserve, judgments are made about the credit-worthiness of the customer based on ongoing credit evaluations. Historical level of credit losses and current economic trends that might impact the level of future credit losses are also considered. Balances are written off when the company determines they are uncollectible.

As of December 31, 2008 trade receivables totaled $383,445, the majority which was collected in January 2009 with the remaining amount expected to be collected in early 2009; therefore no reserve was required as of December 31, 2008. Historical allowances for doubtful accounts follows:

                                                Charged to
                                    Beginning    Operating                    Ending
                                     Balance      Expenses     Deductions     Balance
                                    ----------  -----------  -------------  ----------
Allowance for doubtful accounts:
  Years Ended December 31,
           2008                     $        -  $         -  $          -   $        -
           2007                     $        -  $         -  $          -   $        -
           2006                     $   16,000  $    28,738  $    (44,738)  $


Restricted Cash

Restricted cash consists of a 365-day certificate of deposit in the principal amount of $125,000, held by Silicon Valley Bank with an annual interest rate of 0.85% that matures on July 31, 2009. The funds are pledged to collateralize the Company's revolving credit card facility. Management intends to maintain the certificate of deposit as long as the revolving credit card facility is in place. Amounts due on the credit card facility are included in accounts payable and other accrued expenses on the Consolidated Balance Sheet.

Property and Equipment

Property and equipment is carried at cost and is depreciated using a straight-line method over estimated useful lives of three to five years. The costs of leasehold improvements are amortized over the term of the lease or estimated economic lives, whichever is shorter. Expenditures for improvement or expansion of property and equipment are capitalized. Repairs and maintenance are charged to expense as incurred. When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the Consolidated Statements of Operations.

Goodwill and Intangible Assets

Under the provisions of SFAS No. 142 Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is tested for impairment on an annual basis as of December 31, or whenever impairment indicators arise. The Company utilizes one reporting unit in evaluating goodwill for impairment and assesses the estimated fair value of the reporting unit based on discounted future cash flows. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, further analysis will take place to determine whether or not the Company should recognize an impairment charge.

The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment may exist. All of our intangible assets are subject to amortization. Intangible assets include proprietary technology, amortized on a straight line basis over a 5-year period; customer relationships, amortized on a straight-line basis over a 10-year period; and trade name, which has an indefinite useful life and is not being amortized.

Deferred Revenues

As of December 31, 2008, deferred revenues consisted of annual support and maintenance fees paid in advance by customers. The fees are amortized into revenue ratably over the related contract period, generally twelve months, beginning with customer acceptance of the product. Deferred revenue also includes license fees for any customer who has been invoiced, but has not yet signed the customer acceptance of delivery and acknowledgment form as required under our revenue recognition policy. For Inventa, revenue contracts are generally written for a period of one year or more. The billing frequencies vary, based on the contract. Revenue is deferred until services are rendered.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, tax loss and credit carryforwards and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the same portion or all of the deferred tax assets will not be realized. The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of this adoption, the Company reduced its deferred tax assets by $685,000.

Long-Lived Assets

Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the indicators of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets' carrying value, the related assets will be written down to fair value.

Revenue Recognition

The Company recognizes license and royalty revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue consists primarily of revenue earned under agreements for software licenses, maintenance and support (otherwise known as post-contract customer support or "PCS") and professional services. Maintenance and support revenue is deferred and recognized over the related contract period, generally twelve months, beginning with customer acceptance of the product.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, the Company will defer revenue based on vendor-specific objective evidence ("VSOE"), of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software license arrangements, which comprise prepaid license and maintenance and support fees, is recognized when all of the following criteria are met:

     o    Persuasive evidence of an arrangement exists;
     o    Delivery has occurred and there are no future deliverables except PCS;
     o The fee is fixed and determinable. If the Company cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due in accordance with paragraph 29 of SOP 97-2.
     o    Collection is probable.

Revenue from professional fees, consisting primarily of consulting services, is recognized as services are provided and the revenues are earned.


Research and Development Expenses

The Company accounts for research and development ("R&D") costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Costs related to the research, design, and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Generally, products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. The expense recognized for the years ended December 31, 2008, 2007 and 2006 was $18,049, $33,425 and
$242,882, respectively.

Stock-Based Compensation

The Company has two stock-based employee and director compensation plans (the ANTs software inc. 2000 Stock Option Plan and the ANTs software inc. 2008 Stock
Plan). Since January 1, 2006, the Company has been using the provisions of SFAS 123(R), Share-Based Payment ("SFAS 123(R)"), to account for stock-based awards compensation expense. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock Compensation ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years; however, the Company has also issued stock options with performance-based vesting criteria.

All stock-based awards to nonemployees are accounted for at their fair value in accordance with Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company has recorded the fair value of each stock option issued to non-employees as determined at the date of grant using the Black-Scholes option pricing model.

Recent Issued Accounting Pronouncements

In February 2008, the FASB issued Financial Staff Position ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157, Fair Value Measurements ("SFAS 157"), which was issued in September 2006, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for the items within the scope of this FSP. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for the Company beginning January 1, 2009. Adoption of this statement is not expected to be material.

In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141R") and SFAS 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 141R and SFAS 160 expand the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, with early adoption prohibited and these standards must be adopted concurrently. These standards will impact the Company for any acquisitions subsequent to the adoption date. The most significant effect of adoption of SFAS 141R on results of operations is that success fees, due diligence, legal, accounting, valuation, and similar costs incurred in connection with acquisitions (acquisition-related costs) are required to be expensed as incurred. Current practice is that such costs are capitalized as part of the costs of the acquisition.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for the entity-specific factors included in SFAS 142. FSP 142-3 is effective for us beginning January 1, 2009. Adoption of FSP 142-3 is not expected to be material.

In May 2008, the FASB issued FSP No. APB 14-2, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The accounting for these types of instruments under FSP 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs, therefore recognizing their potential dilutive effects on earnings per share. The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier adoption. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. The Company is currently evaluating the impact FSP 14-1will have on the financial statements.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides guidance to determine whether an instrument (or an embedded feature) is indexed to an entity's own stock when evaluating the instrument as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). An instrument that is both indexed to an entity's own stock and classified in stockholder's equity in the entity's statement of financial position is not considered a derivative for the purposes of applying the guidance in SFAS No. 133. EITF 07-5 provides a two-step process to determine whether an equity-linked instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument's contingent exercise provisions, if any, and second, by evaluating the instrument's settlement provisions. EITF 07-5 is applicable to outstanding instruments as of the beginning of the fiscal year in which the issue is adopted and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt EITF 07-5 on January 1, 2009, and do not expect the adoption will be material to our consolidated financial condition and results of operations.

4.  Business Combination

On May 30, 2008 the Company completed the acquisition of Inventa, a Delaware corporation. Inventa was acquired in order to expand the Company's presence in the database compatibility and consolidation technology market by using Inventa's workforce to increase exposure to the market. The acquisition was accounted for as a purchase business combination and, accordingly, a portion of the purchase price was allocated to the tangible assets fewer liabilities assumed and identifiable intangible assets. The balance of the purchase price was allocated to goodwill. Fair values were estimated using the discounted cash flow method based on information currently available, including estimates of future operating results. The primary method used in determining fair value estimates was the income approach, which attempts to estimate the income producing capability of the asset. The Company issued 20,000,000 shares valued at $1.20 per share to the shareholders of Inventa. The value of the Company's stock was valued at the average fair market value of the Company's free trading shares from two days before the date of announcement through two days after the date of the announcement.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Purchase price:
Cash paid to seller                                           $                 3,000,000
Deferred tax liability                                                            344,000
Fair value of common stock issued to seller                                    24,000,000
Fair value of convertible notes payable issued to seller                        1,355,586
Acquisition costs, comprised of legal and accounting fees                          57,357
                                                              ---------------------------

Total purchase price                                          $                28,756,943
                                                              ===========================

Net assets acquired:
Assets acquired:
----------------
Cash                                                          $                     9,913
Accounts receivable                                                               734,886
Prepaids and other current assets                                                  59,567
Property and equipment                                                            153,277
Security deposit                                                                   20,015
                                                              ---------------------------

Total                                                                             977,658

Less liabilities assumed:
-------------------------
Line of credit                                                                    175,000
Trade payables and other accrued expenses                                         268,045
Deferred revenues                                                                 529,187
                                                              ---------------------------

Total                                                                             972,232
                                                              ---------------------------

Tangible assets in excess of liabilities assumed                                    5,426

Intangible assets:
------------------
Trade name                                                                        860,000 (Indefinite life)
Proprietary technology                                                          3,200,000 (5 year life)
Customer relationships                                                          1,930,000 (10 year life)
                                                              ---------------------------

Identified intangible assets                                                    5,990,000
Goodwill                                                                       22,761,517
                                                              ---------------------------

Total purchase price                                          $                28,756,943
                                                              ===========================

Had the acquisition of Inventa taken place at January 1, 2007, the pro forma consolidated results of operations would have had revenues totaling $10,532,003 (unaudited) and $5,751,907 (unaudited) for the years ending December 31, 2008 and 2007, respectively; net loss totaling $11,884,574 (unaudited) and $17,628,800 (restated and unaudited) for the years ending December 31, 2008 and 2007, respectively; and net loss per share - basic and diluted totaling $(0.15) (unaudited) and $(0.31) (restated and unaudited) for the years ended December 31, 2008 and 2007, respectively. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

5.   Basic and Diluted Net Loss per Share

Basic net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share, using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the years ended December 31, 2008, 2007 and 2006:

                                                             Loss                 Shares              Loss per
                                                          (Numerator)         (Denominator)            Share
                                                     --------------------- -------------------- --------------------
Year ended December 31, 2008
      Basic and diluted net loss per share           $        (11,628,584)           77,847,729 $             (0.15)
Year ended December 31, 2007 (restated)
      Basic and diluted net loss per share           $        (17,643,219)           56,618,971 $             (0.31)
Year ended December 31, 2006 (restated)
      Basic and diluted net loss per share           $        (15,131,978)           50,474,155 $             (0.30)
*T

At December 31, 2008, 2007 and 2006, stock options and warrants for the purchase of 14,960,453, 16,813,430 and 16,354,480 shares of common stock at prices ranging from $0.52 to $6.38 per share respectively, were antidilutive and therefore not included in the computation of diluted earnings per share. At December 31, 2008, 2007 and 2006, the Company had 10,402,512, 8,689,050,
and 8,091,569 antidilutive shares related to stock options, respectively. At December 31, 2008, 2007, and 2006, the Company had 12,106,115, 5,252,150, and
500,000 antidilutive shares related to convertible promissory notes, respectively.


6.  Prepaid Expenses and Other Current Assets

As of December 31, 2008 and 2007, prepaid expenses consisted of the following items:

                                                       2008                    2007
                                                       ----                    ----
     Prepaid-Insurance and Employee-Related  $              38,403   $             112,440
     Unbilled Revenues                                      13,415                       -
     Prepaid marketing                                       2,064                  37,267
     Other                                                 106,841                  23,624
                                             ---------------------   ---------------------
     Total                                   $             160,723   $             173,331
                                              =====================  =====================

7.   Prepaid Expense from Warrant

Prepaid expense from warrant consists of an original charge of $173,021 related to the issuance of a warrant to a customer in 2005 to purchase 100,000 shares of the our Common Stock, in exchange for a guarantee by that customer to provide maintenance and support services for ADS to our customers should we be unable to provide such services. The fair value of the warrant was calculated using the Black-Scholes valuation model. The warrant had an exercise price of $3.50 per share and expired in July 2008.

Effective May 2008, the Company sold the underlying ADS technology to the customer and the remaining prepaid asset was expensed. The prepaid expense was
being   amortized  into   the  Consolidated  Statements  of   Operations   on  a
straight-line basis, over 36 months, commencing January 2006. Amortization expense, including the amount written off in May 2008 totaled $57,674 for the year ended December 31, 2008. Amortization expense for the year ended December 31, 2007 and 2006 totaled $57,673 and $57,674, respectively.

8. Property and Equipment

Property and equipment, summarized by major category, at December 31,

                                                               2008            2007
                                                               ----            ----
      Computers and software                               $  609,221      $  2,005,337
      Furniture and fixtures                                  154,729            85,215
      Leasehold improvements                                  202,450            96,804
                                                           -------------   --------------
      Total property and equipment                            966,400         2,187,356

      Less: accumulated depreciation and amortization        (567,307)       (1,676,866)
                                                           -------------   --------------

      Property and equipment, net                           $ 399,093      $    510,490
                                                           =============   ==============

Depreciation expense for 2008, 2007 and 2006 was $341,236, $421,000 and $363,062, respectively. During 2008 we performed a physical inventory of property and equipment and wrote off $62,377 in fixed assets, net of accumulated depreciation. In 2007 we performed a physical inventory of our property and equipment and no adjustment to the financial statements was required. During 2006 we performed a physical inventory of property and equipment and wrote off $57,614 in fixed assets, net of accumulated depreciation.

As of December 31, 2008 and 2007, the Company had $84,110 and $1,010,235, respectively, in fully depreciated assets in use, consisting primarily of computer equipment and software. As of December 31, 2008, net property of approximately $226,000 has been used as collateral on the line of credit discussed in Note 14. During the year ended December 31, 2008, the Company determined that $1,535,301 of equipment was obsolete or should be sold. As a result, accumulated depreciation was reduced by $1,450,805.

9.  Intangible Assets

Intangible assets at December 31, 2007 were $-0-. Intangible assets at December 31, 2008 consisted of the following:

                                                                                   2008
                                                             -------------------------------------------------
                                                                   Gross                             Net
                                                                  Carrying       Accumulated      Carrying
                                                                   Amount        Amortization      Amount
                                                             ------------------ -------------- ---------------

      Goodwill                                               $       22,761,517 $           -  $    22,761,517
                                                             ================== ============== ===============

      Trade Name (indefinite useful life)                    $          860,000 $           -  $       860,000
      Proprietary Technology (5-year useful life)                     3,200,000      (373,333)       2,826,667
      Customer Relationships (10-year useful life)                    1,930,000      (112,586)       1,817,414
                                                             ------------------ -------------- ---------------

      Total                                                  $        5,990,000 $    (485,919) $     5,504,081
                                                             ================== ============== ===============

Aggregate amortization expense for the years ended December 31, 2008, 2007, and 2006 was approximately $485,919, $-0-, and $-0-, respectively.

Estimated amortization expense for the intangible assets for the next five years is as follows:

                                                                                           Years Ending December 31
                                                                             -----------------------------------------------------
                                                                                2009      2010      2011       2012        2013
                                                                             -----------------------------------------------------
      Proprietary Technology                                                 $  640,000 $640,000 $  640,000 $  640,000 $   266,667
      Customer Relationships                                                    193,000  193,000    193,000    193,000     193,000
                                                                             ---------- -------- ---------- ---------- -----------
      Total                                                                  $  833,000 $833,000 $  833,000 $  833,000 $   459,667
                                                                             ========== ======== ========== ========== ===========

10.  Accounts Payable and Other Accrued Expenses

At December 31, 2008 and 2007, accounts payable and other accrued expenses consisted of the following:

                                                                               2008              2007
                                                                               ----              ----
      Trade payables                                                   $       900,176  $        788,460
      Accrued bonuses and commissions payable                                    180,111           143,750
      Accrued vacation payable                                                    77,175            89,318
      Accrued interest on convertible promissory notes                           287,581           208,780
                                                                         ---------------  ----------------
          Total                                                          $     1,445,043  $      1,230,308
                                                                         ===============  ================

11.  Deferred Revenues

Deferred revenue is comprised of license fees and annual maintenance and support fees. License fees are recognized upon customer acceptance of the product. Annual maintenance and support fees are amortized ratably into revenue on the statements of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product.

Deferred revenue activity for the years ending December 31, 2008 and 2007 was as follows:

                                                                   2008                              2007
                                                     --------------------------------- --------------------------------
      Beginning balance                                               $        48,818                  $        56,819
      Invoiced current year                                                 3,255,842                          382,770
       Deferred revenue recognized from prior year    $      (36,606)                  $       (26,820)
       Invoiced and recognized current year               (2,780,933)                         (332,886)
                                                     ----------------                  ----------------
      Total revenue recognized current year                                (2,817,539)                        (359,706)
      Amounts transferred to Four J's                                               -
      Write-offs                                                                    -                          (31,065)
                                                                      ----------------                 ----------------
      Ending balance                                                  $       487,121                  $        48,818
                                                                      ================                 ================

Write-offs consist of bad debt expense charged on deferred revenues outstanding as of the beginning of each period as well as amounts charged to deferred revenue during each period but that became unrealizable.

12.  Industry Segment, Customer and Geographic Information

We operate in a single industry segment, computer software. Substantially all of our assets and employees are located at the corporate headquarters in Burlingame, California. Our organization is primarily structured in a functional manner. During the periods presented, our current Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). Generation of revenues from ADS were not segregated from operating expenses between those incurred for maintenance and support of ADS and research and development expenses incurred on ACS. Therefore our CODM reviews consolidated financial information on revenues, gross margins and operating expenses; discrete information between ADS and the ACS product under development, is not currently maintained or reviewed.

Customer Information

For the year ended December, 31, 2008, $7,585,933, or 92%, of our revenues were derived from three customers, which represented $3,611,441, $2,376,871 and $1,597,621, or 44%, 28% and 20% of our total revenues, respectively. For the year ended December, 31, 2007, $336,493, or 94%, of our revenues were derived from three customers, which represented $213,212, $63,281 and $60,000, or 59%, 18% and 17% of our total revenues, respectively. For the year ended December 31, 2006, $118,800, or 41%, of our revenues were from two customers, which represented $69,000 and $49,800 or 24% and 17% of our total revenues, respectively.

Geographic Information

Revenues by geographic area were as follows:

                                       Years ended December 31,
                     -----------------------------------------------------------
                             2008                2007                2006
                     -------------------  ------------------  ------------------
    Domestic         $  8,280,939   100%  $  146,494     41%  $  240,009     83%
    International           1,790     0%     213,212     59%      47,823     17%
                     -------------------  ------------------  ------------------
    Total            $  8,282,729   100%  $  359,706    100%  $  287,832    100


13.  Income Taxes

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                                                                     2007                 2006
                                                                2008              (Restated)           (Restated)
                                                        -------------------- -------------------- --------------------
                                                           Amount    Percent    Amount    Percent    Amount    Percent
                                                        ------------ ------- ------------ ------- ------------ -------
      U.S. federal income tax benefit
         at federal statutory rate                      $(4,070,005)  -35.0% $(6,175,127)  -35.0% $(5,296,192)  -35.0%
      Sale of net operating loss carryovers                (527,180)   -4.5%           -     0.0%           -     0.0%
      Other permanent items                                 474,033     4.0%     594,212     3.4%     510,360     3.4%
      Change in valuation allowance                       3,588,529    30.9%   5,534,455    31.3%   4,794,198    31.7%
      Other                                                   7,443     0.1%      46,460     0.3%      (8,366)   -0.1%
                                                        ------------ ------- ------------ ------- ------------ -------
          Total                                         $  (527,180)   -4.5% $         -     0.0% $         -     0.0%
                                                        ============ ======= ============ ======= ============ =======

The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." Due to our loss position for the periods ended December 31, 2008, 2007 and 2006, there was no provision for income taxes during these periods.

In November 2008, the Company was approved by the New Jersey Economic Development Authority (the "NJEDA") to participate in the 2008 NJEDA Technology Business Tax Certificate Transfer Program. This program enables approved, unprofitable technology companies based on the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits. On November 25, 2008, the Company received $527,180 of net proceeds ($563,959 gross proceeds less $36,779 of expenses incurred) from a third party related to the sale of approximately $7,297,000 of unused net operating loss carryovers for the State of New Jersey.

Based upon the Company's history of losses, management believes it is more likely than not that the total deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its total deferred tax assets at December 31, 2008 and 2007.

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2008, 2007 and 2006 are as follows:

                                                         As of December 31,
                                            2008               2007                2006
                                      ----------------- ------------------- ------------------

Deferred long-term tax assets:
  Net operating loss carryforward     $     44,120,237  $       24,941,951  $      18,767,303
  Research tax credit carryforward           2,515,581           2,114,422          1,922,882
  Expenses deductible in later years           132,922              96,098             79,833
  Non-Cash interest expense                  1,827,147                   -                  -
                                      ----------------- ------------------- ------------------

Gross deferred tax assets                   48,595,887          27,152,471         20,770,018

Less: valuation allowance                  (46,543,887)        (27,152,471)       (20,770,018)
                                      ----------------- ------------------- ------------------
    Total                                    2,052,000                    -                  -
                                      ----------------- ------------------- ------------------
Deferred long-term tax liabilities:
  Basis difference purchase
   accounting adjustment                    (2,396,000)                   -                  -
                                      ----------------- ------------------- ------------------

    Total                                   (2,396,000)                   -                  -
                                      ----------------- ------------------- ------------------

  Net deferred tax liabilities        $       (344,000) $                 -  $               -
                                      ================= =================== ==================

As of December 31, 2008, we had net operating loss carryforwards of approximately $117.0 million for federal tax purposes and $74.5 ("NOL's") million for state tax purposes. If not earlier utilized, the federal net operating loss carryforwards will expire in various years from 2009 through 2028 and the state net operating loss carryforwards will expire in various years from 2013 through 2028.

Following is a summary of the years in which the NOL's will expire:

       Federal NOL's    State NOL's
               --------------  --------------
  2009-2012    $            -  $   20,424,000
  2013-2016                 -      31,097,000
  2017-2020        30,572,000      13,618,000
  2021-2024        38,485,000               -
  2025-2028        47,932,000       9,350,000
               --------------  --------------

    Total      $  116,989,000  $   74,489,000
               ==============  ==============

Section 382 limits the use of the NOL's based on the purchase price and the existing applicable Federal Rate("AFR"). For May of 2008, the AFR was 4.4%. As the purchase price was $28.5 million, the result is an annual limitation of $731,500. For 2008 it is prorated to $426,700. If the Company does not use the loss in a given year, the unused limit can be carried forward. In addition as Inventa is part of a consolidated group, the Company is subject to a Separate Return Limitation Year ("SRLY") that limits the losses from the years prior to the purchase to the profits of Inventa. Any losses after May 2008 are not subject to either limitation and can be used fully to offset profits of Inventa or ANTs.

As of December 31, 2008, we had research credit carryforwards of approximately $2.0 million for federal tax purposes and $1.6 million for state tax purposes. If not earlier utilized the federal research credit carryforwards will expire in various years from 2013 through 2028. The state research credit carries forward indefinitely until utilized.

A summary of the valuation allowance for the Company's deferred tax assets is as follows:

                                    Charged to
                                     Beginning    Deferred Tax                  Ending
                                      Balance        Assets     Deductions      Balance
                                   -------------  ------------  -----------  -------------
Deferred Tax Allowance Accounts:
    Years Ended December 31,
              2008                 $  27,152,471  $ 21,443,416  $       -    $  48,595,887
              2007                 $  20,770,018  $  6,382,453  $       -    $  27,152,471
              2006                 $  14,861,104  $  5,908,914  $       -    $  20,770,018


Uncertain Tax Positions

Effective January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, "Accounting for Income Taxes", and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. On January 1, 2007, although the implementation of FIN 48 did not impact the amount of the Company's liability or impact beginning retained earnings, the Company reduced its deferred tax asset and valuation allowance by $685,000.

A reconciliation of the beginning and ending amount of the liability for unrecognized income tax benefits during the tax year ended December 31, 2008 and 2007 is as follows:

Balance at January 1, 2007                                                       $   684,954
Additions for tax positions related to the year ended December 31, 2007                  -
                                                                                 -----------
Balance at December 31, 2007                                                     $   684,954
                                                                                 ===========

Balance at January 1, 2008                                                       $   684,954
Additions for tax positions related to the year ended December 31, 2008                  -
                                                                                 -----------
Balance at December 31, 2008                                                     $   684,954
                                                                                 ===========


The $684,954 of unrecognized tax benefits, if recognized, will affect our effective income tax rate. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. Our only major tax jurisdictions are the United States, California and New Jersey. The tax years 1994 through 2008 remain open and are subject to examination by the appropriate governmental agencies in the U.S and 2001 through 2008 in California and New Jersey.

14.  Debt

Long-term debt consists of the following at December 31, 2008 and 2007:

                                                                                                                 Balance as of
                                                                                                                  December 31,
                                                                                                             -----------------------
                                                                     Extinguishment   Stated      Effective                 2007
        Type                Issue Date               Due Date            Date     Interest Rate Interest Rate   2008     (Restated)
        ----                ----------               --------            ----     ------------- -------------   ----     ----------
Convertible Promissory
 Notes                     December 2006           December 2008        May 2008       10%    75.12% - 91.18%  $      -  $1,000,000

Convertible Promissory
 Notes                   January - March 2007   January - March 2009    May 2008       10%     6.65% - 84.63%         -   5,250,000

Convertible Promissory
 Note                          March 2007              March 2009          N/A         10%         29.55%       250,000     250,000

Convertible Promissory
 Notes with
 Attached Warrants     October - December 2007 October - December 2010  May 2008       10%     2.18% - 23.87%        -    3,003,226

Convertible Promissory
 Notes                        May 2008              February 2011          N/A         10%          N/A       3,245,000           -

Convertible Promissory
 Notes                        May 2008              February 2011          N/A         10%     5.66% - 86.34% 5,005,000

Convertible Promissory
 Notes with
 Attached Warrants            May 2008              February 2011          N/A         10%           N/A      3,003,226          -

Line of Credit                May 2008                May 2009             N/A      LIBOR + 2%      2.44%       200,000           -
                                                                                                               --------   ----------

Total debt                                                                                                   11,703,226   9,503,226

Less discount                                                                                                (8,565,882) (3,557,433)

Less current portion                                                                                           (434,084)   (515,435)
                                                                                                              ---------   ---------

Long-term portion of convertible notes payable                                                                2,703,260   5,430,358
                                                                                                             ==========   =========



Scheduled future maturities of long-term debt are as follows at December 31,
----------------------------------------------------------------------------
2008:
-----
      Years Ending December 31

      2009                                $                          450,000
      2010                                                                 -
      2011                                                        11,253,226
      2012                                                                 -
      2013                                                                 -
      Thereafter                                                           -
                                          ----------------------------------

         Total                            $                       11,703,226
         Less discount on notes payable                           (8,565,882)
                                          ----------------------------------
         Net value of notes at
           December 31, 2008              $                        3,137,344
                                          ===================================

"J" Unit Sales

During the period from December 2006 through March 2007, the Company issued bundled securities consisting of convertible promissory notes (the "Notes") and common stock (collectively referred to as the "J Units"). This private offering was approved by the Board of Directors in December 2006 to raise additional working capital. The J Units were sold at a per unit price of $50,000 and were comprised of (i) 14,285 shares of the Company's common stock (issued at the market value of the Company's common stock on the date of purchase (restated)) and (ii) a Note with an initial face value of $25,000. Each Note had a stated interest rate of 10% per annum (simple interest) due and payable at the end of each quarter. Each Note originally matured 24 months from the issuance date, and was convertible into shares of common stock, at the election of the holder, at a per share price of $2.00. Each Note was prepayable without penalty upon 30 days notice and was convertible at the Company's election in the event the closing price of the common stock equals or exceeds $4.00 per share. If converted at the Company's election, the Company agreed to register the shares of stock upon conversion. Substantially all of the Notes were extinguished in May 2008 as discussed below.

In December 2006, 40 J Units were sold to accredited investors, raising $2 million, and 571,400 shares of common stock and Notes with an aggregate face value of $1 million were issued. In January 2007, 180 J Units were sold to accredited investors, raising $9 million, and 2,571,300 shares of common stock and Notes with an aggregate face value of $4.5 million were issued. In March 2007, 40 J Units were sold to accredited investors, raising $2 million, and 571,400 shares of common stock and Notes with an aggregate face value of $1 million were issued.

The Company applied the guidance in Accounting Principles Board ("APB") No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, Emerging Issues Task Force ("EITF") 00-27, Application of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Feature or Contingent with Adjustable Conversion Ratios, to Certain Convertible Instruments, and EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), to allocate the proceeds between the common stock and the Notes and to determine whether or not a beneficial conversion feature existed as part of the Notes.

The Common Stock issued in connection with the December 2006 J Units was valued at $1,265,444 (restated). The notes were then evaluated and deemed to have a beneficial conversion feature in accordance with EITF 98-5 with an intrinsic value of $435,444 (restated), which was recorded to Discount on Notes Payable with the offset going to Additional Paid-in Capital. In addition, the Company paid cash and issued stock commissions to a placement agent in connection with the issuance of the December 2006 J Units. Cash commissions of $40,000 were paid to the placement agent; 10,380 shares of common stock were issued to the placement agent; and the Company agreed to issue 9,080 shares of Common Stock to the placement agent upon conversion of the Notes. The Common Stock issued to the placement agent was valued at $23,874 (restated) based on market value of the Company's stock on the date the Company issued the J Units. Based on these commissions, the Company recognized prepaid debt issuance costs of $23,713 (restated) and Additional Paid-in Capital was reduced by $25,150 (restated). The Discount on Convertible Notes Payable issued in December 2006 totaled $700,888. The Notes were extinguished in May 2008 (see below).

The Common Stock issued in connection with the January and March 2007 J Units was valued at $6,849,423 (restated). The notes were then evaluated and deemed to have an embedded conversion feature in accordance with EITF 98-5 with an intrinsic value of $2,026,923 (restated), which was recorded to Discount on Notes Payable with the offset going to Additional Paid-in Capital. In addition, the Company paid cash and issued stock commissions to a placement agent in connection with the issuance of the 2007 J Units. Cash commissions of $1,100,000 were paid to the placement agent; 145,440 shares of common stock were issued to the placement agent; and the Company agreed to issue 127,200 shares of Common Stock to the placement agent upon conversion of the Notes. The Common Stock issued to the placement agent was valued at $449,228 (restated) based on market value of the Company's stock on the date the Company issued the J Units. Based on these commissions, the Company recognized prepaid debt issuance costs of $584,166 (restated) and Additional Paid-in Capital was reduced by $956,061 (restated). The Discount on Convertible Notes Payable issued in January and March 2007 totaled $3,376,346. The Notes were extinguished in May 2008 (see below).

Convertible Notes Payable with Warrants

During October 2007 the Company sold a convertible promissory note in the amount of $2,000,000 to an accredited investor. Pursuant to the sale, the Company issued a warrant to the investor covering 1,333,333 shares of common stock with a per share exercise price of $3.25. The warrant expired 36 months from issuance. The note had a stated interest rate of 10% per annum (simple interest) due and payable at the end of each calendar quarter, matured in 36 months from the date of issuance and was convertible into shares of common stock, at the election of the holder, at a per share price of $1.50, and is prepayable without penalty if (i) the bid price of the Company's common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) the Company provides the investor with 20 trading days' notice of its intent to prepay. The note was deemed extinguished in May 2008. As a result of the extinguishment, the maturity date of the debt and warrants were extended to January 2011 and the per-share conversion price was reduced to $0.80; all other terms remained unchanged.

During December 2007 the Company sold a convertible promissory note in the amount of $1,003,226. Pursuant to the sale, a warrant was issued to the investor covering 668,817 shares of common stock with a per share exercise price of $3.25. The warrant expired 36 months from issuance. The note had a stated interest rate of 10% per annum (simple interest) due and payable at the end of each calendar quarter, matured 36 months from issuance and was convertible into shares of common stock, at the election of the holder, at a per share price of $1.50, and is prepayable without penalty if (i) the bid price of the Company's common stock equals or exceeds $4.00 per share for ten consecutive trading days and (ii) the Company provides the investor with 20 trading days' notice of its intent to prepay. The note was deemed extinguished in May 2008. As a result of the extinguishment, the maturity date of the debt and warrants were extended to January 2011 and the per-share conversion price was reduced to $0.80; all other terms remained unchanged.

In accordance with APB 14 and EITF 00-27, upon original issuance, the Company allocated the proceeds of these sales between the warrants and the notes based on their relative fair values. The allocation resulted in a total discount of $479,829 (restated) related to the warrants for the Notes issued in October and December 2007. In addition, the Note issued in October 2007 had a beneficial conversion feature based on the computed fair value of the note. The Company accounted for the beneficial conversion feature in accordance with EITF 98-5 and recorded a discount of $191,363 for the beneficial conversion feature. The total discount issued in relation to these notes was $671,192.

Extinguishment of Debt

On May 15, 2008 the Company negotiated with certain holders of the Notes to both extend the maturity date and reduce the price at which each note is convertible into shares of common stock (the "Conversion Price") from $1.50 or $2.00 per share to either $0.80 or $1.20 per share. A total of $9.3 million in principal was renegotiated and the due dates were extended from their original maturity dates of December 2008 through December 2010, to a revised maturity date of January 31, 2011. The Notes that were renegotiated represent both those issued under the "J" Unit Sales discussed above as well as those issued under Convertible Debt with Warrants, also discussed above. The other terms of the Notes remained unchanged.

On the date of modification and in accordance with EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments, the discounted present value of the cash flows of the modified convertible promissory notes (the "Modified Notes") was compared with the discounted present value of the Notes to determine whether the change in cash flows exceeded 10% of the carrying value of the Notes. Based on this test, all of the Notes were deemed extinguished. Upon extinguishment, the Company recorded a loss on the extinguishment of $49,940.

In accordance with EITF 06-6, Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments, all of the Modified Notes were deemed to have a beneficial conversion feature, as the closing price of the Company's stock on May 15, 2008 was greater than the imputed conversion value. The fair value of the beneficial conversion features totaled $5,226,069 and were recorded to Discount on Notes Payable with an offset to Additional Paid-in Capital. In addition, the warrants issued in connection with the October and December 2007 Notes were modified. Consequently, the Company calculated the relative value of the debt and warrants. The discount associated with this allocation resulted in an additional $291,874 recorded to Discount on Notes Payable with an offset to Additional Paid-in Capital. A total additional discount of $5,517,943 was recorded as a result of the extinguishment of debt. The discount will be amortized over the life of the Modified Notes using the effective or straight line interest method as appropriate.

Line of Credit

On May 30, 2008, the Company assumed a revolving credit facility (the "Facility") in connection with the acquisition of Inventa, which remains in force through May 15, 2009. The Facility consists of a $250,000 revolving line of credit which bears interest at a daily rate of LIBOR plus 2.00% (0.436% at December 31, 2008). At December 31, 2008, there was $200,000 outstanding under the line of credit and $50,000 available pursuant to the terms of the Facility. There are no commitment fees due under the facility. The terms of the Facility require consecutive monthly interest-only payments with the principal due on May 15, 2009. The Facility is secured by all of the assets of Inventa.

Convertible Notes Related to Acquisition of Inventa Technologies, Inc.

In May 2008 and as part of the purchase price of Inventa, the Company issued $2.0 million in unsecured promissory notes due January 31, 2011, bearing interest at 10%, with interest payable at the end of each quarter. The convertible promissory notes are immediately convertible to 2.5 million shares of the Company's common stock at the election of the holders at a per share conversion price of $0.80. At the time of issuance, the conversion price was $0.30 per share less than the then-market price of our common stock. In accordance with EITF 98-5, the intrinsic value of the embedded beneficial conversion feature totaling $2.0 million was recorded as an increase to paid-in-capital and will be amortized to using the straight-line interest method over the life of the promissory notes.

15.  Commitments and Contingencies

As of December 31, 2008, the Company leased office facilities under a non-cancelable operating lease. Future minimum lease payments required under the non-cancelable leases are as follows:

Year ending December 31              Operating Leases
-----------------------             ------------------
2009                                 $         326,098
2010                                           195,591
2011                                           195,591
2012                                           195,591
2013                                           195,591
                                    -------------------
Total minimum lease payments         $       1,108,462
                                    ===================


The Company leases approximately 15,000 square feet of general commercial offices located in Burlingame, California (the "Premises"). The Premises are used for the purposes of general office use and for software development. The base rent under this lease is $16,060 per month for the first year, $17,520 per month for the second year and $20,440 per month for the third year. The Company received abated rent for the period from May 1, 2005 to July 30, 2005 and the initial term of the lease was accounted for in accordance with Financial Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases ("FTB 85-3"), which required the effects of the scheduled rent increases and effects of rent abatement to be recognized on a straight-line basis over the initial term of the lease. This results in monthly rental expense of $16,668 through April 30, 2008, the original lease term. During the years ended December 31, 2008, 2007 and 2006 the Company recognized a total of $396,673, $200,020 and $200,020 respectively, in rental expense for this lease. In July 2007 this lease was extended for the period May 1, 2008 through April 30, 2009 at the rate of $34,200 per month. During the year ended December 31, 2008, we recognized a total of $56,000 of sublease income, which was offset to rental expense. There are no asset retirement obligations under this operating lease.

Effective June 1, 2008, the Company entered into a sub-lease for a portion of the Burlingame facility to a customer on a month-to-month basis through April 2009 for $13,000 for rent and utilities, payable each month in advance. Sub-lease income for the year ended December 31, 2008 was approximately $91,000.

As discussed in Note 4, on Inventa was acquired May 30, 2008. As part of the acquisition the Company assumed the Inventa operating lease of a general commercial facility in Mt. Laurel, New Jersey at the monthly rent of $10,007. The lease expires June 30, 2015 and has the option to renew the terms of the lease for an additional five years at the greater of $10,768 or an increase in the consumer price index.

The lease was amended effective August 1, 2008 to add 4,590 square feet upon receipt of a Certificate of Occupancy, currently scheduled for February 1, 2009. The total monthly rent will be $16,299. The amendment also restates the end of the lease commitment to be seven years from the date of the Certificate of Occupancy for the additional space. At expiration of the amended lease, the Company has the option to renew the terms of the lease for an additional five years at the greater of $18,467 or an increase in the consumer price index.

Litigation

On July 10, 2008, Sybase, Inc. ("Sybase") an enterprise software and services company, filed a complaint for common law unfair business practices, and tortious interference with contractual relations, among other things, in the Superior Court of the State of California, County of Alameda. Sybase is seeking an injunction, and damages, among other legal and equitable relief. ANTs believes that this lawsuit is without merit and intends to continue vigorously defending itself.

On August 22, 2008, a former ANTs employee, filed a putative class action complaint for all current and former software engineers, for failure to pay overtime wages, and failure to provide meal breaks, among other things, in Superior Court of the State of California, County of San Mateo. The former employee is seeking an injunction, damages, attorneys' fees, and penalties. ANTs believes that this lawsuit is without merit and intends to continue vigorously defending itself.

On October 14, 2008, Bayside Plaza ("Bayside"), a partnership, filed a complaint for breach of contract in Superior Court of the State of California, County of San Mateo. Bayside is seeking approximately $50,000 in rent, late fees and operating expenses per month from October 2008. The Company intends to continue defending itself.

16. Stockholders' Equity

         Stockholders' equity transactions by cash and non-cash transactions for the years ending December 31, 2008, 2007 and 2006 is presented below.

                                                                                                     2007            2006
                                                                                      2008        (restated)      (restated)
                                                                                --------------- --------------- --------------
Total stockholders' equity, beginning of year                                   $   (1,338,192) $    4,628,771  $   6,412,586
                                                                                --------------- --------------- --------------
Cash transactions:
------------------
   Proceeds from private placements:
      Sales of "H" units at $1.60 per unit                                                   -               -        204,000
      Cash commissions on sales of "H" units                                                 -               -        (20,000)
      Sales of restricted shares of common stock at $1.50 per share                          -               -      9,597,503
      Cash commissions on sales of restricted stock                                          -               -       (709,250)
      Sales of "J" units at $25,000 per unit (equity portion of units)                       -       6,849,427      1,265,474
      Cash commissions on sales of "J" units                                                 -        (684,942)       (25,150)
      Sales of debt with attached warrants                                                             479,829              -
      Sales of common stock at $0.60 per share                                       7,615,056               -              -
      Cash commissions on sales of common stock                                       (367,251)              -              -
                                                                                --------------- --------------- --------------
     Total                                                                           7,247,805       6,644,314     10,312,577
                                                                                --------------- --------------- --------------

   Proceeds from stock and warrant exercises:
        Warrants with exercise price of $2.00 per share modified
              $1.50 per share in 2006                                                        -               -        109,998
        Warrants with exercise price of $2.00 exercised at $2.00 per share                   -               -        458,336
        Cash commissions on exercise of warrants                                             -               -        (39,125)
      Warrants with exercise price of $2.00-$3.50 per share modified
              $1.25 per share                                                                -         996,125              -
      Cash proceeds from exercise of stock options                                      32,670          60,600        713,854
                                                                                --------------- --------------- --------------
     Total                                                                              32,670       1,056,725      1,243,063
                                                                                --------------- --------------- --------------
           Total cash transactions                                                   7,280,475       7,701,039     11,555,640
                                                                                --------------- --------------- --------------

Non-cash transactions:
----------------------
    Acquisition of Inventa Technologies, Inc.:
     Issuance of 20,000,000 shares valued at $1.20 per share                        24,000,000               -              -
     Fair value of $2 million in convertable promissory notes                        1,355,586               -              -
                                                                                ---------------
     Total                                                                          25,355,586               -              -

     Fair value of conversion feature of reissued convertible
             promissory notes                                                        5,226,069               -              -

   Related to private placements:
      Beneficial conversion feature                                                          -       2,218,286        435,444
      Common stock issued for commission                                                     -         169,109          8,833
      Common stock issued for shares subscribed at December 31, 2006                         -               -              -
                                                                                --------------- --------------- --------------
     Total                                                                                   -       2,387,395        444,276
                                                                                --------------- --------------- --------------

   Related to stock vesting and warrant-based compensation:
      Employee compensation expense                                                  3,015,662       1,488,405      1,253,159
      Non-employee compensation expense                                                132,281          99,417         95,088
                                                                                --------------- --------------- --------------
     Total                                                                           3,147,943       1,587,822      1,348,247
                                                                                --------------- --------------- --------------
        Total non-cash transactions                                                 33,729,598       3,975,217      1,792,523
                                                                                --------------- --------------- --------------

Net loss for year                                                                  (11,628,584)    (17,643,219)   (15,131,978)
                                                                                --------------- --------------- --------------

Total stockholders' equity, end of year                                         $   28,043,297  $   (1,338,192) $   4,628,771
                                                                                =============== =============== =============

Details of these transactions by quarter for the years ending December 31, 2008, 2007 and 2006 are presented below.

2008

Funds raised through private offerings to accredited investors:

The Company received $7,615,000 from accredited investors for the sale of 12,691,667 shares of common stock, at a price of $0.60 per share and incurred commission costs of $367,200. The Company issued 510,757 shares of common stock and a warrant to purchase up to 50,166 shares at an exercise price of $0.60 in connection with this private placement.

Other equity transactions:

As discussed in Note 4, on May 30, 2008 Inventa Technologies, Inc. was
acquired for a total purchase price of $28.8 million, which included cash payments of $3,000,000 and issuance of 20 million shares of the Company's common stock valued at $1.20 per share. The Company also issued $2 million in promissory notes to the seller, with a fair value of approximately $1.4 million convertible into 2.5 million shares of common stock. As discussed in Note 14, the notes had a beneficial conversion feature totaling in aggregate $2,000,000 which was allocated to paid-in-capital.

On March 26 and March 31, 2008, the Board of Directors approved a repricing of certain stock options and warrants for employees, consultants and Board members to the then-current market price of the Company's common stock. Officers and Board members forfeited 1,193,667 vested and unvested shares in connection with the repricing. In accordance with the provisions of FAS 123(R), $786,545 in stock compensation expense was recognized, net of forfeiture credits, as a result of the repricing.

For the twelve months ended December 31, 2008 a total of $3,015,662 in compensation expense was recognized related to the vesting of employee stock options and the repricing and $132,281 in professional fees was recognized related to the vesting of non-employee stock options and warrants in accordance with the accounting guidelines set forth in SFAS 123 (R) and EITF 96-18, respectively.

During 2008, a total of 47,500 shares of common stock were issued through the exercise of stock options with original exercise prices ranging from $.52 to $.81, resulting in gross proceeds of $32,670.

2007

Funds raised through private offerings to accredited investors:


In the first quarter of 2007, the Company entered into agreements with accredited investors to purchase 220 J Units, raising $11,000,000. Pursuant to the sale, the Company issued 3,142,700 shares of common stock with share prices between $1.92 and $2.35 (restated), and issued Notes with an initial face value of $5,500,000. In accordance with EITF 00-27, the Company allocated the cash received between debt and equity based on the relative fair value of each piece of the instrument. As a result, value ascribed to the debt portion was $4,150,577 and the value ascribed to the equity portion was $6,849,423.

The Company paid $1,100,000 in cash commissions and issued 145,440 shares of common stock which were valued at $1.92 to $2.35 per share or $449,228. The total commission value of $1,549,228 (restated) was allocated between debt issuance costs and additional paid-in capital as a cost of raising the equity portion of the offering, in the same proportion that was used to allocate the gross proceeds of the offering between notes payable and stockholders' equity. This resulted in an allocation to additional paid-in capital of $965,061 (restated) and $584,166 (restated) to debt issuance costs.

As more fully discussed in Note 14, "Convertible Notes Payable with
Warrants", in the fourth quarter of 2007 the Company issued two convertible promissory notes payable with a principal value of $3,003,226, along with 2,002,150 warrants exercisable at $0.80 (after modification) per share. The $3,003,226 in cash proceeds were allocated between notes payable and equity in proportion to their relative fair values on the date of each issuance, which resulted in a discount on notes payable and increase of additional paid-in capital of $479,829 (restated).

Funds raised through cash exercises of stock options and warrants:

For the year ended December 31, 2007, stock options covering a total of 60,000 shares were exercised, generating $60,600 in cash proceeds to the Company. In the last two quarters of 2007, warrants covering 796,900 shares were exercised at a discounted price of $1.25 per share, resulting in proceeds of $996,125 to the Company.

Other equity transactions:

For the year ended December 31, 2007, $1,488,405 was recognized in compensation expense related to vesting of employee stock options, and $99,417 in professional fees was recognized related to the vesting of non-employee stock options and warrants in accordance with the accounting guidelines set forth in SFAS 123 (R) and EITF 96-18, respectively.

2006

Funds raised through private offerings to accredited investors:

In the fourth quarter of 2007, the Company entered into agreements with accredited investors to purchase 40 J Units, raising $2,000,000. Pursuant to the sale, the Company issued 571,400 shares of common stock with share prices between $2.30 and $2.38 (restated), and issued Notes with an initial face value of $1,000,000. In accordance with EITF 00-27, the Company allocated the cash received between debt and equity based on the relative fair value of each piece of the instrument. As a result, value ascribed to the debt portion was $734,556 and the value ascribed to the equity portion was $1,265,444.

During the quarter ended June 30, 2006, the Company sold to accredited investors, through a private offering, 6,398,335 restricted shares of common stock at a price of one dollar and fifty cents ($1.50) per share. The Company received $9,597,503 in gross proceeds from the offering and paid $709,250 in cash commissions on these sales to the placement agent. Commissions paid in common stock to the placement agent totaled $496,475.

During the quarter ended March 31, 2006, the Company sold to accredited investors, through a private offering, 127,500 H Units at a price of one dollar and sixty cents ($1.60) per H Unit, with each H Unit consisting of (i) one (1) share of common stock, and (ii) a warrant to purchase up to one (1) share of common stock at a per share exercise price of three dollars and twenty-five cents ($3.25), exercisable until April 14, 2008. The Company received $204,000 in gross proceeds from the offering. No commissions were incurred for these sales.

During the quarter ended March 31, 2006, cash commissions totaling $20,000 were paid in connection with the H Unit offering that occurred during the fourth quarter of 2005.

Funds raised through cash exercises of warrants:

During the quarter ended September 30, 2006, investors exercised warrants to purchase 229,168 shares of the Company's common stock (or "shares") at $2.00 per share for a total of $458,336.

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

Funds raised through cash exercises of stock options:

For the year ended December 31, 2006, stock options covering a total of 477,902 shares were exercised, generating $713,854 in cash proceeds.

Other equity transactions:

For the year ended December 31, 2006, the Company recognized $1,253,159 in compensation expense related to vesting of employee stock options, and $79,087 in professional fees related to the vesting of non-employee stock options in accordance with the accounting guidelines set forth in SFAS 123 (R).

During 2006, the Company recognized $16,000 in non-cash professional fee expense (non-GAAP measure) related to issuing 10,666 restricted shares of our common stock at a price of $1.50 per share to a vendor.

17. Stock-Based Compensation

Stock Option Plans

The Company has two stock-based employee and director compensation plans (the ANTs software inc. 2000 Stock Option Plan and the ANTs software inc. 2008 Stock
Plan) which are intended to attract, retain and provide incentives for talented employees, officers, directors and consultants, and to align stockholder and employee interests. Stock-based compensation is considered to be critical to operations and productivity and generally all of employees and directors of the Company participate, as well as certain consultants. Under the Plan, the Company may grant incentive stock options and non-qualified stock options to employees, directors or consultants, at not less than the fair market value on the date of grant for incentive stock options, and 85% of fair market value for non-qualified options. Options are granted at the discretion of the Board of Directors and the Compensation Committee of the Board of Directors.

Options granted under the Plan generally vest within three years after the date of grant, and expire 10 years after grant. Stock option vesting is generally time-based; however, the Company has also issued grants with certain performance-based vesting criteria. Options granted to new hires generally vest between one-sixth and one-third between six months and twelve months from the anniversary date of the grant and then vest monthly thereafter. The remaining unvested options vest ratably over the reamining life of the grant. Following termination of employment or consulting status there is usually a grace period during which the vested portion of the option is exercisable. This period is typically three months, but may be shorter or longer depending on the terms of a given stock option agreement or upon managements' discretion. Non-employee directors are typically granted stock options in recognition of their service. Such directors are granted an option to purchase up to 150,000 shares, which vest monthly over their three-year board service term. Non-employee directors who chair a committee are granted an additional 30,000-share option with the same vesting schedule. Directors generally serve for terms of three years. Options granted to directors may include a one-year lock-up provision following termination of their director status, during which period the option cannot be exercised.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for employees, non-employee directors and consultants for the years ended December 31, 2008, 2007 and 2006, respectively.

                                                                 2008          2007         2006
                                                             ------------  -----------  ------------

Cost of Revenues                                             $    113,864  $         -  $          -
Sales and marketing                                               359,286      189,188       221,586
Research and development                                        1,226,057      741,312       507,600
General and administrative                                      1,448,736      657,322       619,060
                                                             ---------------------------------------
  Stock-based compensation before income taxes                  3,147,943    1,587,822     1,348,246
  Income tax benefit                                                    -            -             -
                                                             ---------------------------------------
  Total stock-based compensation expense after income taxes  $  3,147,943  $ 1,587,822  $  1,348,246
                                                             =======================================

Stock-based compensation expense charged to:
Employee compensation expense (includes
   outside directors)                                        $  3,015,660  $ 1,488,405  $  1,253,159
Professional fees - S&M consultants                                 4,664       55,650        13,500
Professional fees - R&D consultants                                75,735       11,837        65,587
Professional fees - G&A consultants                                51,884       31,930        16,000
                                                             ---------------------------------------
  Stock-based compensation before income taxes                  3,147,943    1,587,822     1,348,246
  Income tax benefit                                                    -            -             -
                                                             ---------------------------------------
  Total stock-based compensation expense after income taxes  $  3,147,943  $ 1,587,822  $  1,348,246
                                                             =====================================

As of December 31, 2008, there was approximately $1,626,744 of total unrecognized compensation cost, adjusted for forfeitures, related to non-vested stock-based payments granted to Company employees and contractors, which is expected to be recognized over a weighted-average period of approximately 2.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Net cash proceeds from the exercise of stock options were $32,670, $60,600, and $713,854 for the years ended December 31, 2008, 2007, and 2006, respectively. No income tax benefit was realized from stock option exercises during the year, due to our net loss from operations for the period. In accordance with SFAS 123(R), if there had been excess tax benefits from the exercise of stock options, these would have been shown as financing cash flows rather than operating cash flows.

Valuation Assumptions
---------------------

The fair value of employee and non-employee stock-based awards was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31, 2008, 2007 and 2006.

                                                Fiscal Years Ended December 31,
                                ----------------------------------------------------------------
                                       2008                  2007                  2006
                                ------------------- ---------------------- ---------------------
      Expected life in years           3.00                  3.00               3.00 - 6.00
      Average Volatility          66.27% - 92.39%         66% - 67%              79% - 96%
      Interest rate               1.48 % - 2.67%        3.50 % - 4.76%        4.55 % - 5.00%
      Dividend Yield                   0.00%                0.00%                  0.00%

The computation of expected volatility for the years ended December 31, 2008, 2007 and 2006 is based on a combination of historical and market-based implied volatility. The computation of expected life is based on historical exercise patterns which generally represent the full vesting date for employee grants and contractual life of the award for non-employee grants. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

18. Stock Options and Warrants

Stock option and warrant activity for the year ending December 31, 2008 is as follows:

                                      Stock Option Shares                    Total Options
                                   Available                      Warrants    and Warrants
                                   for Grant    Outstanding     Outstanding    Outstanding
                                 ------------- -------------   ------------- -------------
Balance, January 1, 2008              652,789     8,689,050       8,124,380    16,813,430
  Authorized                        5,000,000             -               -             -
  Granted                          (4,947,000)    4,947,000          50,166     4,997,166
  Exercised                                         (47,500)              -       (47,500)
Retired/forfeited                   3,186,038    (3,186,038)     (3,616,605)   (6,802,643)
                                 ---------------------------   ---------------------------
Balance, December 31, 2008          3,891,827    10,402,512       4,557,941    14,960,453
                                 ===========================   ===========================

Exercisable, at January 1, 2008                   6,694,666       4,557,941    11,252,607
                                               -------------   ---------------------------

Stock Option Activity

The following table summarizes stock option plan activity and shares available for grant for the years ended December 31, 2008, 2007 and 2006:

                                                                        Outstanding Options
                                                     -----------------------------------------------------
                                                                                Weighted
                                                                                 Average
                                                                     Weighted   Remaining
                                          Shares                     Average   Contractual
                                       Available for  Number of      Exercise    Term (in      Aggregat
                                          Grant         Shares        Price       years)    Intrinsic Value
                                       ------------- -------------- --------------------------------------
Outstanding, January 1, 2006             1,818,940     8,060,801         2.17         7.96 $     2,688,761

  Granted                               (3,350,000)    3,350,000         2.25
  Exercised through cash consideration           -      (477,902)        1.49
  Expired/forfeited/cancelled            2,841,330    (2,841,330)        2.45
                                       ------------  ------------   ---------
Outstanding, December 31, 2006           1,310,270     8,091,569         2.14         7.01 $     1,007,974

  Granted                               (1,804,167)    1,804,167         1.77
  Exercised through cash consideration           -       (60,000)        1.01
  Expired/forfeited/cancelled            1,146,686    (1,146,686)        2.32
                                       ------------  ------------   ---------
Outstanding, December 31, 2007             652,789     8,689,050    $    2.05         6.87 $        30,495

  Additional shares reserved             5,000,000             -            -
  Granted                               (4,947,000)    4,947,000         1.04
  Exercised through cash consideration                   (47,500)        0.69
  Expired/forfeited/cancelled            3,186,038    (3,186,038)        1.87
                                       ------------  ------------   ---------
Outstanding, December 31, 2008           3,891,827    10,402,512    $    1.03         7.40 $             -
Exercisable at December 31, 2008                       6,694,666    $    1.03         6.33 $             -

The aggregate intrinsic value of total stock options outstanding and exercisable during the year ended December 31, 2008 in the table above represents the total pretax intrinsic value (i.e., the difference between the closing stock price on December 31, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. Aggregate intrinsic value changes as the fair market value of Company stock changes. The closing market price of the stock on December 31, 2008 was $0.37. The weighted average grant date fair value of stock options granted during 2008, 2007 and 2006 was $0.45, $0.76 and $1.26, respectively.

A summary of the nonvested shares subject to options granted under the 2000 Stock Option Plan and the 2008 Stock Plan as of December 31, 2008 and 2007 is as follows:

                                                                          Weighted Average
                                                                           Grant Date Fair
                                                        Option Shares       Value Per Share
                                                     ------------------- --------------------
      Nonvested at January 1, 2007                         2,208,490        $     0.61
      Granted during the period                            1,804,167        $     0.76
      Vested during the period                            (1,160,083)       $     1.00
      Terminated during the period                          (898,265)       $     1.01
                                                     ------------------
      Nonvested at December 31, 2007                       1,954,309        $     0.64
      Granted during the period                            4,947,000        $     0.45
      Vested during the period                            (2,184,621)       $     0.52
      Terminated during the period                        (1,008,842)       $     0.48
                                                     ------------------
      Nonvested at December 31, 2008                       3,707,846        $     0.42
                                                     ==================

As of December 31, 2008, there was $1,626,744 of total unrecognized compensation cost related to nonvested shares based compensation agreements granted under the 2000 Stock Option Plan and the 2008 Stock Plan. That cost is expected to be recognized over a weighted average period of approximately 2.5 years.

The range of exercise prices for stock options outstanding and exercisable at December 31, 2008 are summarized as follows:

                                              Total Options Outstanding as of December 31 ,2008
                                  --------------------------------------------------------------------------
                                                                 Weighted                   Weighted
                                                             Average Exercise          Average Remaining
                                         Options              Price per Share           Contractual Life
                                  --------------------- --------------------------- ------------------------
      Range of exercise prices:
            $0.52 - $0.99                     5,914,239 $                      0.84                     6.52
            $1.00 - $1.99                     4,314,871 $                      1.24                     8.72
            $2.00 - $2.99                       156,761 $                      2.43                     5.21
            $3.00 - $3.99                        16,641 $                      3.13                     2.44
                                  --------------------- --------------------------- ------------------------
         Total stock options outstanding
           at December 31, 2008              10,402,512 $                      1.03                     7.40
                                  ===================== =========================== ========================

                                                Total Options Exercisable at December 31, 2008
                                  --------------------------------------------------------------------------
                                                                 Weighted                   Weighted
                                                             Average Exercise          Average Remaining
                                         Options              Price per Share           Contractual Life
                                  --------------------- --------------------------- ------------------------
      Range of exercise prices:
            $0.52 - $0.99                     4,672,228 $                      0.87                     5.77
            $1.00 - $1.99                     1,849,036 $                      1.31                     7.85
            $2.00 - $2.99                       156,761 $                      2.43                     5.21
            $3.00 - $3.99                        16,641 $                      3.13                     2.44
                                  --------------------- --------------------------- ------------------------
         Total stock options exercisable
          at December 31, 2008                6,694,666 $                      1.03                     6.33
                                  ===================== =========================== ========================

Stock-based Awards to Board of Directors
----------------------------------------

On August 16, 2006, Mr. Boyd Pearce, former CEO, resigned, and we entered into a separation agreement pursuant to which (i) a stock option granted to Mr. Pearce in April 2005, covering 750,000 shares of our common stock, was cancelled and replaced by a five-year warrant covering the same number of shares at the same exercise price; (ii) stock options granted in October 2004 covering a total of 750,000 shares of common stock were modified to have a five-year exercise period, and; (iii) restrictions were placed on Mr. Pearce's ability to sell stock purchased under both the newly granted warrant and the modified options. The Company recorded no expense in the Consolidated Statements of Operations related to the cancellation of the April 2005 option grant and the subsequent warrant grant since the exercise price of the warrant was greater than the market price of our common stock on the date of the warrant grant, and the fair value of the warrant, calculated using the Black-Scholes valuation model, was less than the fair value of the original option grant. The Company recorded compensation expense of $198,750 during the period ending September 30, 2006 related to the modification of the October 2004 option grants. No future expense is anticipated as both the warrant and options were fully vested at the date of modification.

On August 22, 2006, the Company entered into Cancellation and Regrant Agreements with directors Thomas Holt, Homer Dunn, John Gaulding, and Robert Henry Kite. Under these Agreements certain non-qualified options to purchase shares of common stock were replaced with Warrants to purchase shares of common stock. The exercise prices and terms of the warrants mirrored the exercise prices and terms of the non-qualified stock options. The exercise prices ranged from $2.60 per share to $6.38 per share for Thomas Holt; from $2.60 per share to $2.85 per share for John Gaulding; from $2.60 per share to $2.85 per share for Homer Dunn; and from $2.35 per share to $2.85 per share for Robert Henry Kite. The cancelled stock options and granted warrants covered an aggregate of 192,500 shares for Thomas Holt; 322,500 shares for John Gaulding; 262,500 shares for Homer Dunn; and 245,000 shares for Robert Henry Kite. No financial benefit was conferred on the directors from the exchange of their stock options for warrants as the exercise prices and terms of the warrants mirrored the exercise prices and terms of the options. These option cancellations and warrant grants helped the Company through a period of heavy recruiting. The Company intends to reduce the number of shares in one or more future intended stock option or equity incentive plans by the aggregate number of shares covered by these warrants. The Company recorded no expense in the Consolidated Statements of Operations for these transactions since the warrants all had exercise prices greater than the market price of the stock on the date of grant, and the fair value of the warrant awards calculated using the Black-Scholes valuation model was less than the fair value of the original option awards.

On September 8, 2006, Mr. Girish Mundada, former vice president of engineering, resigned and entered into a separation agreement with the Company pursuant to which: (i) stock options covering an aggregate of 410,000 shares of Company common stock were modified to extend the standard post-termination exercise period from three months following termination through June 8, 2008; (ii) restrictions were placed on Mr. Mundada's ability to sell stock purchased under the stock options, and; (iii) stock options covering an aggregate of 210,000 shares of Company common stock were cancelled. Compensation expense of $66,000 was recorded during the period ending September 30, 2006 related to the modification of Mr. Mundada's options. No future expense is anticipated as the options were fully vested at the date of modification.

Warrants Outstanding
--------------------

Warrants outstanding as of December 31, 2008 are summarized in the table below:

                                                                                                           Weighted
                                                                                            Exercises       Average
                                                                                            Prices per     Exercise      Year of
                                                                             Warrants          Share         Price      Expiration
                                                                         ---------------- -------------- ------------ --------------
      Warrants issued in private
         placements:
                                                                                3,002,150 $         0.80                        2009
                                                                         ----------------                -----------
           Subtotal                                                             3,002,150                $      0.80
                                                                         ----------------

      Warrants issued to customer and
         vendors
                                                                                  150,000  $1.45 - $1.99                        2009
                                                                                   50,166 $         0.60                        2013
                                                                         ----------------                -----------
           Subtotal                                                               200,166                $      1.42
                                                                         ----------------

      Warrants issued to outside directors
         and former employee:
                                                                                   50,000 $         0.94                        2010
                                                                                  850,000   $.94 - $2.31                        2011
                                                                                  198,750 $         0.94                        2015
                                                                                  256,875 $         0.94                        2016
                                                                         ----------------                -----------
           Subtotal                                                             1,355,625                $      1.70
                                                                         ----------------
           Total warrants outstanding at
            December 31, 2008                                                   4,557,941                $      1.09
                                                                         ================                ===========


Of the total warrants outstanding at December 31, 2008, all warrants were fully vested and exercisable.

19.  Concentration of Credit Risk

The Company maintains cash balances at two financial institutions in excess of federally insured limits. At December 31, 2008, our uninsured cash balances totaled $1,869,678. At December 31, 2008, two customers accounted for 73% of trade accounts receivable balance of $383,445. All but $2,000 of the entire outstanding balance had been collected as of the date of this report.

20.  Employee Benefit Plans

The Company maintains a 401(k) Income Deferral Plan (the "401(k) Plan") immediately open to all employees regardless of age or tenure. The Company may make a discretionary contribution to the 401(k) Plan each year, allocable to all 401(k) Plan participants. However, the Company elected to make no contributions for the years ended December 31, 2008, 2007 and 2006. Administrative fees for the 401(k) Plan totaled $4,311, $4,378 and $3,600 for the years ended December 31, 2008, 2007 and 2006, respectively.


21.  Subsequent Events

Effective January 6, 2009, the Company took possession of the additional space at the facilities located in Mt. Laurel, New Jersey. Accordingly, rent increased from $10,007 per month to $16,299 per month or approximately $195,000 per year.

During the first quarter of 2009, the due date of a convertible promissory note was extended from April 2009 to the earlier of August 2009 or the receipt of $2,000,000 in financing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of the 30th Day of April 2009 by the undersigned, thereunto duly authorized.

                                      ANTs software inc.

                                      By       /s/ Joseph Kozak
                                               --------------------------
                                               Joseph Kozak,
                                               Chairman, Chief Executive Officer
                                               and President

                                      DIRECTORS

                                      By       /s/ Joseph Kozak
                                              ----------------------------------
                                              Joseph Kozak, Chairman, Chief
                                              Executive Officer and President

                                      Date     April 30, 2009
                                               --------------------------


                                      By       /s/ Craig L. Campbell
                                               ---------------------------------
                                               Craig Campbell, Director

                                      Date     April 30, 2009
                                               --------------------------


                                      By       /s/ John R. Gaulding
                                               ---------------------------------
                                               John R. Gaulding, Director

                                      Date     April 30, 2009
                                               --------------------------


                                      By       /s/ Thomas Holt
                                               ---------------------------------
                                               Thomas Holt, Director

                                      Date     April 30, 2009
                                               --------------------------


                                      By       /s/ Robert T. Jett
                                               ---------------------------------
                                               Robert Jett, Director

                                      Date     April 30, 2009
                                               --------------------------


                                      By       /s/ Ari Kaplan
                                               Ari Kaplan, Director

                                      Date     April 30, 2009
                                               --------------------------


                                      By       /s/ Robert H. Kite
                                               ---------------------------------
                                               Robert H. Kite, Director

                                      Date     April 30, 2009
                                               --------------------------


                                      By       /s/ Francis K. Ruotolo
                                               ---------------------------------
                                               Francis K. Ruotolo, Director

                                      Date     April 30, 2009
                                               --------------------------

(a)     Exhibits

        3.1 Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company's 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
        3.2      Amended and Restated Bylaws of the Company.
        3.3 2000 Stock Option Plan of the Company, amended April 5, 2005, as listed in Exhibit 10.1 to the Company's 8-K filed on April 12, 2005, is hereby incorporated by reference.
        10.1 Form of Indemnification Agreement signed with officers and directors of the Company, as listed in Exhibit 10.5 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.
        10.2 Standard Multi-Tenant Office Lease, as listed in Exhibit 10.6 to the Company's 10-QSB filed on November 14, 2005, is hereby incorporated by reference.
        14 Code of Ethics, as listed in Exhibit 14 to the Company's 10-KSB filed on March 30, 2004, is hereby incorporated by reference.
        23.1 Letter of Consent from Independent Registered Accountants, Weiser, LLP.
        23.2     Letter of Consent from Independent Registered Accountants,
                 BPM LLP
        31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)     Reports on Form 8-K

We filed the following reports on Form 8-K during the period from October 1, 2008 through December 31, 2008:

        1) On November 10, 2008 we issued a press release that contained information regarding our results of operations for the quarter ending September 30, 2008.
        2) On November 28, 2008 we disclosed entry into a material definitive agreement with Sybase, Inc.