Form 10-Q
period 2009-03-31
ANTS SOFTWARE INC
filed 2009-05-20
CIK 796655

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

           For the quarterly period ended: March 31, 2009

                                       OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________________ to ________________

                        Commission file number: 000-16299
                                ----------------

                               ANTS SOFTWARE INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                13-3054685
    (State or other jurisdiction of         (IRS Employer Identification Number)
     Incorporation or Organization)

2040 Briggs Road, Suite B4, Mount Laurel, NJ              08054
   (Address of principal executive offices)             (Zip Code)

                                 (856) 914-5200
              (Registrant's Telephone Number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [ ] No [X]

     ANTs software inc. had 90,648,369 shares of common stock outstanding as of May 18, 2009.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------



                          PART I. Financial Information

Item 1.    Consolidated Financial Statements
            Consolidated Balance Sheets as of March 31, 2009 and
               December 31, 2008...............................................3
              Consolidated Statements of Operations for the Three Months
                ended March 31, 2009 and 2008 (restated)...................... 4
            Consolidated Statements of Cash Flows for the Three Months
               ended March 31, 2009 and 2008 (restated)....................... 5
            Consolidated Statements of Shareholders' Equity for the
               Three Months ended March 31, 2009 and 2008 (restated).......... 6
            Notes to Consolidated Financial Statements......................7-16
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................17-22
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........23
Item 4.    Controls and Procedures............................................23



                           PART II. Other Information

Item 1.    Legal Proceedings  ................................................24
Item 1A.   Risk Factors.......................................................24
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........24
Item 3.    Defaults Upon Senior Securities....................................24
Item 4.    Submission of Matters to a Vote of Security Holders................24
Item 5.    Other Information..................................................24
Item 6.    Exhibits...........................................................25
           Signatures.........................................................26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                          ANTS SOFTWARE INC.
                                      CONSOLIDATED BALANCE SHEETS

                                                                          March 31,       December 31,
                                 ASSETS                                      2009             2008
                                                                        --------------   --------------
                                                                          Unaudited
                                                                        --------------   --------------
Current assets:
  Cash and cash equivalents                                             $      642,303   $    2,051,807
  Accounts receivable                                                          365,931          383,445
  Notes receivable from customer                                             2,000,000        2,000,000
  Restricted cash                                                              125,000          125,000
  Current portion of prepaid debt issuance cost                                      -            4,121
  Prepaid expenses and other current assets                                    139,682          160,723
                                                                        --------------   --------------
    Total current assets                                                     3,272,916        4,725,096

Property and equipment, net                                                    359,437          399,093
Other intangible assets, net                                                 5,295,834        5,504,081
Goodwill                                                                    22,761,517       22,761,517
Other assets                                                                    34,898           67,018
                                                                        --------------   --------------
    Total assets                                                        $   31,724,602   $   33,456,805
                                                                        ==============   ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued expenses                           $    1,921,162   $    1,445,043
  Line of credit                                                               200,000          200,000
  Current portion of convertible promisory notes, net of debt
     discount of $- and $15,916, respectively                                  200,000          234,084
  Deferred revenue                                                             400,530          487,121
                                                                        --------------   --------------
    Total current liabilities                                                2,721,692        2,366,248

Long-term liabilities:
  Convertible promissory notes, net of debt discount of $7,788,870
    and $8,549,964, respectively                                             3,464,356        2,703,260
  Deferred tax liability                                                       344,000          344,000
                                                                        --------------   --------------
    Total liabilities                                                        6,530,048        5,413,508
                                                                        --------------   --------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
    no shares issued and outstanding                                                 -                -
  Common stock, $0.0001 par value; 200,000,000 shares authorized;
    90,648,369 shares issued and outstanding as of March 31, 2009
    and December 31, 2008                                                        9,065            9,065
  Additional paid-in capital                                               116,218,466      115,963,846
  Accumulated deficit                                                     (91,032,977)     (87,929,614)
                                                                        --------------   --------------
    Total stockholders' equity                                              25,194,554       28,043,297
                                                                        --------------   --------------
Total liabilities and stockholders' equity                              $   31,724,602   $   33,456,805
                                                                        ==============   ==============

See accompanying Notes to Consolidated Financial Statements

                 ANTS SOFTWARE INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited)
                                                         For the Three Months Ended
                                                                 March 31,
                                                      --------------------------------
                                                                            2008
                                                           2009           (restated)
                                                      --------------    --------------
Revenues:
  Products                                            $           -     $      28,219
  Services                                                1,388,357             4,165
                                                      --------------    --------------
      Total revenues                                      1,388,357            32,384

Cost of Revenues:
  Products                                                        -                 -
  Services                                                1,225,770            44,419
                                                      --------------    --------------
        Gross profit (loss)                                 162,587           (12,035)
                                                      --------------    --------------

Operating Expenses:
  Sales and marketing                                       517,305           326,892
  Research and development                                  535,957         2,601,123
  General and administrative                              1,144,629           993,226
                                                      --------------    --------------

      Total operating expenses                            2,197,891         3,921,241
                                                      --------------    --------------

        Loss from operations                             (2,035,304)       (3,933,276)
                                                      --------------    --------------

Other income (expense):
  Interest income                                             2,483            27,002
  Other                                                       1,945                 -
  Interest expense                                       (1,072,487)         (830,186)
                                                      --------------    --------------

        Other income (expense), net                      (1,068,059)         (803,184)
                                                      --------------    --------------

Net loss before income taxes                             (3,103,363)       (4,736,460)
Income taxes                                                      -                 -
                                                      --------------    --------------
        Net loss                                      $  (3,103,363)    $  (4,736,460)
                                                      ==============    ==============

Basic and diluted net loss per common share           $       (0.03)    $       (0.08)
                                                      ==============    ==============
Shares used in computing basic and diluted
  net loss per share                                     90,648,369        57,792,266
                                                      ==============    ==============

See accompanying Notes to Consolidated Financial Statements

                                                       ANTS SOFTWARE INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (Unaudited)

                                                         Common Stock
                                                    ----------------------        Additional      Accumulated
                                                       Shares     Amount        Paid-in Capital     Deficit          Total
                                                    ----------------------------------------------------------------------------
   Balance at December 31, 2008                        90,648,369  $   9,065  $   115,963,846  $  (87,929,614)  $    28,043,297

Share-based compensation expense- employees                                           240,869                           240,869
Share-based compensation expense- non-employees                                        13,751                            13,751
Net loss                                                                                           (3,103,363)       (3,103,363)
                                                    ------------- ---------- ---------------- ---------------- -----------------
   Balance at March 31, 2009                           90,648,369  $   9,065  $   116,218,466  $  (91,032,977)  $    25,194,554
                                                    ============= ========== ================ ================ =================

   Balance at December 31, 2007 (restated)             57,398,445  $   5,740  $    74,957,098  $  (76,301,030)  $    (1,338,193)

Proceeds from private placements, net of cash
  commissions of $104,100                               1,892,727        189          936,711                           936,900
Share-based compensation expense - employees                                        1,120,985                         1,120,985
Share-based compensation expense - non-employees                                       28,034                            28,034
Net loss                                                                                           (4,736,460)       (4,736,460)
                                                    ----------------------------------------------------------------------------
   Balance at March 31, 2008 (restated)                59,291,172  $   5,929  $    77,042,828  $  (81,037,490)  $    (3,988,734)
                                                    ============= ========== ================ ================ =================


See accompanying Notes to Consolidated Financial Statements

                               ANTS SOFTWARE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                For the Three Months Ended March 31,
                                                                                ------------------------------------
                                                                                                          2008
                                                                                      2009             (restated)
                                                                                ----------------    ----------------
Cash flows from operating activities:
  Net loss                                                                      $    (3,103,363)    $    (4,736,460)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       270,962              93,848
    Amortization of warrant issued to customer                                                -              14,418
    Amortization of discount and prepaid debt issuance cost on notes payable            781,133             589,157
    Stock-based compensation expense                                                    254,620           1,149,019
  Changes in operating assets and liabilities:
    Accounts receivable                                                                  17,514             (31,961)
    Restricted cash                                                                           -              67,574
    Prepaid expenses and other assets                                                    53,161              16,956
    Accounts payable and other accrued expenses                                         476,119             (21,893)
    Deferred revenue                                                                    (86,591)              8,181
                                                                                ----------------    ----------------
      Net cash used in operating activities                                          (1,336,445)         (2,851,161)
                                                                                ----------------    ----------------

Cash flows from investing activities:
    Purchases of property                                                               (23,059)            (25,023)
                                                                                ----------------    ----------------
      Net cash used in investing activities                                             (23,059)            (25,023)
                                                                                ----------------    ----------------

Cash flows from financing activities:
    Proceeds from private placements - equity, net of cash commissions of $104,100            -             936,900
    Payments made on convertible promissory notes                                       (50,000)                  -
                                                                                ----------------    ----------------
      Net cash (used in) provided by financing activities                               (50,000)            936,900
                                                                                ----------------    ----------------

Net decrease in cash and cash equivalents                                            (1,409,504)         (1,939,284)
                                                                                ----------------    ----------------
Cash and cash equivalents at beginning of period                                      2,051,807           4,480,694
                                                                                ----------------    ----------------
Cash and cash equivalents at end of period                                      $       642,303     $     2,541,410
                                                                                ================    ================


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                                                 $       297,416     $       241,030
                                                                                ================    ================

See accompanying Notes to Consolidated Financial Statements

                               ANTS SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Restatement

The Company has restated its financial statements for the three months ended March 31, 2008 to correct errors in such financial statements.

The restatement of the Company's financial statements is based upon a review of the accounting treatment of certain transactions entered into by the Company with certain investors in 2006 and 2007. During this review, the Company discovered that it had incorrectly applied a restriction discount to the market value of its common stock based on a long history of selling restricted common stock to a group of investors. The discounted stock price was then used in the allocation of proceeds between debt and equity for units of convertible promissory notes and restricted common shares that were sold to investors in late 2006 and early 2007. The discounted stock price was also used to determine if there was a beneficial conversion related to the convertible promissory notes. The same methodology was used in late 2007 when the Company issued convertible promissory notes along with common stock warrants.

The following tables present the effects of the restatement adjustments on the Company's balance sheet as of March 31, 2008 and its statements of operations and cash flows for the three months ended March 31, 2008.

                               ANTS SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Restatement (Continued)

                                           RESTATED UNAUDITED BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------

                                                                                      March 31, 2008
                                                                    --------------------------------------------------
                                                                     As Previously
                               ASSETS                                   Reported       Adjustments       As Restated
                                                                    ----------------   ------------    ---------------
Current assets:
  Cash and cash equivalents                                         $     2,541,410    $         -     $    2,541,410
  Accounts receivable                                                        40,165              -             40,165
  Restricted cash                                                           125,000              -            125,000
  Current portion of prepaid debt issuance cost                             373,759        (16,608)(a)        357,151
  Prepaid expenses and other current assets                                 145,059              -            145,059
  Prepaid expense from warrant issued to customer, net                       43,255              -             43,255
                                                                    ----------------   ------------    ---------------
    Total current assets                                                  3,268,648        (16,608)         3,252,040
Property and equipment, net                                                 441,665              -            441,665
Other assets                                                                 34,420              -             34,420
                                                                    ----------------   ------------    ---------------
    Total assets                                                    $     3,744,733    $   (16,608)    $    3,728,125
                                                                    ================   ============    ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued expenses                       $       959,517    $         -     $      959,517
  Current portion of convertible promissory notes, net of                                        -
    premium of $339,924 and discount of $2,430,095 (restated),
    respectively                                                          6,839,924     (2,770,019)(b)      4,069,905
    Accrued interest on convertible promissory notes                        237,581                           237,581
  Deferred revenue                                                           56,999              -             56,999
                                                                    ----------------   ------------    ---------------
    Total current liabilities                                             8,094,021     (2,770,019)         5,324,002


Long-term liabilities:
  Convertible promissory notes, net of debt discount of $217,509 and
      $610,368 (restated), respectively                                   2,785,716       (392,859)(c)      2,392,857
                                                                    ----------------   ------------    ---------------

    Total liabilities                                                    10,879,737     (3,162,878)         7,716,859
                                                                    ----------------   ------------    ---------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
    no shares issued and outstanding                                              -              -                  -
  Common stock, $0.0001 par value; 200,000,000 shares authorized;
    59,291,172 shares issued and outstanding                                  5,929              -              5,929
  Additional paid-in capital                                             72,005,284      5,037,544 (d)     77,042,828
  Accumulated deficit                                                   (79,146,217)    (1,891,273)(e)    (81,037,490)
                                                                    ----------------   ------------    ---------------
    Total stockholders' (deficit) equity                                 (7,135,004)     3,146,270         (3,988,734)
                                                                    ----------------   ------------    ---------------
Total liabilities and stockholders' equity (deficit)                $     3,744,733    $   (16,608)    $    3,728,125
                                                                    ================   ============    ===============

(a) -- Adjustment to eliminate prepaid debt issuance costs related to issuance of Convertible Notes Payable
(b) & (c)-- Adjustment to record discount related to issuance of "J" Units
(d)-- Adjustment to record discount related to issuance of "J" Units
(e)-- Adjustment to record net impact to 2007 and 2006 Statements of Operations

                               ANTS SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Restatement (Continued)

                           RESTATED UNAUDITED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------

                                                    For the Three Months Ended March 31, 2008
                                                 -----------------------------------------------
                                                 As Previously
                                                    Reported      Adjustments       As Restated
                                                 -------------    ------------     -------------
Revenues:
  Products                                       $     28,219     $         -      $     28,219
  Services                                              4,165               -             4,165
                                                 -------------    ------------     -------------
     Total revenues                                    32,384               -            32,384

Cost of Revenues:
  Products                                                  -          44,419 (a)        44,419
                                                 -------------    ------------     -------------
    Gross profit                                       32,384         (44,419)          (12,035)
                                                 -------------    ------------     -------------

Operating Expenses:
  Sales and marketing                                 371,311         (44,419)          326,892
  Research and development                          2,601,123               -         2,601,123
  General and administrative                        1,101,883        (108,657)(b)       993,226
                                                 -------------    ------------     -------------
    Total operating expenses                        4,074,317        (153,076)        3,921,241
                                                 -------------    ------------     -------------
Loss from operations                               (4,041,933)        108,657        (3,933,276)
                                                 -------------    ------------     -------------

Other income (expense):
  Interest income                                      27,002               -            27,002
  Interest expense                                   (161,112)       (669,074)(c)      (830,186)
                                                 -------------    ------------     -------------
    Total other income (expense)                     (134,110)       (669,074)         (803,184)
                                                 -------------    ------------     -------------

    Net loss                                     $ (4,176,043)    $  (560,417)     $ (4,736,460)
                                                 =============    ============     =============
Basic and diluted net loss
  per common share                               $      (0.07)    $     (0.01)     $      (0.08)
                                                 =============    ============     =============
Shares used in computing basic and diluted
  net loss per share                               57,792,266      57,792,266        57,792,266
                                                 =============    ============     =============

(a)-- Adjustment to reclass warrant amortization costs related to sales to a major customer
(b)-- Adjustment to reverse amortization of Prepaid Debt Issuance Costs
(c)-- Adjustment to record increase of interest expense related to amortization of Discount on
      Convertible Notes Payable

                               ANTS SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Restatement (Continued)

                                           RESTATED UNAUDITED STATEMENT OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------------

                                                                                    For the Three Months Ended March 31, 2008
                                                                                -------------------------------------------------
                                                                                 As Previously
                                                                                    Reported        Adjustments      As Restated
                                                                                ----------------   -------------     ------------
Cash flows from operating activities:
  Net loss                                                                      $    (4,176,043)   $   (560,417)(a)  $(4,736,460)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        93,848               -           93,848
    Amortization of warrant issued to customer                                           14,418               -           14,418
    Amortization of premium and discount on notes payable                               (79,918)        596,886 (b)      516,968
    Amortization of debt issuance costs                                                 108,658         (36,469)(c)       72,189
    Stock-based compensation expense                                                  1,149,019               -        1,149,019

  Changes in operating assets and liabilities:
    Accounts receivable                                                                 (31,961)              -          (31,961)
    Restricted cash                                                                      67,574                           67,574
    Prepaid expenses and other current assets                                            16,956               -           16,956
    Accounts payable and other accrued expenses                                         (21,893)              -          (21,893)
    Deferred revenues                                                                     8,181               -            8,181
                                                                                ----------------   -------------     ------------
        Net cash used in operating activities                                        (2,851,161)              -       (2,851,161)
                                                                                ----------------   -------------     ------------

Cash flows from investing activities:
    Purchases of property and other assets                                              (25,023)              -          (25,023)
                                                                                ----------------   -------------     ------------
        Net cash used in investing activities                                           (25,023)              -          (25,023)
                                                                                ----------------   -------------     ------------

Cash flows from financing activities:
    Proceeds from private placements - equity, net of cash commissions                  936,900               -          936,900
                                                                                ----------------   -------------     ------------
        Net cash provided by financing activities                                       936,900               -          936,900
                                                                                ----------------   -------------     ------------

Net decrease in cash and cash equivalents                                            (1,939,284)              -       (1,939,284)
Cash and cash equivalents at beginning of period                                      4,480,694               -        4,480,694
                                                                                ----------------   -------------     ------------
Cash and cash equivalents at end of period                                      $     2,541,410    $          -      $ 2,541,410
                                                                                ================   =============     ============

(a)-- Adjustment to record net impact to the Statement of Operations for the period ended March 31, 2008.
(b)-- Adjustment to record the amortization of Discount on Convertible Notes Payable
(c)-- Adjustment to record the reversal of amortization of Debt Issuance Costs

                               ANTS SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.    Summary of Significant Accounting Policies

Basis of Presentation and Continuation as a Going Concern

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and contemplate continuation of ANTs software inc. (the "Company"), as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a net accumulated deficit during its years of operations totaling $91,032,977, as of March 31, 2009. The Company's ability to continue as a going concern is dependent upon management's ability to generate profitable operations in the future and/or obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company plans to seek additional capital through private placements of equity or debt. If the Company is successful in its efforts to generate revenue in 2009, it will be a source of operating funds through the third quarter of 2009. This expectation includes the anticipated receipt of the final payment of $2 million from a customer as shown in the
Consolidated Balance Sheets. The Company collected $1.5 million of the outstanding balance in May 2009. Management's plans, if successful, will mitigate the factors that raise substantial doubt about the ability to continue as a going concern.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required for annual financial statements and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 consolidated balance sheet was derived from audited financial statements filed with our 10-K as of December 31, 2008 and therefore may not include all disclosures required for annual financial statements.

There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2009 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the consolidated financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended March 31, 2009 and 2008 (restated) are not necessarily indicative of the results that may be expected in the future.

Principles of Consolidation

The consolidated financial statements include the accounts of ANTs software inc. and its wholly-owned subsidiary, Inventa Technologies, Inc. ("Inventa") from May 30, 2008, the date of acquisition (collectively referred to as the "Company"). All significant intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates made by management include allowance for doubtful accounts receivable, recoverability of long-lived and intangible assets, the fair value of the warrants and debt issued in conjunction with the issuance of the promissory notes, and assumptions incorporated in determining stock-based compensation.

                               ANTS SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

Income Taxes

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The income tax benefits generated in the three months ended March 31, 2009 and 2008 (restated) as a result of the Company's net losses have been fully offset by recording a valuation allowance in each period.

Revenue Recognition

The Company recognizes license and royalty revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition ("SOP 97-2"), and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenues consist of product revenues representing sales of customized platforms using our intellectual property, licenses and royalties and services revenues representing managed and professional services fees for maintenance and support services. Maintenance and support revenue is deferred and recognized over the related contract period, generally twelve months, beginning with customer acceptance of the product.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, the Company will defer revenue based on vendor-specific objective evidence ("VSOE") of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If the VSOE of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software license arrangements, which comprise prepaid license and maintenance and support fees, is recognized when all of the following criteria are met:

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

                               ANTS SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), for all financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for the Company to January 1, 2009 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. The Company adopted these remaining provisions on January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

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

                               ANTS SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.    Basic and Diluted Net Loss per Share

Basic net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share, using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

The following unaudited table presents the calculation of basic and diluted net loss per share for the three months ending March 31, 2009 and 2008 (restated), respectively. At March 31, 2009 and 2008, the Company had 10,351,957 and 7,770,611 antidilutive shares of common stock related to stock options, respectively. At March 31, 2009 and 2008, the Company had 12,106,115 and 5,252,150 antidilutive shares related to convertible promissory notes. At March 31, 2009 and 2008, warrants for the purchase of 4,557,941 and 7,970,005 shares of common stock at prices ranging from $0.60 to $2.31 per share, respectively, were anti-dilutive. These anti-dilutive instruments are not included in the calculation of basic and diluted net loss per share.

                                              Loss           Shares     Loss per
                                           (Numerator)   (Denominator)   Share
                                         --------------- -------------  --------
 Quarter ended March 31, 2009
   Basic and diluted net loss per share $ (3,103,363) 90,648,369 $ (0.03) Quarter ended March 31, 2008 (restated)
   Basic and diluted net loss per share  $   (4,736,460)    57,792,266  $ (0.08)

4.    Accounts Payable and Other Accrued Expenses

At March 31, 2009 and December 31, 2008, accounts payable and other accrued expenses consisted of the following:

                                                   March 31,    December 31,
                                                      2009          2008
                                                  ------------  ------------
                                                  (unaudited)
Trade payables and other                          $  1,458,171  $    900,176
Accrued bonuses and commissions payable                 51,029       180,111
Accrued vacation payable                               130,443        77,175
Accrued interest on convertible promissory notes       281,519       287,581
                                                  ------------  ------------
   Total                                          $  1,921,162  $  1,445,043
                                                  ============  ============

5.    Deferred Revenue

Deferred revenue is comprised of license fees and annual maintenance and support fees. License fees are recognized upon customer acceptance of the product. Annual maintenance and support fees are amortized ratably into revenue on the statements of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product.

Deferred revenue activity was as follows:

                                                         Three Months Ended           Three Months Ended
                                                           March 31, 2009               March 31, 2008
                                                     --------------------------    --------------------------
                                                            (unaudited)                    (unaudited)
Beginning of the period                                            $   487,121                   $    48,818
Invoiced current period                                                524,367                        40,565
   Deferred revenue recognized from prior periods       (386,564)                     (28,219)
   Invoiced and recognized current period               (224,394)                      (4,165)
                                                     ------------                  -----------
Total revenue recognized current period                               (610,958)                      (32,384)
                                                                   ------------                  ------------
End of the period                                                  $   400,530                   $    56,999
                                                                   ============                  ============

                               ANTS SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.    Debt

As of March 31, 2009,  the  outstanding  balance of the  Convertible  Promissory
Notes was $3,664,356. This is comprised of notes with a face amount of $11,453,226 less unamortized debt discount of $7,788,870.

Debt discount and other issuance costs associated with the Convertible Promissory Notes are amortized to interest expense over the remaining life of the Convertible Promissory Notes using the effective interest method or the straight-line method, whichever is applicable. Upon conversion of Convertible Promissory Notes into Common Stock, unamortized costs relating to the notes converted are charged to interest expense. Total charges to interest for debt discount and other issuance costs were $781,133 and $589,157 (restated) for the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, Convertible Promissory Notes totaling $50,000 were repaid by the Company.

During the three months ended March 31, 2009, the due date of a $200,000 Convertible Promissory Note was extended from March 20, 2009 to the earlier of August 20, 2009 or the receipt of $2,000,000 in financing. The Company also agreed to issue 5,000 shares of the Company's common stock for each month or fraction thereof during which the note is outstanding, with no other terms being modified. This extension was not considered a modification in accordance with EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments. The holder of the note also agreed to accept shares of the Company's stock in consideration for interest payments.

7.    Commitments and Contingencies

Effective January 6, 2009, the Company took possession of the additional space at the facilities located in Mt. Laurel, New Jersey. Accordingly, rent increased from $10,007 per month to $16,299 per month or approximately $196,000 per year. The amendment also restates the end of the lease commitment to be seven years from the date of the Certificate of Occupancy for the additional space, or January 6, 2016. At expiration of the amended lease, the Company has the option to renew the terms of the lease for an additional five years at the greater of $18,467 or an increase in the consumer price index.

On July 10, 2008, Sybase, Inc. ("Sybase"), an enterprise software and services company, filed a complaint for common law unfair business practices, and tortuous interference with contractual relations, among other things, in the Superior Court of the State of California, County of Alameda. Sybase is seeking an injunction, and damages, among other legal and equitable relief. The Company believes that this lawsuit is without merit and intends to continue vigorously defending itself.

On August 22, 2008, a former Company employee filed a putative class action complaint for all current and former software engineers, for failure to pay overtime wages, and failure to provide meal breaks, among other things, in Superior Court of the State of California, County of San Mateo. The former employee is seeking an injunction, damages, attorneys' fees, and penalties. The Company believes that this lawsuit is without merit and intends to continue vigorously defending itself.

On October 14, 2008, Bayside Plaza ("Bayside"), a partnership, filed a complaint for breach of contract in Superior Court of the State of California, County of San Mateo. Bayside is seeking approximately $50,000 in rent, late fees and operating expenses per month from October 2008. The Company intends to continue defending itself.

Beginning in July 2008, the Company leases an executive apartment owned by a stockholder who owns 500,000 shares of the Company's common stock and who also holds a Convertible Promissory Note totaling $1,000,000 (undiscounted), for $2,900 per month or $34,800 per annum. This lease expires in June 2009 and has not been renewed.

                               ANTS SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.    Stockholders' Equity

Following is a summary of equity transactions by for the three months ending March 2009 and 2008, respectively.

Three months ended March 31, 2009:

During the three months ended March 31, 2009, the Company granted 35,000 stock options at $0.35 per share.

For the three months ended March 31, 2009, the Company recognized a total of $240,869 in compensation expense related to the vesting of employee stock options and $13,751 in professional fees related to the vesting of non-employee stock options.

Three months ended March 31, 2008:

Funds raised through private offerings to accredited investors:

In the first quarter of 2008, the Company received $936,900, net of commissions of $104,100 from accredited investors, for the sale of 1,735,000 shares of the Company's common stock, at a price of $0.60 per share. The Company paid a placement agent a cash commission of $104,100 and issued 157,727 shares of common stock to the placement agent in connection with these investments. The shares are contractually valued at $0.66 per share or $104,100.

Other equity transactions:

On March 26 and March 31, 2008, the Board of Directors approved repricing of certain stock options and warrants for employees, consultants and Board members to the then-current market price of the Company's common stock. Officers and Board members forfeited 1,193,667 vested and unvested shares in connection with the repricing. The Company recognized $786,545 in stock compensation expense, net of forfeiture credits, as a result of the repricing.

For the three months ended March 31, 2008, the Company recognized a total of $1,120,985 in compensation expense related to the vesting of employee stock options and the repricing and $28,034 in professional fees related to the vesting of non-employee stock options and warrants.

As of March 31, 2009, the Company had outstanding options to purchase up to 10,351,957 shares of common stock at exercise prices ranging from $0.35 to $3.20 per share, of which 6,815,873 were exercisable.

During the three months ended March 31, 2009, the Company granted 35,000 stock options at $0.35 per share with a fair value of $0.24 per share on the date of grant. The fair value was estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

   Expected life in years                        3.00
   Average volatility                          105.28%
   Risk free rate                                1.27%
   Dividend yield                                0.00%

As of March 31, 2009, the Company had 4,557,941 warrants outstanding to purchase common stock at exercise prices ranging from $0.60 to $2.31 per share, of which 4,557,941 were exercisable.

9.   Concentrations

At March 31, 2009 and December 31, 2008, two customers accounted for 84% of the trade accounts receivable balance of $365,931 and 73% of the trade accounts receivable balance of $383,445, respectively.

For the quarter ended March 31, 2009, three customers accounted for 97% of total revenues of $1,388,357.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the financial statements and notes thereto in Part 1 Item 1, Financial Statements for this Quarterly Report on Form 10-Q and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Restatement

The Company has restated its financial statements for the period ended March 31, 2008 to correct errors in such financial statements.

The restatement of the Company's financial statements is based upon a review of the accounting treatment of certain transactions entered into by the Company with certain investors in 2006 and 2007. During this review, the Company discovered that it had incorrectly applied a restriction discount to the market value of its common stock based on a long history of selling restricted common stock to a group of investors. The discounted stock price was then used in the allocation of proceeds between debt and equity for units of convertible promissory notes and restricted common shares that were sold to investors in late 2006 and early 2007. The discounted stock price was also used to determine if there was a beneficial conversion related to the convertible promissory notes. The same methodology was used in late 2007 when the Company issued convertible promissory notes along with common stock warrants. See Note 1 of the Consolidated Financial Statements for the impact of the restatement.

Results of Operations

Our consolidated results of operations for the three months ended March 31, 2009 and 2008 (restated) are summarized below:

                                      Three Months Ending March 31,
                                      -----------------------------
                                                          2008
                                          2009         (restated)     % Change
                                      -------------   ------------   -----------


Revenues                              $  1,388,357    $    32,384          4187%
Cost of revenues                         1,225,770         44,419          2660%
                                      -------------   ------------   -----------
   Gross profit                            162,587        (12,035)         1451%
Operating expenses                       2,197,891      3,921,241           -44%
                                      -------------   ------------   -----------
   Loss from operations                 (2,035,304)    (3,933,276)           49%

Other income (expense), net             (1,068,059)      (803,184)          -33%
                                      -------------   ------------   -----------
   Net loss                             (3,103,363)    (4,736,460)           34%
                                      =============   ============   ===========
Net loss per share -
   basic and diluted                  $      (0.03)   $     (0.08)            -
                                      =============   ============   ===========
Shares used in computing basic and
   diluted net loss per share           90,648,369     57,792,266            57%
                                      =============   ============   ===========

Revenues

Revenues for the three months ended March 31, 2009 consist of services revenues representing managed and professional services fees for maintenance and support services. Future revenues are expected to include sales and licenses of our ANTs Compatibility Server ("ACS") product and related technology, managed services revenue related to existing and new contracts and professional services revenue from pre and post-sales consulting related to ACS and other database consolidation technologies we may develop.

Revenues for the three months ended March 31, 2008 are from ANTs Data Server ("ADS") license fees, recognition of deferred maintenance and support of ADS, royalties from third parties that resell ADS, and professional services fees on ADS installations.

During the three months ended March 31, 2009, we recognized approximately $1.4 million in revenue, an increase of approximately $1.4 million versus the three months ended March 31, 2008. The increase was primarily due to the acquisition of Inventa as all revenues during the first quarter are related to Inventa services revenues. For the quarter ended March 31, 2009, three customers accounted for 97% of total revenues of $1,388,357.

Cost of Revenues

Cost of revenues during the three months ending March 31, 2009 and 2008 was approximately $1.2 million and $44,000, respectively. Cost of revenues for the quarter ended March 31, 2009 consists of personnel costs to provide managed and professional services. Cost of revenues during the quarter ended March 31, 2008 consisted primarily of amortization of a warrant from a major customer.

Operating Expenses

Operating expenses by department for the three months ending March 31, 2009 and 2008 were as follows:

                                           Three Months Ended March 31,
                            ----------------------------------------------------------
                                                                         2008
                                          2009                        (restated)
                            ----------------------------------  ----------------------
                                 $           %      % Change        $           %
                            -----------  ---------  ----------  ----------  ----------

Sales and marketing         $   517,305        24%         58%  $  326,892          9%
Research and development        535,957        24%        -79%   2,601,123         66%
General and administrative    1,144,629        52%         15%     993,226         25%
                            -----------  ---------  ----------  ----------  ----------
Total operating expenses    $ 2,197,891       100%        -44%  $3,921,241        100%
                            ===========  =========  ==========  ==========  ==========

Our primary expenses are salaries, benefits and consulting fees related to developing and marketing ACS, marketing and selling managed and professional services and, for the quarter ended March 31, 2008, maintenance and support of ADS. We completed development of ADS in 2005 and began sales and support of that product during that year. We began development of ACS in early 2007.

Sales and Marketing

Sales and marketing expense consists primarily of employee salaries and benefits, stock-based compensation, professional fees for marketing and sales services, travel and entertainment and corporate overhead allocations.

Sales and marketing expense for the three months ended March 31, 2009 and 2008 is presented in the table below.

                                           Three Months Ended March 31,        %
                                           ----------------------------
                                               2009           2008           Change
                                           ------------   -------------    ----------
Employee compensation and benefits              348,018         148,800          134%
Stock-based compensation                         32,201          64,936          -50%
Consulting fees                                  26,678          58,737          -55%
Travel and entertainment                         18,206          36,337          -50%
Corporate allocations from general and
   administrative expenses                       31,532          17,663           79%
Events and promotions and other                  12,420             419        2,864%
Amortization of customer relationships           48,250               -          N/A
                                           ------------   -------------    ----------
Total                                      $    517,305   $     326,892           58%
                                           ------------   -------------    ----------

Headcount at end of period                            6               2          200%

Total sales and marketing expense increased by approximately $190,000, a 58% increase, due primarily to the following:

     o Employee compensation and benefits increased by 134% primarily due to the acquisition of Inventa and the resulting increase in head-count.

     o Stock-based compensation decreased 50% primarily due to a one-time non-cash charge incurred for the repricing of stock options, effective March 26, 2008, to the then-current market price of our common stock.

     o Consulting fees decreased 55% due to efficiencies achieved in go-to-market strategy. By selling through partners rather than selling directly to end-users, we eliminated end-user marketing and lead-generation programs.

     o    Travel  and  entertainment   decreased  50%  as  we  decreased  travel
          activities for our sales and marketing staff.

     o Corporate allocations increased 79% due to increased headcount in sales and marketing.

     o Amortization of customer relationships resulted from the acquisition of Inventa in the prior year.

Research and Development

Research and development expense consists primarily of employee compensation and benefits, contractor fees to research and development service providers, stock-based compensation and equipment and computer supplies. During 2007 we began developing ACS, which significantly increased our contract research and development expense.

Research and development expense for the three months ended March 31, 2009 and 2008 is presented in the table below.

                                             Three Months Ended March 31,
                                             ----------------------------       %
                                                 2009            2008         Change
                                             -----------    -------------   -----------
Employee compensation and benefits           $   147,823    $   1,110,838          -87%
Contractor fees                                  220,264          659,745          -67%
Stock-based compensation                          28,532          544,940          -95%
Corporate allocations from general and
  administrative expenses                         31,532          190,754          -83%
Equipment and computer supplies                   44,325           85,312          -48%
Other                                             63,481            9,534          566%
                                             -----------    -------------   -----------
Total                                        $   535,957    $   2,601,123          -79%
                                             -----------    -------------   -----------

Headcount at end of period                             4               26          -85%

Total research and development expenses decreased by approximately $2.1 million, a 79% decrease, due primarily to the following:

     o Employee compensation and benefits, and stock-based compensation decreased 87% due to decreases in headcount from 26 as of March 31, 2008 to 4 as of March 31, 2009.
     o Contractor fees decreased 67% as we decreased use of contract research and development services on the ACS product and eliminated such services for the ADS product.
     o Corporate allocations decreased 83% due to decreased headcount in research and development.
     o Equipment and computer supplies decreased primarily due to the reduced need for such equipment as a result of the reduction in headcount.

General and Administrative

General and administrative  expenses consists primarily of employee salaries and
benefits,   professional  fees  (legal,  accounting,  and  investor  relations), facilities expenses, and corporate insurance.

General and administrative expenses for the three months ended March 31, 2009 and 2008 is presented in the table below.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                                       2008
                                                           2009     (restated)     % Change
                                                    ------------   --------------------------
Employee compensation and benefits                  $   272,288    $    238,917           14%
Stock-based compensation                                152,341         539,143          -72%
Facilities, director fees, insurance and other          334,053         273,725           22%
Professional fees                                       415,317         149,858          177%
Travel and entertainment                                 33,699               -          N/A
Corporate allocations to Sales and marketing and
   research and development                             (63,069)       (208,417)          70%
                                                    ------------   -------------  -----------
Total                                               $ 1,144,629    $    993,226           15%
                                                    ------------   -------------  -----------

Headcount at end of period                                    4               3           33%

Total general and administrative expenses increased by approximately $151,000, a 15% increase, due primarily to the following:

     o Employee compensation and benefits expense increased 14% due primarily to the acquisition of Inventa.
     o Stock-based compensation decreased 72% due primarily to the impact of the repricing of the exercise price of certain vested and unvested stock options and warrants to the then-current market value of our common stock as of March 26 and March 31, 2008.
     o Professional fees increased 177% primarily due to expenses relating to the restatement of the 2008 financial statements.
     o Allocations of overhead costs decreased 70% versus the prior year. Allocations of corporate overhead from general and administrative costs to the other functional departments were based on headcount. These allocations decreased as the number of personnel in other functional departments decreased.

Other Income (Expense), Net

The components of other (expense) income, net for the three months ended March 31, 2009 and 2008, was as follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                                   2008
                                                    2009        (restated)     % Change
                                                ------------  -------------- --------------
Other income (expense):
  Interest expense, convertible notes payable   $(1,072,487)  $    (830,186)            29%
  Interest income                                     2,483          27,002            -91%
  Other                                               1,945               -            N/A
                                                ------------  -------------- --------------
        Other income (expense), net             $(1,068,059)  $    (803,184)            33%
                                                ------------  -------------- --------------

Other  income  (expense),   net  primarily   consists  of  interest  expense  on
convertible notes payable and income earned on cash and cash equivalents. The following items significantly impacted other (expense) income:

     o Interest expense increased approximately $242,000, or 29%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to increased amortization of the discount on the convertible notes payable.
     o Interest income decreased by approximately $25,000, or 91%, due to lower invested cash balances and interest rates.

Liquidity, Capital Resources and Financial Condition

Cash flows as of and for the three months ended March 31, 2009 and 2008, are as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                                       2008
                                                        2009        (Restated)
                                                    ----------------------------
Net cash used in operating activities               $ (1,336,445) $  (2,851,161)
Net cash used in investing activities                    (23,059)       (25,023)
Net cash (used in) provided by financing activities      (50,000)       936,900
                                                    ------------- --------------
Net decrease in cash and cash equivalents           $ (1,409,504) $  (1,939,284)
                                                    ============= ==============

Since inception, we have funded operations and investments in operating assets with cash raised through financing activities in the form of private offerings to accredited investors. The funds raised have been primarily in the form of sales of our common stock and, to a lesser degree, through the issuance of convertible promissory notes.

Details regarding the cash flows by activity follow.

Cash Used in Operating Activities

During the three months ended March 31, 2009, cash used in operating activities totaled $1.3 million, an increase of $1.5 million compared to the three months ended March 31, 2008. The following items significantly impacted our cash used in operating activities in the first quarter of 2009 versus the same period of 2008:

     o A decrease in overall salaries and benefits due to a decrease in headcount from 31 at March 31, 2008 to 14 at March 31, 2009, as well as a decrease in contract research and development fees.
     o    An increase in accounts payable and other accrued expenses

Cash Used in Investing Activities

During the three months ended March 31, 2009, cash used in investing activities totaled approximately $23,000, a slight decrease of approximately $2,000 versus the same period in 2008, due to a decrease in the purchase of computer and lab equipment required to design and test our products.

Cash (Used in) Provided by Financing Activities

During the three months ended March 31, 2009, cash used by financing  activities
totaled   approximately  $50,000  from  the  payment  to  retire  a  convertible promissory note.

During the three months ended March 31, 2008, cash provided by financing activities totaled approximately $937,000 from the following:

     o We raised $936,900, net of commissions of $104,100 from the sale for the sale of 1,735,000 shares of the Company's common stock, at a price of $0.60 per share.
     o Cash provided by financing activities was reduced by cash commissions paid to a placement agent totaling $104,100.

Capital Resources and Going Concern

We anticipate that current cash resources will be sufficient for us to execute our business plan into the third quarter of 2009. This expectation includes the anticipated receipt of the final payment of $2 million from a customer as shown in the Consolidated Balance Sheets. If further financing is not obtained we will not be able to continue to operate as a going concern. We collected $1.5 million of the outstanding balance in May 2009. We believe that securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of our product and technology. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investment portfolio. Our investment portfolio consists of liquid investments that have maturities of three months or less. Our risk associated with fluctuating interest income is limited to investments in interest rate sensitive financial instruments. Under our current policy, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on management's evaluation, our Chief Executive Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, migrating processes, or acquisition of subsidiaries. As a result of the material weaknesses listed in the 10-K, management has continued using the services of the third party contract consulting company. Management is also in the process of analyzing all existing controls to ensure all major, non-routine transactions are appropriately recorded.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 10, 2008, Sybase, Inc. ("Sybase"), an enterprise software and services company, filed a complaint for common law unfair business practices, and tortuous interference with contractual relations, among other things, in the Superior Court of the State of California, County of Alameda. Sybase is seeking an injunction, and damages, among other legal and equitable relief. We believe that this lawsuit is without merit and intend to continue vigorously defending ourselves.

On August 22, 2008, a former ANTs employee filed a putative class action complaint for all current and former software engineers, for failure to pay overtime wages, and failure to provide meal breaks, among other things, in Superior Court of the State of California, County of San Mateo. The former employee is seeking an injunction, damages, attorneys' fees, and penalties. We believe that this lawsuit is without merit and intend to continue vigorously defending ourselves.

On October 14, 2008, Bayside Plaza ("Bayside"), a partnership, filed a complaint for breach of contract in Superior Court of the State of California, County of San Mateo. Bayside is seeking approximately $50,000 in rent, late fees and operating expenses per month from October 2008. The Company intends to continue defending itself.

ITEM 1A.   RISK FACTORS

Other than the following there has been no material changes during the quarter ended March 31, 2009.

We might not collect our receivables

Due to the ongoing worldwide economic crisis, weakness in the credit markets, significant liquidity problems in the financial services industry and related factors, we might face increased problems in collecting our accounts, notes, and other obligations receivable. Since we rely on those receivables to finance our ongoing business operations, failure to collect our receivables might cause our business and operations to be severely and materially adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a) Exhibits

         31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ANTs software inc.

Date: May 19, 2009          By: /s/ Joe Kozak
                                -----------------------------------------------
                                Joe Kozak, Chief Executive Officer and President