Form 10-K/A
period 2008-12-31
ANTS SOFTWARE INC
filed 2009-05-22
CIK 796655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 2008

[_] Transition Report Under to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

               2040 Briggs Road, Suite B4, Mount Laurel, NJ, 08054 (Address of principal executive offices including zip code)

                                 (856) 914-5200
              (Registrant's telephone number, including Area Code)

           Securities registered under Section 12(b) of the Act: None

              Securities Registered under Section 12(g) of the Act:
                         Common Stock, $0.0001 par value
                               -------------------

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. Yes [_] No [X]

     Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No
     [_]

     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (in Rule 12b-2 of the Exchange Act).
     Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_] Smaller reporting company [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

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

     The issuer had 90,648,369 shares of common stock outstanding as of April 30, 2009.

                                Explanatory Note
                                ----------------

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") hereby amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which ANTs software inc. (the "Company") filed with the Securities and Exchange Commission on May 1, 2009. The sole purpose of this amendment is to include information omitted from our Annual Report on Form 10-K under Part III, Items 10, 11, 12, 13, and 14. Included in this amendment is a revised consent from Weiser LLP to include language relating to its consent of the incorporation by reference of its report on the effectiveness of the Company's internal controls over financial reporting.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance ..............5
Item 11.  Executive Compensation...............................................9
Item 12.  Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................20
Item 13.  Certain Relationships and Related Transaction and
               Director Independence..........................................22
Item 14.  Principal Accountant Fees and Services..............................22

Signatures....................................................................24
Exhibits......................................................................26

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

                                    PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                            MANAGEMENT AND DIRECTORS

     The following table sets forth information with respect to our current executive officers, principal employees, consultants and directors:

Name                            Age     Position

Joseph Kozak.....................58     Chairman, President and Chief
                                        Executive Officer, Class 1 Director,
                                        term expires in 2010

Francis K. Ruotolo...............71     Class 3 Director, term expires in 2009

John R. Gaulding.................63     Class 3 Director, term expires in 2009

Thomas Holt......................63     Class 1 Director, term expires in 2010

Robert H. Kite...................54     Class 2 Director, term expires in 2011

Robert Jett......................64     Class 3 Director, term expires in 2009

Ari Kaplan.......................39     Class 2 Director, term expires in 2011

Craig Campbell...................52     Class 2 Director, term expires in 2011

Kenneth Ruotolo..................48     Vice President Corporate Development

Rick Cerwonka....................57     President, Inventa Technologies Inc.


Joseph Kozak, Age 58
Chairman, President and Chief Executive Officer

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

Francis K. Ruotolo, Age 71
Director

     Francis Ruotolo was an employee through June 30, 2007, was the Chairman of the Board of the Company through September 30, 2007, and became a director of the Company effective October 1, 2007. Mr. Ruotolo became Chairman of the Board, Chief Executive Officer and President in January 2001. Prior to that time, he was a member of the Company's Board of Advisors. Before joining the Company, Mr. Ruotolo was a director in the consulting practice of Deloitte & Touche. Prior to working at Deloitte Consulting Mr. Ruotolo was CEO of The Futures Group, a long term strategic planning consultancy whose clients included: IBM, American Airlines, Monsanto, Ford Motor Co., Pfizer, and numerous departments of the federal government. Mr. Ruotolo was Senior Vice President of Macy's California for seven years and held the same position at Lord & Taylor in New York. Mr. Ruotolo holds a BA degree in English/Journalism from Northeastern University, Boston, MA. Mr. Ruotolo resigned as President of the Company in March 2003 and resigned as the Company's Chief Executive Officer effective January 31, 2005. Mr. Ruotolo is the father of the Corporate Secretary and Chief Financial Officer, Kenneth Ruotolo.

John R. Gaulding, Age 63
Lead Director

     John R. Gaulding joined the Company's Board of Directors in January 2001. Mr. Gaulding is a private investor and consultant in the fields of strategy and organization. He is an independent director and is chairman of the Nominating and Governance Committee of Monster Worldwide, Inc. Mr. Gaulding also serves on the board of Yellow Pages Group, Inc., a publicly held company listed on the Toronto Stock Exchange, where he is also chairman of the CGNC. Previously, Mr. Gaulding was Chairman and CEO of National Insurance Group, a publicly held company providing information and insurance to financial institutions. He was also President and CEO of ADP Claims Services Group and President and CEO of Pacific Bell Yellow Pages, Inc. Most recently, Mr. Gaulding served as a Senior Advisor to Deloitte Consulting specializing in e-Business strategy with responsibility for advising such clients as Hewlett Packard, 3Com, Bergen Brunswig, Longs Drugstores, SCE, and PG&E.

Thomas Holt, Age 63
Director

     Thomas Holt joined the Company's Board of Directors in November 2000. Mr. Holt is currently Chief Information Officer for NetGear, Inc. Mr. Holt was formerly Vice President of Information Technology for Lucent, Inc. Mr. Holt was VP of Information Services and Chief Information Officer at International Network Services from May 1997 before its merger with Lucent. He was VP of MIS and CIO at Informix and held senior positions at Motorola after starting his career with IBM.

Robert H. Kite, Age 54
Director

     Robert Kite joined the Company's Board of directors in January 2005. Since 1981, Mr. Kite has been President and COO of Kite Family Co., Inc. and the Managing General Partner of KFT LLLP, a family owned company whose assets and operations include, but are not limited to, commercial and industrial buildings, land holdings, stocks, bonds, commodities, MRI clinics, and hotel and retail development. Mr. Kite is a director with three publicly traded companies, two privately held companies, and two charitable organizations. Public companies include: National Energy Group (NEGI) an oil and gas company based in Dallas Texas, Petrol Oil & Gas (POIG), an oil and gas exploration and development company based in Overland Park, Kansas, and Jardinier, developer of highly efficient irrigation systems, based in Santa Ana, California. He also serves on the boards of E2020, an Internet education company, and Financialz, an accounting software company. Mr. Kite's public service work includes board membership with Child Help USA and the FBI Citizen's Academy.

     Mr. Kite previously worked in the construction industry in Saudi Arabia with Beck-Arabia, and in Central America in gold mining and manufacturing operations. He is a graduate of Southern Methodist University with a Bachelor of Science, Political Science and Psychology with a Minor in Business.

Robert Jett , Age 64
Director

     Robert Jett joined ANTs software inc.'s Board of Directors in May 2007. Mr. Jett is co-founder of Prescient Software LLC of Vancouver, Oregon, a provider of IT services. He also serves as general counsel for eDocs-Express, a company that provides consulting and documentation services to financial institutions. A member of the Oregon State Bar and the Multnomah Bar Association, Mr. Jett has extensive law experience, serving as legal counsel for the First National Bank of Oregon, Security Bank of Oregon, Evans Products Company, CFI ProServices, Inc., and other enterprises. Mr. Jett is best known as the architect and product manager of Laser Pro(TM), the predominant loan documentation software system used by thousands of financial institutions across the country.

Ari Kaplan, Age 39
Director

     Ari Kaplan joined ANTs software inc.'s Board of Directors in April 2007. Mr. Kaplan is President of the Independent Oracle Users Group (IOUG), a 20,000+ member organization of Oracle technology professionals. Mr. Kaplan served as Executive Vice President of IOUG from 2003 to 2004, before assuming his current role in 2005. Mr. Kaplan is also a Senior Consultant for Datalink Corporation, where he leads the database practice, helping companies architect, implement and support storage solutions for database environments.

     Beginning in 1999 and continuing through 2005, Mr. Kaplan served as Chief Executive Officer at Expand Beyond, a pioneering mobile business software company. Mr. Kaplan worked as a Chief Architect/Senior Consultant from 1994 to 1999, to companies including Chicago Board Options Exchange, Merck & Co., Inc., 3Com/US Robotics, Hallmark, PricewaterhouseCoopers, and the Department of Defense. Mr. Kaplan also worked as a Senior Consultant for Oracle Corporation from 1992 to 1994. He has co-authored five best-selling books including the first-to-market book on Windows 2000, three on Oracle, and one on baseball analytics.

     Mr. Kaplan received a Bachelors of Science degree in Engineering and Applied Sciences from the California Institute of Technology in 1992. He was awarded the school's prestigious "Caltech Alumni of the Decade" award for the 1990's.

Craig Campbell, Age 52
Director

     Craig Campbell joined ANTs software inc.'s Board of Directors in May 2007. Mr. Campbell is executive vice president of Founders Group in Worth, Illinois, where he is responsible for $1.8 billion in assets, with oversight of the firm's trust and asset management funds. He also serves as president and director of Vermilion Holdings, Inc., and the First National Bank of Danville. He has extensive experience as a general partner and advisor for investment and hedge funds and serves in a leadership capacity for numerous foundations.

Kenneth Ruotolo, Age 48
Vice President Corporate Development

     Kenneth Ruotolo joined the Company in June 2001. Before joining the Company, Mr. Ruotolo was a founder and served as Vice President of Finance and Operations for eStar, Inc., a content developer and syndicator. Prior to eStar, Mr. Ruotolo was a partner for twelve years with era2, an interactive design and internet consulting agency. Mr. Ruotolo holds a B.A. degree in Economics from the University of California at Davis and an M.B.A. from Northeastern University.

Rick Cerwonka, Age 57
President, Inventa Technologies, Inc.

     Rick Cerwonka joined Inventa Technologies in January 2000 as Vice President of Managed Services and was named President and Chief Executive Officer in December 2002. Before joining the Company, Mr. Cerwonka founded XTEND-Tech, Inc., which offered full-service applications management and support to Fortune 500 clients in finance, telecommunications, manufacturing, government and banking. Prior to XTEND-Tech, Inc., Mr. Cerwonka was Vice President of the Enterprise Solutions Division for the Southern States Area for Sybase, Inc.

AUDIT COMMITTEE

Background

     The Audit Committee of the Board of Directors of ANTs, which is comprised solely of independent directors, fulfills a fiduciary role for the Board of Directors, as they represent the shareholders, by providing a direct supervisory link to the independent auditors. The Board of Directors acts upon the recommendations or advice of the Audit Committee, which has no responsibility to make decisions and take actions, separate from the Board of Directors. In its role, the Audit Committee undertakes the following advisory, consultative and oversight to:

     o select the independent audit firm to be employed or nominate the independent auditor for shareholder approval
     o consult with the independent auditor on their plan of audit for the Company
     o review with the independent auditor, their report of audit and their letter
     o consult with the independent auditor, on the adequacy of internal controls
     o    the integrity of the Company's financial reporting
     o the development of the Company's systems of internal control over financial reporting and disclosure controls
     o    ensure the Company's compliance with legal and regulatory requirements

     The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board and to report the results of their activities to the Board. The reporting process is the responsibility of the Company's management, which prepares these Company's financial statements, while the independent auditors are responsible for auditing those financial statements.

     The committee membership must meet the requirements of the Audit Committee policy of the NASDAQ Stock Market. Accordingly, all of the members are directors independent of management and free from any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment as a committee member. Officers or employees of the company do not serve on the committee.

     The Audit Committee is composed of three non-employee independent directors selected by the Board, based upon their prior experience in Audit Committee matters, their experience in financial matters and their independence and objectivity. John Gaulding, the Audit Committee chair, is both independent and a "financial expert" under Item 407(d)(5)(ii) of Regulation S-K. All members of the Audit Committee are free of any relationship that would interfere with the exercise of independent judgment by them.

Specific Required Items for the Present Report of the ANTs Audit Committee

     The Audit Committee provides this report for the Company's Amendment No. 1 to annual report on Form 10-K. The following disclosure, as required, appears over the printed names of each member of the Audit Committee. The members of the Audit Committee have signed the current disclosure.

Meetings

     The Audit Committee held six (6) meetings during the year ended December 31, 2008.

     The Committee met with the Company's outside accountants at four of the seven meetings, and reviewed their findings, suggestions and plans for continuing audits. The Committee discussed strengthening controls as the Company grows into operations and out of research and development, the Company's plans for compliance with certain provisions of the Sarbanes-Oxley Act of 2002 and the accounting issues related to revenue recognition. The Audit Committee believes that it has an excellent and forthright working relationship with the Company's Audit Firm, Weiser, LLP. The Audit Committee selected Weiser, LLP to serve as the Company's independent accountants for the current fiscal year.

Audit Committee Report

     The following is the report of the Audit Committee with respect to our audited financial statements for the fiscal year ended December 31, 2008

     We reviewed and discussed with management the Company's audited financial statements for the year ended December 31, 2008. In addition, we discussed with Weiser, LLP, the matters required by Public Company Accounting Oversight Board ("PCAOB") AU Sec. 380 "Communications with Audit Committees." We also received from Weiser, LLP, the written disclosures required by the PCAOB Rule No. 3526 and have discussed with Weiser, LLP its independence from the Company. Based upon this information and these materials we recommend to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

John R. Gaulding (chair)
Thomas Holt
Robert Kite

CORPORATE GOVERNANCE

Corporate Governance Guidelines

     The Company believes in sound corporate governance practices and has in place formal Corporate Governance Guidelines. The Company's Board adopted these Corporate Governance Guidelines in order to ensure that it has the necessary authority and practices in place to review and evaluate the Company's business operations as needed and make decisions that are independent of the Company's management. The Company regularly monitors developments in the area of corporate governance and reviews processes and procedures in light of such developments. The Company reviews federal laws affecting corporate governance, such as the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and NASDAQ. The Corporate Governance Guidelines set forth practices with respect to the way employees and directors conduct themselves individually and operate the Company's business.

Code of Business Conduct and Ethics

     The Company has developed and periodically modifies its Code of Business Conduct and Ethics to ensure it is in compliance the Company's Corporate Governance Guidelines. The Code of Business Conduct and Ethics sets forth the policies with respect to the way directors, officers, employees, agents and contractors conduct themselves and operate the Company's business. The Code of Business Conduct and ethics is publicly available on our website at www.ants.com/coe. The Company believes it has in place procedures and practices, which are designed to enhance its shareholders' interest.

ITEM 11.   EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis describes the material elements of the compensation and benefits programs for the Company's officers.

Role of Compensation Committee

     The Company's Compensation Committee is composed entirely of independent directors (the "Committee"). The Committee has a charter, most recently revised in January 2007, which outlines the Committee's role in the determination of the Company's compensation structure. The Committee works with the Company's Board of Directors, Chief Financial Officer and other management in determining, developing, establishing, and implementing the Company's compensation philosophy and plans for the Company's executive officers (the "Executives"). The Committee reviews and approves Executive compensation, ensuring that each element of the Executives' compensation meets compensation objectives. The Committee also helps to oversee the Company's stock option plans (ANTs software inc. 2000 Stock Option Plan and 2008 Stock Option Plan).

Compensation Philosophy:  Objectives of the Company's Compensation Programs

     The Company's compensation programs have four main objectives: attract highly-qualified new Executives, retain them and encourage longevity, motivate them to achieve goals that are consistent with the Company's overall goals, and reward them for outstanding achievement.

What the Compensation Program is Designed to Reward

     The Company's compensation program is designed to reward achievements that are consistent with the Company's overall goals.

Independent Compensation Consultant

     From time to time, the Company may seek the advice of one or more independent compensation consultants. In such event, it is currently intended that such consultants would report directly to the Committee and would be used primarily to provide additional assurance that (i) the Company's compensation programs are sufficiently competitive to successfully motivate, attract and retain Executives, and (ii) the compensation offered by the Company is reasonable and consistent with the Company's objectives.

Elements of Compensation

     The elements of compensation for the Executives are: salary, stock options, and bonuses (either in the form of cash or stock options).

Rationale Behind Each Element

     The elements of the Company's compensation structure are intended to achieve the objectives of the compensation programs. Determination of salary is made to provide Executives with a base level of pay that allows the Company to remain competitive in both recruiting and retaining qualified Executives. Stock options are granted to new Executives to provide them with an opportunity to build equity ownership in the Company so that they are motivated to act in ways that increase the value of the Company and that are consistent with shareholder goals. Bonuses are granted for achieving specific goals or in recognition of extraordinary service provided. Bonuses may be paid in either cash or stock options.

Determination of Amount of Each Element

     Salary. In determining salaries, the Company generally considers five factors. First, the Company has experienced managers responsible for hiring new Executives and adjusting the salary levels of existing Executives. These managers have extensive industry knowledge of historical and current pay scales, and apply such knowledge to salary determination. The Company relies heavily on such knowledge. Second, as the Company interviews candidates for potential employment, it gathers salary information from those candidates, which is used as a data point in setting salaries. Third, the Company works with search firms, which provide salary data for their candidates and feedback on the general availability of candidates with the experience for each open position. Fourth, the Company evaluates general labor market conditions such as the hiring activity of other companies actively looking for candidates with the same skill set and experience. This provides the Company with a sense of how "tight" or "loose" the labor market is, which may affect salary levels. Finally, the above factors provide the Company with the data needed to establish a general range within which it will typically make an offer to a new Executive or adjust the salary of an existing Executive. Within that range, the Company will set the salary level for a specific candidate or existing Executive based on the candidate's or Executive's experience, prior performance, references and education.

     During 2008, the Company's Board of Directors periodically reviewed the performance and compensation of the Executives, though the Company did not have a formal review process in place. No adjustments were made to the Executives' salaries in 2008.

     Stock Options. In determining stock option grants, which are granted to new and existing Executives, the Company considers three factors. First, the Company has experienced managers responsible for hiring new Executives and adjusting the compensation levels of existing Executives. These managers have extensive industry knowledge of historical and current pay scales, and apply such knowledge to determination of compensation. The Company relies heavily on such knowledge. Second, the Company makes an assessment of the "risk" profile of the Company versus other employment options available to a candidate or Executive and adjusts stock option grants accordingly. Third, for more senior Executives, who have a greater ability to affect the direction of the Company, compensation is more heavily weighted towards equity (in the form of stock options), in order to align their goals with that of shareholders.

     Generally, stock options are dated as of the date of Board approval of each option grant and are granted at the closing fair market value on the date of grant. Optionees are informed of their option grants as soon as practicable and stock options are documented within a few days of the grant date. The Company does not currently have a policy concerning coordination of option grants with the release of material information.

     Bonuses. The Company awards bonuses in the form of stock options or cash. Bonuses are generally given by the Compensation Committee or the Executive's manager, typically the Chief Executive Officer (the "CEO") and are determined in one of two ways. First, the Executive has a fixed bonus amount for which he or she is eligible. On a periodic basis, typically quarterly, the Compensation Committee or the CEO reviews his or her performance against goals and determines whether to pay all, none, or a portion of the bonus. The fixed amount is established in the Compensation Committee's or the CEO's discretion. Second, bonuses are occasionally given as a reward for extraordinary effort. The amount of bonus is determined at the discretion of the Compensation Committee or the CEO.

     In 2008, the Chief Executive Officer, Joseph M. Kozak, was eligible to receive a cash bonus of up to $125,000, every six months. The Company provided the opportunity to Mr. Kozak to earn such a bonus because he had the greatest ability to influence the direction of the Company. Mr. Kozak received the $250,000 in bonuses for which he was eligible during the 2008 fiscal year, as reflected in the Summary Compensation Table. The Board of Directors and the Compensation Committee determined that Mr. Kozak achieved the performance objectives set out for him upon his appointment as Chief Executive Officer. Further, the Compensation Committee believed the bonuses helped to bring Mr. Kozak's total compensation closer to the industry standard.

     In 2008, the Company awarded bonuses, in the form of option grants, to Mr. Kozak and to the Company's Chief Financial Officer, Kenneth Ruotolo. As shown in the Grants of Plan-Based Awards Table, and discussed in the footnotes to the table, the Board of Directors awarded these option grants to Mr. Kozak and Mr. Ruotolo in recognition of having achieved certain milestones and in general recognition of their contribution to the Company's growth.

How Each Element Fits Into the Company's Overall Compensation Objectives

     Compensation is structured to achieve the goals set out above: attract, retain, motivate and reward. Decisions regarding the weight of each element in relation to other elements are set as a general rule which can be modified as necessary to address individual situations, but with the overall goals in mind.

Employment Agreements

     On March 23, 2007, the Company entered into Employment Agreements with its then-Chairman, Francis K. Ruotolo, its Chief Executive Officer and President, Joseph Kozak and its Chief Financial Officer and Secretary, Kenneth Ruotolo (each an "Employee").

     Under each of the Employment Agreements, each of the Employees (i) is paid an annual salary of $200,000, (ii) is employed "at-will," (iii) is required to devote their full time and attention to the Company, and (iv) may not compete with the Company, nor interfere with the relationship with any person or entity that has a business relationship with the Company, during their employment, and for 12 months thereafter.

     Each of the employment agreements also provides that, in the event that the employment of the Employee is terminated (i) by the Employee for Good Cause as defined in the agreement or (ii) by the Company without Cause as defined in the agreement, the Employee shall have thirty days to elect either "Release Severance" or "No-Release Severance."

     In the event that the Employee elects "Release Severance" then, upon agreeing to a general release of all claims, (i) the Company shall pay Employee a lump sum equal to 12 months of Employee's base salary, any accrued but unpaid bonuses, and any and all target bonuses for the 12 month period following termination; and (ii) the Employee shall immediately and fully vest in and have the right to exercise any and all unvested stock options granted to Employee, subject to certain resale restrictions.

     In the event that Employee elects the Release Severance, then Employee unilaterally agrees to fully release and forever discharge the Company, and its officers, directors, agents, employees, attorneys, parents, affiliates, and subsidiaries, from any and all claims that Employee has ever had, now has or may now have against such parties.

     In the event that the Employee elects "No Release Severance" then (i) the Company shall pay Employee a lump sum equal to 6 months of Employee's base salary, any accrued but unpaid bonuses, and any and all target bonuses for the 6 month period following termination; and (ii) the Employee shall immediately and fully vest in and have the right to exercise 75% of any and all unvested stock options granted to Employee.

     Additionally, each of the employment agreements also provides that, in the event that the employment of the Employee is terminated (i) by the Employee for Good Cause as defined in the agreement or (ii) by the Company without Cause as defined in the agreement, then the exercise period of Employee's Stock Options is extended for a period of five years and certain restrictions are placed on the Employee's ability to sell shares purchased on exercise of such options.

     On June 26, 2007, the Company entered into a Retirement and Board Service Agreement with Mr. Francis K. Ruotolo, the Company's former Chairman (the "Agreement"). Under the Agreement (i) Mr. Ruotolo retired as an employee of the Company, (ii) Mr. Ruotolo continued as a member of the Board of directors, (iii) Mr. Ruotolo's Employment Agreement with the Company was terminated, (iv) the Company made retirement payments to Mr. Ruotolo consisting of 10 quarterly payments of $50,000 each, for an aggregate of $500,000, (v) Mr. Ruotolo and the Company agreed that all of Mr. Ruotolo's stock options as of that date continued unaffected by the Agreement, and (vi) Mr. Ruotolo and the Company entered into a mutual general release of all claims, known and unknown.

     Clifford Hersh, ANTs' former Managing Director, Chief Scientist and an ANTs officer, and Jeffrey R. Spirn, Ph.D., ANTs' former Vice President, Research and Development and an ANTs officer, joined Four Js Development Tools effective May 22, 2008.

Change In Control Arrangements

     The Company's stock option agreements provide for accelerated vesting of stock options, under certain circumstances involving a change in control of the Company. If there is a merger or acquisition, or if there is a sale or transfer of the Company's assets, the optionee will be granted a Merger Consideration Exercise Right, in which the optionee is given the right to purchase or receive the consideration which is received or receivable by the Company's stockholders. In the event that the surviving entity does not recognize the optionee's Merger Consideration Exercise Right, the option shall become fully vested.

Defined Contribution Plan

     The Company offers the Section 401(k) Savings/Retirement Plan (the "401(k) Plan"), a tax qualified retirement plan to all eligible employees, including the executive officers. The 401(k) Plan permits eligible employees to defer from 1% to 100% of their annual eligible compensation subject to certain limitations imposed by the Internal Revenue Code. The employees' elective deferrals are immediately vested and non-forfeitable in the 401(k) Plan. The Company has not made matching contributions to the 401(k) plan.

Perquisites and Other Personal Benefits

     In 2008, the Company did not offer its executive officers perquisites other than the standard benefit plan offered to all other employees.

Recent Action
None

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors has reviewed, and has discussed with management, the Company's Compensation Discussion and Analysis contained in this annual report.

     Based on the review and discussion, the Compensation Committee recommended to the Company's Board of Directors that the Compensation Discussion and Analysis be included in the Company's amendment No. 1 to annual report on Form 10-K.

     This report is submitted on behalf of the members of the Compensation
Committee:

Thomas Holt (chair)
Robert H. Kite


                                     TABLES

                           Summary Compensation Table

            Summary Compensation Table for Fiscal 2008, 2007 and 2006

The table below provides information regarding the compensation and benefits earned during fiscal 2008, 2007 and 2006 by:

     o    our CEO;
     o    our CFO; and
     o The three other most highly compensated individuals who were serving as executive officers of the Company at the end of fiscal 2008, 2007 and 2006.

----------------------------------------------------------------------------------------------------------------------------
                                                                                     Option          All
                                                                                     Awards         Other
                                                                                                 Compensation
                                                      Salary           Bonus          ($)            ($)            Total
Name and Principal Position       Year                 ($)              ($)          (5)(f)          (i)             ($)
            (a)                    (b)                 (c)              (d)                                          (j)
----------------------------------------------------------------------------------------------------------------------------
Joseph Kozak
Chairman, Chief Executive         2006               $ 200,000       $ 200,000      $  48,767                    $  448,767
Officer (1)                       2007               $ 250,000       $ 250,000      $ 120,694                    $  620,694
                                  2008               $ 250,000       $ 250,000      $ 693,929                    $1,193,929
----------------------------------------------------------------------------------------------------------------------------
Kenneth Ruotolo
Chief Financial Officer,          2006               $ 200,000                      $  30,479                    $  230,479
Secretary                         2007               $ 200,000                      $  54,907                    $  254,907
                                  2008               $ 200,000       $  35,000      $ 193,277                    $  428,277
----------------------------------------------------------------------------------------------------------------------------
Rick Cerwonka
President, Inventa                2006
Technologies                      2007
                                  2008               $ 250,000       $  50,000      $  38,549                    $  338,549
----------------------------------------------------------------------------------------------------------------------------
Alton Dinsmore
Vice President, Sales             2006               $ 139,583       $  68,000      $  14,657                    $  222,240
                                  2007               $ 156,250       $  60,000      $  74,732                    $  290,982
                                  2008               $ 175,000       $  60,000      $ 152,840                    $  387,840
----------------------------------------------------------------------------------------------------------------------------
Francis K. Ruotolo                2006               $ 200,000                                    $       -      $  200,000
Former Chairman (2)               2007               $ 100,000                                    $ 500,000      $  600,000
                                  2008               $       -                                    $       -      $        -
----------------------------------------------------------------------------------------------------------------------------
Clifford Hersh
Former Managing Director          2006               $ 220,000                                                   $  220,000
and Chief Scientist               2007               $ 220,000                                                   $  220,000
                                  2008               $  94,168       $ 18,333       $  49,129                    $  161,630
----------------------------------------------------------------------------------------------------------------------------
Jeffrey Spirn
Former Vice President,            2006               $ 175,000                      $  91,355                    $  266,355
Research and Development          2007               $ 175,000                      $  99,865                    $  274,865
                                  2008               $  69,521       $  17,949      $ 115,941                    $  203,411
----------------------------------------------------------------------------------------------------------------------------
Boyd Pearce
Former Chief Executive            2006               $ 136,476       $ 100,000      $ 198,750     $  75,002      $  510,228
Officer and Director (3)          2007               $       -       $       -      $       -     $       -      $        -
                                  2008               $       -       $       -      $       -     $       -      $        -
----------------------------------------------------------------------------------------------------------------------------
Girish Mundada
Former Vice President,            2006               $ 143,225       $       -      $  66,000     $       -      $  209,225
Engineering (4)                   2007               $       -       $       -      $       -     $       -      $        -
                                  2008               $       -       $       -      $       -     $       -      $        -
----------------------------------------------------------------------------------------------------------------------------

(1) Joseph Kozak was appointed Chief Executive Officer effective August 16, 2006 and Chairman of the Board of Directors effective October 1, 2007. The "Option Awards" column includes $48,767 of compensation related to stock options granted to Mr. Kozak prior to his appointment as Chief Executive Officer. In October 2006, Mr. Kozak entered into a stock option agreement with the Company to receive the right to exercise a stock option to purchase up to 165,000 shares of common stock, to be vested upon the achievement of a specific milestone. This option was cancelled and a new option granted, also covering 165,000 shares of common stock, on May 1, 2007. The new option vests monthly over three years. In May 2008 Mr. Kozak received a fully vested stock option under which he had the right to purchase up to 750,000 shares of common stock at an exercise price of $1.18 per share. During 2008 and 2007, Mr. Kozak was eligible for a $125,000 cash bonus each six months and during 2006, he was eligible for a $100,000 cash bonus each six months. Upon review of Mr. Kozak's achievements for fiscal 2008, 2007 and 2006, the Compensation Committee awarded Mr. Kozak the two six-month bonuses for fiscal 2008, 2007 and 2006.

(2) Francis K. Ruotolo served as Chairman of the Board (and also an employee of the Company) until June 30, 2007 at which time he resigned as an employee and remained as Chairman. He continued as Chairman until September 30, 2007 and is currently a director. Mr. Ruotolo was paid a cash severance of $500,000 as part of his separation agreement when he resigned as an employee.

(3) Boyd Pearce served as Chief Executive Officer until his resignation on August 16, 2006. During 2006, Mr. Pearce was eligible to receive a $100,000 cash bonus. Upon review of Mr. Pearce's achievements in 2006, the Compensation Committee awarded Mr. Pearce his full $100,000 bonus. Pursuant to his Separation Agreement, Mr. Pearce agreed to provide consulting services, and receive $16,667 monthly for such services. Mr. Pearce received a total of $75,002 between August 16, 2006 and December 31, 2006. Also pursuant to his Separation Agreement, the Company extended the exercise period for option grants covering 750,000 shares of Common Stock, until August 15, 2011. The Company had previously converted an option grant covering 750,000 shares, awarded to him during his tenure as a director of the Corporation, into a warrant to purchase up to 750,000 shares, exercisable until August 15, 2011.

(4) Girish Mundada served as Vice President of Engineering until his resignation on September 8, 2006. Pursuant to his Separation Agreement, the Company extended the exercise period for option grants covering 410,000 shares of Common Stock to June 8, 2008. In consideration for such extension, the Company and Mr. Mundada agreed to cancel option grants covering 210,000 shares of Common Stock.

(5) The amounts in this column represent the compensation cost of stock option awards (granted in 2008 and prior years) recognized during 2008, 2007, and 2006 and have been calculated in accordance with SFAS 123 (R) using the Black-Scholes option pricing model, utilizing certain assumptions as outlined in the footnotes to the Company's financial statements ("2008 financial statements") included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30, and September 30, 2008, and other periodic filings with the SEC (as modified by guidance provided by the SEC). The amounts for Messrs. Pearce and Mundada represent 2007 compensation arising from the incremental cost to the Company of modifying the terms of certain of their option awards (granted prior to 2007) during 2007, pursuant to the terms of their respective Separation Agreements. The terms of the Separation Agreements and the calculation of the incremental costs of the option award modifications are discussed more fully in Footnote 13 to the Company's 2007 financial statements.

                   Grants of Plan-Based Awards in Fiscal 2008

     The following table sets forth certain information regarding grants of plan-based awards to each of our named executive officers during fiscal 2008 and 2007. Please refer to "Compensation Disclosure and Analysis" for further discussion.

------------------------------------------------------------------------------------------------------------------------------------
         Name         Grant           Estimated Future           Estimated Future      All Other   All Other  Exercise or Grant Date
                     Date (6)          Payouts Under              Payouts Under      Stock Awards:  Option    Base Price  Fair Value
                                         Non-Equity              Equity Incentive      Number of    Awards:     of Option  of Option
                                       Incentive Plan               Plan Awards        Shares of   Number of     Awards      Awards
                                           Awards                                      Stock or    Securities    ($/Sh)
                                                                                         Units     Underlying
                                                                                                  Options (#)
                                                                                          (#)                      (7)        (8)

                               -----------------------------------------------------------------
                                Thresh-    Target      Max   Thresh      Target   Max
                                  old                 -imum   -old               -imum
                                  ($)       ($)        ($)    (#)         (#)     (#)

          (a)          (b)        (c)       (d)        (e)    (f)         (g)     (h)     (i)         (j)          (k)        (l)

------------------------------------------------------------------------------------------------------------------------------------
Joseph Kozak
Chairman,            5/1/2007                                                                        165,000      $ 0.87      $  -
Chief               5/15/2008                                                                        750,000      $ 1.18      $  -
Executive
Officer (1)

------------------------------------------------------------------------------------------------------------------------------------
Kenneth Ruotolo
Chief Financial     5/15/2008                                                                        138,500      $ 1.18
Officer (2)

------------------------------------------------------------------------------------------------------------------------------------
Rick Cerwonka
President,          5/15/2008                                                                        400,000      $ 1.18
Inventa
Technologies (3)

------------------------------------------------------------------------------------------------------------------------------------
Alton Dinsmore
Vice President,     9/11/2007                                                                        125,000      $ 0.87
Sales (4)           3/26/2008                                                                         50,000      $ 0.87


------------------------------------------------------------------------------------------------------------------------------------
Jeffrey Spirn
Former              3/26/2008                                                                          5,000      $ 0.87
Vice President,
Research and
Development (5)
------------------------------------------------------------------------------------------------------------------------------------

(1) The Company granted Mr. Kozak an option covering 165,000 shares of Common Stock in October 2006, to be vested upon the achievement of a specific milestone. For competitive reasons, the Company deems the milestone to be confidential. This option was cancelled and a new option granted, also covering 165,000 shares of common stock, on May 1, 2007. The new options grant vests monthly over three years from the grant date.
     The Company granted Mr. Kozak an option covering 750,000 shares of Common Stock in May 2008. The grant was fully vested upon issue.
(2) The Company granted Mr. Ruotolo an option covering 138,500 shares of Common Stock in May 2008. The grant was fully vested upon issue.
(3) The Company granted Mr. Cerwonka an option covering 400,000 shares of Common Stock in May 2008. The grant vests monthly over three years from the date of grant.
(4) The Company granted Mr. Dinsmore an option covering 50,000 shares of Common Stock in May 2008. The grant vests monthly over three years from the date of grant.
(5) The Company granted Mr. Spirn an option covering 5,000 shares of Common Stock in May 2008. The grant was fully vested upon issue.
(6) The grant dates of all stock option grants coincide with the date such stock option grants were approved by the Company's Board of Directors.
(7) The exercise price or base price of each option award is the same as the closing market price of the Company's Common Stock on the grant date of the award.
(8) The amounts represent the total fair value of the option awards on grant date, calculated in accordance with SFAS 123 (R) using the Black-Scholes pricing model, utilizing certain assumptions as outlined in the footnotes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30, and September 30, 2008, and other periodic filings with the SEC (as modified by guidance provided by the SEC).

                Outstanding Equity Awards at Fiscal 2008 Year End

-------------------------------------------------------------------------------------------------------------------------------
            Option Awards                                                    Stock Awards (1)
-------------------------------------------------------------------------------------------------------------------------------
   Name      Number of    Number of     Equity        Option       Option      Number of     Market      Equity      Equity
             Securities   Securities   Incentive     Exercise    Expiration    Shares or    Value of    Incentive   Incentive
             Underlying   Underlying     Plan        Price ($)      Date       Units of     Shares or     Plan     Plan Awards:
            Unexercised  Unexercised    Awards:                               Stock that    Units of     Awards:    Market or
            Options (#)  Options (#)   Number of                               Have Not    Stock that   Number of  Payout Value
            Exercisable    Unexer-    Securities                                Vested      Have Not    Unearned   of Unearned
                           cisable    Underlying                                             Vested      Shares,   Shares, Units,
                                      Unexercised                                                       Units, or   or Other
                                       Unearned                                                           Other    Rights that
                                      Options (#)                                                        Rights       Have
                                                                                                        that Have  Not Vested
                                                                                                       Not Vested
                 (2)                                                              (#)          ($)         ($)         ($)
    (a)         (b)          (c)          (d)          (e)           (f)          (g)          (h)         (i)         (j)
-------------------------------------------------------------------------------------------------------------------------------
Joseph Kozak     125,000                               $ 0.87     5/4/2015
Chairman,        125,000                               $ 0.87     6/10/2015
Chief            135,000                               $ 0.87     10/13/2015
Executive        166,667     33,333                    $ 0.87     6/18/2016
Officer           87,083     77,917                    $ 0.87     4/30/2017
             (3) 750,000                               $ 1.18     5/15/2018
-------------------------------------------------------------------------------------------------------------------------------
Kenneth Ruotolo    9,340                               $ 0.87     1/8/2011
Chief             19,980                               $ 0.87     2/21/2011
Financial         15,500                               $ 0.87     6/21/2011
Officer           17,500                               $ 0.87     10/3/2011
                  17,500                               $ 0.87     10/3/2011
                  60,680                               $ 0.87     4/9/2012
                  20,000                               $ 0.52     8/6/2012
                  20,000                               $ 0.81     1/29/2014
                 110,000                               $ 0.87     12/9/2014
                 104,167     20,833                    $ 0.87     6/18/2016
             (3) 138,500                               $ 1.18     5/15/2018
-------------------------------------------------------------------------------------------------------------------------------
Rick
Cerwonka
President,   (4)       -    400,000                    $ 1.18     5/15/2018
Inventa
Technologies
-------------------------------------------------------------------------------------------------------------------------------
Alton Dinsmore
Vice President    50,000                               $ 0.87     7/18/2015
Sales             20,833      4,167                    $ 0.87     6/18/2016
                  54,167     20,833                    $ 0.87     10/12/2016
                   7,222      2,778                    $ 0.87     11/13/2016
                 125,000                               $ 0.87     9/10/2017
                  12,500     37,500                    $ 0.87     3/26/2018
-------------------------------------------------------------------------------------------------------------------------------
Clifford Hersh    31,500                               $ 0.87     12/12/2010
Former            72,000                               $ 0.87     10/3/2011
Managing          72,000                               $ 0.87     10/3/2011
Director and      20,000                               $ 0.52     8/6/2012
Chief Scientist   20,000                               $ 0.81     1/29/2014
                  50,000                               $ 0.87     5/19/2015
-------------------------------------------------------------------------------------------------------------------------
Jeffrey Spirn     10,000                               $ 0.87     12/12/2010
Former Vice       40,000                               $ 0.87     2/21/2011
President         10,000                               $ 0.87     10/3/2011
Research and      10,000                               $ 0.87     10/3/2011
Development       50,000                               $ 0.87     4/9/2012
                  20,000                               $ 0.52     8/6/2012
                  20,000                               $ 0.81     1/29/2014
                  65,000                               $ 0.87     4/24/2015
                   5,000                               $ 0.87     3/26/2018
-------------------------------------------------------------------------------------------------------------------------------

(1)  The Company did not offer stock awards in 2008.

(2) Unless otherwise noted, all outstanding option awards were fully vested as of December 31, 2008.

(3)  These grants were issued on May 15, 2008 and were fully vested upon issue.

(4) This grant was issued on May 15, 2008 and vests ratably over 36 months from the grant date, fully vesting on May 15, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                                         Amount and Nature of         Percent of
Name and Address of Beneficial Owner     Beneficial Ownership          Class (a)
------------------------------------     --------------------          ---------
Constantin Zdarsky             (1)                17,126,881            18.89%
c/o Tim Hanlon,
Alley, Maass,
Rogers & Lindsay, P.A.
340 Royal Poinciana Way,
Ste. 321,
Palm Beach, FL 33480

Lyle P. Campbell               (2)                 6,541,667             7.22%
c/o Berry-Shino
Securities, Inc.
15100 N. 78th Way,
Suite #100
Scottsdale, AZ 85260

Donald R. Hutton               (3)                 4,502,500             4.97%
10095 Boas Road
Sidney, B.C. Canada V8L 5J1

Perry Logan                                        4,319,250             4.76%
PO Box 30370,
Las Vegas, NV  89173-370

Directors and Executive Officers
--------------------------------
Joseph Kozak                   (4)                 1,540,000             1.69%
Francis K. Ruotolo             (5)                   751,875               *
John R. Gaulding               (6)                   279,375               *
Thomas Holt                    (7)                   316,875               *
Robert H. Kite                 (8)                   613,750               *
Craig Campbell                 (9)                 2,294,600             2.53%
Ari Kaplan                     (10)                  430,625               *
Robert Jett                    (11)                   75,000               *
All directors and
executive officers
as a group (8 persons                              6,332,100             6.99%


* Less than one percent.

a) The shares of Common Stock underlying the Beneficial Owner and Management's options, warrants and promissory notes, as applicable, were deemed outstanding for the purpose of computing the percent of class owned by each Beneficial Owner. There were 90,648,369 shares of common stock outstanding as of April 30, 2009.


(1) Includes 9,745,700 shares of Common Stock owned by Mr. Zdarsky, warrants to purchase up to 3,852,150 shares of Common Stock, and the right to acquire 4,379,032 shares of Common Stock pursuant to Convertible Promissory Notes.

(2) Includes 3,914,200 shares of Common Stock owned by Mr. Campbell, warrants to purchase up to 200,000 shares of Common Stock, and the right to acquire 2,500,000 shares of Common Stock pursuant to Convertible Promissory Notes.

(3) Includes 2,000,000 shares of Common Stock owned by Mr. Hutton and 2,502,500 shares of Common Stock in the name of Whistler Design, controlled by Mr. Hutton; does not include 90,000 shares of Common Stock which Mr. Hutton holds in joint tenancy with Ms. Josephine C. Hutton (his sister) and in which Mr. Hutton has disclaimed any beneficial interest or ownership.

(4) Includes 40,000 shares of Common Stock purchased on the open market and Options to purchase up to 1,500,000 shares of Common Stock. Pursuant to his Option agreements, Mr. Kozak can acquire 1,500,000 shares of Common Stock within the next 60 days. Effective March 31, 2008 Mr. Kozak forfeited 250,000 Options in exchange for a repricing of the remaining 750,000 Options to an exercise price of $0.94 per share.

(5) Includes 20,000 shares of Common Stock purchased through a private offering, approved by the Company's Board of Directors and directed to certain accredited investor, 10,000 shares of Common Stock purchased on the open market, and Options to purchase up to 1,002,500 shares of Common Stock. Pursuant to his Warrant and Option agreements, Mr. Ruotolo can acquire up to 1,002,500 shares of Common Stock within the next 60 days. Effective March 31, 2008 Mr. Ruotolo forfeited 250,625 Options in exchange for certain of his remaining 751,875 Options to an exercise price of $0.94 per share.

(6) Includes Warrants to purchase up to 322,500 shares of Common Stock and Options to purchase up to 50,000 shares of Common Stock. Pursuant to his Warrant and Option agreements, Mr. Gaulding can acquire 372,500 shares of Common Stock within the next 60 days. Effective March 31, 2008 Mr. Gaulding forfeited 93,125 Options and Warrants in exchange for a repricing of the remaining 279,375 Options to an exercise price of $0.94 per share.

(7) Includes Warrants to purchase up to 192,500 shares of Common Stock and Options to purchase up to 230,000 shares of Common Stock. Pursuant to his Warrant and Option agreements, Mr. Holt can acquire 297,500 shares of Common Stock within the next 60 days. Effective March 31, 2008 Mr. Holt forfeited 105,625 Options and Warrants in exchange for a repricing of the remaining 316,875 Options to an exercise price of $0.94 per share.

(8) Includes 250,000 shares of Common Stock purchased through a private offering, approved by the Company's Board of Directors and directed to certain accredited investors, 125,000 shares of Common Stock purchased through the exercise of warrants, and Warrants to purchase up to 238,750 shares of Common Stock. Pursuant to his Warrant agreements, Mr. Kite can acquire up to 240,000 shares of Common Stock within the next 60 days. Effective March 31, 2008 Mr. Kite forfeited 61,250 Options and Warrants in exchange for a repricing of the remaining 183,750 Options to an exercise price of $0.94 per share.

(9) Includes 857,100 shares of Common Stock purchased through a private offering, approved by the Company's Board of Directors and directed to certain accredited investors, the right to acquire 1,250,000 shares of Common Stock pursuant to a Convertible Promissory Note, and Options to purchase 187,500 shares of Common Stock. Pursuant to his Option agreement, Mr. Campbell can acquire 45,833 shares of Common stock within the next 60 days. Effective March 31, 2008 Mr. Campbell forfeited 12,500 Options in exchange for a repricing of the remaining 37,500 Options to an exercise price of $0.94 per share.

(10) Represents 430,625 Options to purchase 430,625 shares of Common Stock. Pursuant to his Option agreement, Mr. Kaplan can acquire 150,000 shares of Common stock within the next 60 days. Effective March 31, 2008 Mr. Kaplan forfeited 93,542 Options in exchange for a repricing of the remaining 280,625 Options to an exercise price of $0.94 per share

(11) Includes 1,000 shares of Common Stock purchased on the open market and an option to purchase shares of Common Stock. Pursuant to his Option agreement, Mr. Jett can acquire 45,833 shares of Common stock within the next 60 days. Effective March 31, 2008 Mr. Jett forfeited 25,000 Options in exchange for a repricing of the remaining 75,000 Options to an exercise price of $0.94 per share

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Related Transactions

     Since January 1, 2008 there were no transactions, and there are no proposed transactions, in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

     The entire Board of directors, with the exception of Francis Ruotolo, are "Independent" directors, as defined by applicable rules and regulations of the SEC and Nasdaq Stock Market. The Company deems Francis Ruotolo to be not independent, on the basis of his previous employment with the Company. Mr. Ruotolo has been employed by the Company within the past three years.

Beneficial Investor and Director Relationship

     As noted in the Beneficial Shareholder's table included herein, Lyle P. Campbell is a beneficial shareholder of 7.3% of the Common Stock of the Company. In May, 2007, Mr. Campbell's son Craig Campbell joined the Company's Board of Directors. Mr. Craig Campbell is also a direct shareholder of the Company, beneficially owning 2.53% of the Company's Common Stock.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

     During fiscal 2008 and 2007 we retained Burr, Pilger & Mayer to provide services in the following categories, for the fees indicated:

                                         2008               2007
                                       --------           --------
          Audit Fees                   $117,425           $206,555
          Audit Related Fees             28,941
          Tax Fees                        5,000             11,440
          All Other Fees                 14,176              8,474
                                       --------           --------
          Total                        $165,542           $226,469
                                       --------           --------

Audit Fees

     These represent aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

     Audit-related fees include reviews of interim financial statements, Forms 10-Q and related financial information.

Tax Fees

     Tax fees include preparation of Federal and State income tax returns for fiscal years ended December 31, 2006 and 2007.

All Other Fees

     All other fees include research, consultation and discussions related to various accounting and tax issues.

     The Company's Audit Committee pre-approved the principal types of services (audit, audit assurance and tax preparation) provided by the principal accountant during the year ended December 31, 2006. 100% of "Audit-Related Fees", 100% of "Tax Fees" and 100% of "All Other Fees" were approved by the Company's Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. The Company's Audit Committee has considered whether the provision of services rendered by its accountants is compatible with maintaining the accountant's independence. The Audit Committee reviews in advance, and grants any appropriate pre-approvals of, (i) all auditing services to be provided by the principal accountant and (ii) all non-audit services to be provided by the principal accountant as permitted by Section 10A of the Securities Exchange Act of 1934, and not specifically prohibited under the Sarbanes-Oxley Act of 2002, and in connection therewith approves all fees and other terms of engagement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of the 22nd Day of May 2009 by the undersigned, thereunto duly authorized.

                                        ANTs software inc.

                                        By   /s/ Joseph Kozak
                                             -----------------------------------
                                             Joseph Kozak,
                                             Chairman, Chief Executive Officer
                                             and President

                                    DIRECTORS

                                        By   /s/ Joseph Kozak
                                             -----------------------------------
                                             Joseph Kozak, Chairman, Chief
                                             Executive Officer and President

                                        Date May 22, 2009


                                        By   /s/ Craig L. Campbell
                                             -----------------------------------
                                             Craig Campbell, Director

                                        Date May 22, 2009


                                        By   /s/ John R. Gaulding
                                             -----------------------------------
                                             John R. Gaulding, Director

                                        Date May 22, 2009


                                        By   /s/ Thomas Holt
                                             -----------------------------------
                                             Thomas Holt, Director

                                        Date May 22, 2009


                                        By   /s/ Robert T. Jett
                                             -----------------------------------
                                             Robert Jett, Director

                                        Date May 22, 2009


                                        By   /s/ Ari Kaplan
                                             -----------------------------------
                                             Ari Kaplan, Director

                                        Date May 22, 2009


                                        By   /s/ Robert H. Kite
                                             -----------------------------------
                                             Robert H. Kite, Director

                                        Date May 22, 2009


                                        By   /s/ Francis K. Ruotolo
                                             -----------------------------------
                                             Francis K. Ruotolo, Director

                                        Date May 22, 2009

     (a)  Exhibits

          23.1 Consent of Independent Registered Public Accounting Firm

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