Form 10-Q
period 2009-06-30
ANTS SOFTWARE INC
filed 2009-08-19
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number:  000-16299
________________

ANTS SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3054685
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

71 Stevenson St., Suite 400, San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)

(650) 931-0500
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated  filer or a smaller reporting company.   See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes [ ]    No [X]

ANTs software inc. had 95,237,795 shares of Common Stock outstanding as of August 14, 2009.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ANTS SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
ASSETS	2009	December 31,
	(Unaudited)	2008
Current assets:
Cash and cash equivalents	$1,155,183	$2,051,807
Accounts receivable	418,374	383,445
Note receivable from customer	500,000	2,000,000
Restricted cash	125,000	125,000
Current portion of prepaid debt issuance cost	-	4,121
Prepaid expenses and other current assets	205,020	160,723
Total current assets	2,403,577	4,725,096

Property and equipment, net	309,440	399,093
Other intangible assets, net	5,087,584	5,504,081
Goodwill	22,761,517	22,761,517
Other assets	36,698	67,018
Total assets	$30,598,816	$33,456,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$2,435,788	$1,445,043
Line of credit	250,000	200,000
Current portion of long-term debt	54,350	-
Current portion of convertible promissory notes, net of debt
discount of $- and $15,916, respectively	200,000	234,084
Deferred revenue	326,507	487,121
Total current liabilities	3,266,645	2,366,248

Long-term liabilities:
Convertible promissory notes, net of debt discount of $6,537,168
and $8,549,964, respectively	3,966,058	2,703,260
Deferred tax liability	344,000	344,000
Total liabilities	7,576,703	5,413,508

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding (see Note 11)	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
95,237,795 and 90,648,369 shares issued and outstanding as of
June 30, 2009 and December 31, 2008, respectively	9,524	9,065
Additional paid-in capital	117,955,250	115,963,846
Accumulated deficit	(94,942,661)	(87,929,614)
Total stockholders’ equity	23,022,113	28,043,297
Total liabilities and stockholders' equity	$30,598,816	$33,456,805

See accompanying Notes to Consolidated Financial Statements

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
		2008		2008
	2009	(restated)	2009	(restated)
Revenues:
Products	$-	$4,900,000	$-	$4,904,165
Services	1,369,587	522,539	2,757,944	550,758
Total revenues	1,369,587	5,422,539	2,757,944	5,454,923

Cost of revenues:
Products	-	555,248	-	599,667
Services	1,231,834	359,732	2,457,603	359,732
Total cost of revenues	1,231,834	914,980	2,457,603	959,399

Gross profit	137,753	4,507,559	300,341	4,495,524

Operating expenses:
Sales and marketing	505,998	671,302	1,023,303	998,194
Research and development	398,331	1,787,383	934,288	4,388,506
General and administrative	1,504,871	1,455,312	2,645,340	2,448,538
Total operating expenses	2,409,200	3,913,997	4,602,931	7,835,238

Operating (loss) income	(2,271,447)	593,562	(4,302,590)	(3,339,714)

Other (expense) income:
Interest income	237	20,634	2,720	47,636
Loss on conversion / extinguishment of convertible promissory notes	(495,833)	(49,940)	(495,833)	(49,940)
Other	(1,590)	-	(3,805)	-
Interest expense	(1,141,052)	(719,668)	(2,213,539)	(1,549,854)
Total other (expense) income	(1,638,238)	(748,974)	(2,710,457)	(1,552,158)

Net loss before income taxes	(3,909,685)	(155,412)	(7,013,047)	(4,891,872)
Income taxes	-	-	-	-
Net loss	$(3,909,685)	$(155,412)	$(7,013,047)	$(4,891,872)

Basic and diluted net loss per common share	$(0.04)	$-	$(0.08)	$(0.08)
Shares used in computing basic and diluted
net loss per share	92,518,076	71,986,666	91,588,388	64,906,422

See accompanying Notes to Consolidated Financial Statements

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2008	90,648,369	$9,065	$115,963,846	$(87,929,614)	$28,043,297

Proceeds from private placements	847,500	85	338,915		339,000
Issuance of 287,500 Common Stock warrants in
connection with the issuance of two 1% convertible notes			78,693		78,693
Beneficial conversion feature of two 1% convertible notes			20,125		20,125
Conversion of 1% notes	287,500	29	114,971		115,000
Conversion of 10% convertible
promissory notes, net of commission	1,770,833	177	758,783		758,960
Stock issued to placement agent as commission for
conversion of 10% convertible promissory notes	23,850	2	12,354		12,356
Stock issuable for the extension of a 10%
convertible promissory note and interest payments			11,450		11,450
Stock and 300,000 warrants issued for a consulting
arrangement, subject to vesting	200,000	20	35,306		35,326
Stock issued for employee compensation
under the 2008 Stock Plan, subject to vesting	1,264,743	126	62,479		62,605
Stock issued for non-employee compensation
under the 2008 Stock Plan, subject to vesting	195,000	20	9,632		9,652
Stock issuable for a consulting arrangement			5,000		5,000
Share-based compensation expense- employees			525,858		525,858
Share-based compensation expense-
non-employees			17,838		17,838
Net loss				(7,013,047)	(7,013,047)
Balance at June 30, 2009	95,237,795	$9,524	$117,955,250	$(94,942,661)	$23,022,113

Balance at December 31, 2007 (restated)	57,398,445	$5,740	$74,957,098	$(76,301,030)	$(1,338,192)

Proceeds from private placements, net of cash
commissions of $367,200	13,202,424	1,320	7,246,485		7,247,805
Shares issued in connection with acquisition of
Inventa Technologies, Inc.	20,000,000	2,000	23,998,000		24,000,000
Beneficial conversion feature			1,355,586		1,355,586
Fair value of conversion feature upon modification of
convertible promissory notes			5,226,069		5,226,069
Proceeds from option and warrant exercises	47,500	5	32,665		32,670
Share-based compensation expense- employees			2,283,538		2,283,538
Share-based compensation expense- non-employees			123,783		123,783
Net loss				(4,891,872)	(4,891,872)
Balance at June 30, 2008 (restated)	90,648,369	$9,065	$115,223,224	$(81,192,902)	$34,039,387

See accompanying Notes to Consolidated Financial Statements

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
		2008
	2009	(restated)
Cash flows from operating activities:
Net loss	$(7,013,047)	$(4,891,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	529,209	267,875
Amortization of accrued rent, net of cash payments	-	3,772
Amortization of warrant issued to a third party	-	57,674
Amortization of discount on notes payable	1,657,136	980,640
Amortization of debt issuance costs	-	72,189
Stock-based compensation expense	615,953	2,407,321
Stock-based interest expense	11,450	-
Stock-based consulting expense	40,326	-
Loss on conversion / extinguishment of convertible promissory notes	495,833	49,490
Changes in operating assets and liabilities:
Accounts receivable	(34,929)	219,889
Restricted cash	-	67,574
Prepaid expenses and other current assets	44,418	(11,686)
Notes receivable from customer	1,500,000	(2,500,000)
Other assets	30,320	-
Accounts payable and other accrued expenses	990,745	(49,720)
Deferred revenue	(160,614)	(324,182)
Net cash used in operating activities	(1,293,200)	(3,651,036)

Cash flows from investing activities:
Purchases of property	(23,059)	(38,838)
Acquisition of Inventa, net of cash acquired	-	(3,047,444)
Net cash used in investing activities	(23,059)	(3,086,282)

Cash flows from financing activities:
Proceeds from line of credit	50,000	-
Proceeds from private placements - equity, net of cash commissions	339,000	7,247,800
Proceeds from private placements - 1% convertible promissory notes	115,000	-
Proceeds from exercise of options	-	32,679
Principal payments on long-term debt	(84,365)	(5,000)
Net cash provided by financing activities	419,635	7,275,479

Net (decrease) increase in cash and cash equivalents	(896,624)	538,161
Cash and cash equivalents at beginning of period	2,051,807	4,480,694
Cash and cash equivalents at end of period	$1,155,183	$5,018,855

Supplemental disclosure of cash flow information:
Cash paid for interest	$313,636	$241,030
Noncash investing and financing activities:
Prepaid insurance premiums financed by a loan	$69,514	$-
Conversion of 10% promissory notes to Common Stock	$771,316	$-
Conversion of 1% promissory notes to Common Stock	$115,000	$-
Common Stock issued to placement agent for note conversion	$13,356	$-

See accompanying Notes to Consolidated Financial Statements

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Restatement

The Company has restated its financial statements for the six months ended June 30, 2008 to correct errors in such financial statements.

The restatement of the Company’s financial statements is based upon a review of the accounting treatment of certain transactions entered into by the Company with certain investors in 2006 and 2007. During this review, the Company discovered that it had incorrectly applied a restriction discount to the market value of its Common Stock based on a long history of selling restricted Common Stock to a group of investors.  The discounted stock price was then used in the allocation of proceeds between debt and equity for units of convertible promissory notes and restricted common shares that were sold to investors in late 2006 and early 2007. The discounted stock price was also used to determine if there was a beneficial conversion related to the convertible promissory notes. The same methodology was used in late 2007 when the Company issued convertible promissory notes along with Common Stock warrants.

The following tables present the effects of the restatement adjustments on the Company’s balance sheet as of June 30, 2008, its statements of operations for the three and six months ended June 30, 2008 and its cash flows for the six months ended June 30, 2008.

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Restatement (Continued)

RESTATED UNAUDITED BALANCE SHEET

	June 30, 2008
ASSETS	As Previously Reported	Adjustments		As Restated
Current assets:
Cash and cash equivalents	$5,018,855	$-		$5,018,855
Accounts receivable	523,201	-		523,201
Notes receivable from customer	2,500,000	-		2,500,000
Restricted cash	125,000	-		125,000
Current portion of prepaid debt issuance cost	10,800	(10,800)	(a)	-
Prepaid expenses and other current assets	244,584	-		244,584
Total current assets	8,422,440	(10,800)		8,411,640
Long-term portion of debt issuance cost	223,385	(211,606)	(b)	11,779
Property and equipment, net	496,315	-		496,315
Goodwill	23,354,931	(593,414)	(g)	22,761,517
Intangible assets, net	3,635,416	2,292,996	(g)	5,928,412
Other assets	54,435	-		54,435
Total assets	$36,186,922	$1,477,176		$37,664,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$854,039	-		$854,039
Accrued bonuses and commissions payable	163,905	-		163,905
Accrued vacation payable	180,213	-		180,213
Line of credit	170,000	-		170,000
Current portion of convertible promissory notes, net of
premium of $239,949 and discount of $-0- (restated),
respectively	264,254	(264,254)	(c)	-
Accrued interest on convertible promissory notes	254,247	-		254,247

Deferred revenue	253,823	-		253,823
Total current liabilities	2,140,481	(264,254)		1,876,227

Long-term liabilities:
Deferred tax liability	-	344,000	(g)	344,000
Convertible promissory notes, net of debt discount of $239,949 and
$10,098,697 (restated), respectively	11,493,175	(10,088,691)	(d)	1,404,484

Total liabilities	13,633,656	(10,008,945)		3,624,712

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
no shares issued and outstanding	-	-		-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
90,648,369 shares issued and outstanding	9,065	-		9,065
Additional paid-in capital	104,366,721	10,856,503	(e)(g)	115,223,224
Accumulated deficit	(81,822,520)	629,618	(f)	(81,192,902)
Total stockholders’ equity	22,553,266	11,486,121		34,039,387
Total liabilities and stockholders' equity	$36,186,922	$1,477,176		$37,664,098

(a) — Adjustment to eliminate prepaid debt issuance costs related to issuance of Convertible Promissory Notes
(b) — Adjustment to correct prepaid debt issuance costs related to issuance of Convertible Promissory Notes
(c) & (d) — Adjustment to record discount related to issuance of "J" Units
(e) — Adjustment to record discount related to issuance of "J" Units
(f) — Adjustment to record net impact to 2007 and 2006 Statements of Operations
(g) — Adjustment to correct Inventa purchase accounting

ANTS SOFTWARE INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Restatement (Continued)

RESTATED UNAUDITED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2008
	As Previously Reported	Adjustments		As Restated
Revenues:
Products	$4,900,000	$-		$4,900,000
Services	522,539	-		522,539
Total revenues	5,422,539	-		5,422,539

Cost of Revenues:
Products	511,993	43,255	(a)	555,248
Services	359,732			359,732
Gross profit	4,550,814	(43,255)		4,507,559

Operating Expenses:
Sales and marketing	714,557	(43,255)		671,302
Research and development	1,787,383	-		1,787,383
General and administrative	1,558,630	(103,318)	(b)	1,455,312
Total operating expenses	4,060,570	(146,573)		3,913,997
Loss from operations	490,244	103,318		593,562

Other (expense) income:
Interest income	20,634	-		20,634
Loss on extinguishment	(2,238,206)	2,188,266	(c)	(49,940)
Interest expense	(954,190)	234,522	(d)	(719,668)
Total other (expense) income	(3,171,762)	2,422,788		(748,974)

Net loss	$(2,681,518)	$2,526,106		$(155,412)
Basic and diluted net loss
per common share	$(0.04)	$0.04		$(0.00)
Shares used in computing basic and diluted
net loss per share	71,986,666	71,986,666		71,986,666

(a) — Adjustment to reclassify warrant amortization costs related to sales to a major customer
(b) — Adjustment to reverse amortization of Prepaid Debt Issuance Costs
(c) — Adjustment to reduce overstated expenses related to Discount on
Convertible Promissory Notes
(d) — Adjustment to correct the treatment of the extinguished Convertible Promissory Notes

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Restatement (Continued)

RESTATED UNAUDITED STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2008
	As Previously Reported	Adjustments		As Restated
Revenues:
Products	$4,904,165	$-		$4,904,165
Services	550,758	-		550,758
Total revenues	5,454,923	-		5,454,923

Cost of Revenues:
Products	511,993	87,674	(a)	599,667
Services	359,732			359,732
Gross profit	4,583,198	(87,674)		4,495,524

Operating Expenses:
Sales and marketing	1,085,868	(87,674)		998,194
Research and development	4,388,506	-		4,388,506
General and administrative	2,660,513	(211,975)	(b)	2,448,538
Total operating expenses	8,134,887	(299,649)		7,835,238
Loss from operations	(3,551,689)	211,975		(3,339,714)

Other (expense) income:
Interest income	47,636	-		47,636
Loss on extinguishment	(2,238,206)	2,188,266	(c)	(49,940)
Interest expense	(1,115,302)	(434,552)	(d)	(1,549,854)
Total other (expense) income	(3,305,872)	1,753,714		(1,552,158)

Net loss	$(6,857,561)	$1,965,689		$(4,891,872)
Basic and diluted net loss
per common share	$(0.11)	$0.03		$(0.08)
Shares used in computing basic and diluted
net loss per share	64,906,422	64,906,422		64,906,422

(a) — Adjustment to reclassify warrant amortization costs related to sales to a major customer
(b) — Adjustment to reverse amortization of Prepaid Debt Issuance Costs
(c) — Adjustment to reduce overstated expenses related to Discount on
Convertible Promissory Notes
(d) — Adjustment to correct the treatment of the extinguished Convertible Promissory Notes

ANTS SOFTWARE INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Restatement (Continued)

RESTATED UNAUDITED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2008
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(6,857,561)	$1,965,689	(a)	$(4,891,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,875	-		267,875
Interest expense related to convertible promissory note issuance	750,000	(750,000)	(b)	-
Amortization of accrued rent, net of cash payments	3,772	-		3,772
Amortization of warrant issued to customer	57,674	-		57,674
Amortization of premium and discount on notes payable	(132,174)	1,112,814	(c)	980,640
Amortization of debt issuance costs	211,976	(139,787)	(d)	72,189
Stock-based compensation expense	2,407,321	-		2,407,321
Loss on extinguishment of convertible promissory notes	2,238,206	(2,188,716)	(e)	49,490
Changes in operating assets and liabilities:
Accounts receivable	219,889	-		219,889
Restricted cash	67,574	-		67,574
Prepaid expenses and other current assets	(11,686)	-		(11,686)
Notes receivable from customer	(2,500,000)	-		(2,500,000)
Accounts payable and other accrued expenses	(206,238)	-		(206,238)
Accrued bonuses and commissions payable	20,155	-		20,155
Accrued vacation payable	90,896	-		90,896
Accrued interest on convertible promissory notes	45,467	-		45,467
Deferred revenue	(324,182)	-		(324,182)
Net cash used in operating activities	(3,651,036)	-		(3,651,036)

Cash flows from investing activities:
Purchases of property and other assets	(38,838)	-		(38,838)
Acquisition of inventa, net of cash acquired	(3,047,444)	-		(3,047,444)
Net cash used in investing activities	(3,086,282)	-		(3,086,282)

Cash flows from financing activities:
Proceeds from private placements - equity, net of cash commissions	7,247,800	-		7,247,800
Proceeds from exercise of options	32,679	-		32,679
Principle payments on line of credit	(5,000)	-		(5,000)
Net cash provided by financing activities	7,275,479	-		7,275,479

Net increase in cash and cash equivalents	538,161	-		538,161
Cash and cash equivalents at beginning of period	4,480,694	-		4,480,694
Cash and cash equivalents at end of period	$5,018,855	$-		$5,018,855

(a) — Adjustment to record net impact to the Statement of Operations
(b) — Adjustment to correct treatment of discount on note issuance
(c) — Adjustment to record the amortization of Discount on Convertible Promissory Notes
(d) — Adjustment to record the reversal of amortization of Debt Issuance Costs
(e) — Adjustment to correct the accounting for the extinguishment of debt

2.    Summary of Significant Accounting Policies

Basis of Presentation and Continuation as a Going Concern

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and contemplates continuation of ANTs software inc. (the “Company”) as a going concern.  However, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company’s ability to continue as a going concern. The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a net accumulated deficit during its years of operations totaling $94,942,661, as of June 30, 2009. The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and/or obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due.  If further financing is not obtained, the Company may not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of our product and technology. The Company is actively in the process of seeking additional capital through private placements of equity and/or debt.  At current cash levels, management believes it has sufficient funds to operate through the third quarter of 2009. Should additional financing not be obtained, the Company will not be able to execute its business plan and the recoverability of its intangible assets may become impaired. Management’s plans, if successful, will mitigate the factors that raise substantial doubt about the ability to continue as a going concern.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required for annual financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 consolidated balance sheet was derived from audited financial statements filed with our 10-K as of December 31, 2008 and therefore may not include all disclosures required for annual financial statements.

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2009 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the consolidated financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the six months ended June 30, 2009 and 2008 (restated) are not necessarily indicative of the results that may be expected in the future.

Principles of Consolidation

The consolidated financial statements include the accounts of ANTs software inc. and its wholly-owned subsidiary, Inventa Technologies, Inc. (“Inventa”) from May 30, 2008, the date of acquisition (collectively referred to as the “Company”).  All significant intercompany transactions and accounts have been eliminated.

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

Goodwill and Intangible Assets

Under the provisions of SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is tested for impairment on an annual basis as of December 31, or whenever impairment indicators arise.  The Company utilizes one reporting unit in evaluating goodwill for impairment and assesses the estimated fair value of the reporting unit based on discounted future cash flows.  If the carrying value of the reporting unit exceeds the fair value of the reporting unit, further analysis will take place to determine whether or not the Company should recognize an impairment charge.

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

The income tax benefits generated in the three and six months ended June 30, 2009 and 2008 (restated) as a result of the Company’s net losses have been fully offset by recording a valuation allowance in each period.

Revenue Recognition

The Company recognizes license and royalty revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenues consist of product revenues representing sales of customized platforms using our intellectual property, licenses and royalties and services revenues representing managed and professional services fees for maintenance and support services. Maintenance and support revenue is deferred and recognized over the related contract period, generally twelve months, beginning with customer acceptance of the product.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, the Company will defer revenue based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element, as determined by the price charged when the element is sold separately.  If the VSOE of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software license arrangements, which comprise prepaid license and maintenance and support fees, is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred and there are no future deliverables except Post-contract Customer Support;
•
The fee is fixed and determinable.  If the Company cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due in accordance with paragraph 29 of SOP 97-2; and

•	Collection is probable.

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value in the financial statements measured at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for the Company to January 1, 2009 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis.  The Company adopted these remaining provisions on January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Adoption of these standards did not have a significant impact on our accounting for financial instruments.

On April 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1. These FSPs are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. Adoption of these FSPs did not have a significant impact on our accounting for financial instruments.

The Company’s carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturity of these financial instruments. The carrying values of the convertible promissory notes approximate their fair values. To determine the fair value of the convertible promissory notes, the Company estimated the fair value by first determining the Company’s effective borrowing rate (see Note 6). The effective borrowing rate was estimated by considering the Company’s high credit risk and high risk of nonperformance. The Company then evaluated the present value of the future cash flows for convertible promissory notes.

2.    Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for the Company beginning January 1, 2010. This Statement amends FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51 , to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes the adoption of this pronouncement will not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification™ (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides guidance to determine whether an instrument (or an embedded feature) is indexed to an entity's own stock when evaluating the instrument as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). An instrument that is both indexed to an entity's own stock and classified in stockholder's equity in the entity's statement of financial position is not considered a derivative for the purposes of applying the guidance in SFAS No. 133. EITF 07-5 provides a two-step process to determine whether an equity-linked instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument's contingent exercise provisions, if any, and second, by evaluating the instrument's settlement provisions. The Company adopted EITF 07-5 on January 1, 2009 and there was no material impact to the Consolidated Financial Statements.

3.   Basic and Diluted Net Loss per Share

Basic net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share, using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the three and six months ending June 30, 2009 and 2008 (restated), respectively. At June 30, 2009 and 2008, the Company had 10,175,346 and 10,625,433 antidilutive shares of Common Stock related to stock options, respectively. At June 30, 2009 and 2008, the Company had 11,195,700 and 12,106,115 antidilutive shares of Common Stock related to convertible promissory notes. At June 30, 2009 and 2008, warrants for the purchase of 5,145,441 and 4,557,941 shares of Common Stock, respectively, at prices ranging from $0.60 to $2.31 per share were antidilutive. These antidilutive instruments are not included in the calculation of basic and diluted net loss per share.

	Loss	Shares	Loss per
	(Numerator)	(Denominator)	Share
Three months ended June 30, 2009
Basic and diluted net loss per share	$(3,909,685)	92,518,076	$(0.04)
Three months ended June 30, 2008 (restated)
Basic and diluted net loss per share	$(155,412)	71,986,666	$-
Six months ended June 30, 2009
Basic and diluted net loss per share	$(7,013,047)	91,588,388	$(0.08)
Six months ended June 30, 2008 (restated)
Basic and diluted net loss per share	$(4,891,872)	64,906,422	$(0.08)

4.  Accounts Payable and Other Accrued Expenses

At June 30, 2009 and December 31, 2008, accounts payable and other accrued expenses consisted of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
Trade payables and other	$1,527,904	$900,176
Accrued bonuses and commissions payable	209,205	180,111
Accrued vacation payable	168,331	77,175
Accrued interest on convertible promissory notes	530,348	287,581
Total	$2,435,788	$1,445,043

5.  Deferred Revenue

Deferred revenue is comprised of license fees and annual maintenance and support fees. License fees are recognized upon customer acceptance of the product. Annual maintenance and support fees are amortized ratably into revenue in the statements of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product.

Deferred revenue activity (unaudited) was as follows:

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
Beginning of the period		$400,530		$56,999
Invoiced current period		408,380		446,748
Deferred revenue recognized from prior periods	(315,891)		(20,599)
Invoiced and recognized current period	(166,512)		(229,325)
Total revenue recognized current period		(482,403)		(249,924)
End of the period		$326,507		$253,823

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
Beginning of the period		$487,121		$48,818
Invoiced current period		932,747		487,313
Deferred revenue recognized from prior periods	(702,455)		(48,818)
Invoiced and recognized current period	(390,906)		(233,490)
Total revenue recognized current period		(1,093,361)		(282,308)
End of the period		$326,507		$253,823

6.   Debt

As of June 30, 2009, the outstanding balance of the Convertible Promissory Notes was $4,166,058. This is comprised of notes with a face amount of $10,703,226 less unamortized debt discount of $6,537,168.

Debt discount and other issuance costs associated with the Convertible Promissory Notes are amortized to interest expense over the remaining life of the Convertible Promissory Notes using the effective interest method or the straight-line method, whichever is applicable. Upon conversion of Convertible Promissory Notes into Common Stock, unamortized costs relating to the notes converted are charged to interest expense. Total charges to interest expense for debt discount and other issuance costs were $876,003 and $463,672 (restated) for the three months ended June 30, 2009 and 2008, respectively. Total charges to interest expense for debt discount and other issuance costs were $1,657,136 and $1,052,829 (restated) for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, Convertible Promissory Notes totaling $50,000 were repaid by the Company.

During the quarter ended June 30, 2009, the Company issued two existing shareholders 1% Convertible Promissory Notes convertible at $0.40 per share and 287,500 Common Stock Warrants with an exercise price of $0.47 per share for total gross proceeds of $115,000, when the closing stock price was $0.47 per share. The relative fair value of the warrants issued in conjunction with these notes created debt discount totaling $78,693. The fair value of the warrants was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.982, risk-free interest rate of 1.39%, and an expected life of three years. In conjunction with the issuance of these 1% Convertible Promissory Notes, the Company also recorded the intrinsic value of the related beneficial conversion feature of $20,125 to Additional Paid-in Capital. Immediately after issuance, the two 1% Convertible Promissory Notes were converted into 287,500 shares of Common Stock at $0.40 per share.

During the quarter ended March 31, 2009, the due date of a $200,000 Convertible Promissory Note was extended from March 20, 2009 to the earlier of August 20, 2009 or the receipt of $2,000,000 in financing. The Company also agreed to issue 5,000 shares of the Company’s Common Stock for each month or fraction thereof during which the note is outstanding, with no other terms being modified. This extension was not considered a significant modification in accordance with EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments.  The holder of the note also agreed to accept shares of the Company’s stock in consideration for interest payments. As of June 30, 2009, the Company recorded $11,450 to Additional Paid-in Capital related to 11,450 shares of Common Stock were issuable related to the note extension and interest payments.

During the quarter ended June 30, 2009, the Company reduced the conversion price of a $125,000, 10% Convertible Promissory Notes from $1.20 to $0.60 and reduced the conversion price of three 10% Convertible Promissory Notes totaling $625,000 from $0.80 to $0.40 to induce conversion of the notes into Common Stock. The other terms of the Notes remained unchanged. Immediately after the reduction in the conversion price, the 10% Convertible Promissory Note totaling $125,000 was converted into 208,333 Common Shares at $0.60 per share and the three 10% Convertible Promissory Notes totaling $625,000 were converted into 1,562,500 Common Shares at $0.40 per share. In accordance with FASB Statement No. 84 (As Amended), Induced Conversions of Convertible Debt, the Company recorded the fair value of the additional 885,417 of Common Stock shares issued due to the reduced conversion price and recorded a loss on the conversion of the convertible promissory notes totaling $495,833, which is equal to the fair value of the additional shares of Common Stock transferred resulting from the inducement. This amount was based on the closing price of the stock on the date of conversion of $0.56 per share. In conjunction with the conversion, the Company issued 23,850 shares of Common Stock, with a fair value of $0.56 per share, to the placement agent as a commission per the original agreement.

7.  Commitments and Contingencies

Effective January 6, 2009, the Company took possession of the additional space at the facilities located in Mt. Laurel, New Jersey. Accordingly, rent increased from $10,007 per month to $16,299 per month or approximately $196,000 per year.  The amendment also restates the end of the lease commitment to be seven years from the date of the Certificate of Occupancy for the additional space, or January 6, 2016.  At expiration of the amended lease, the Company has the option to renew the terms of the lease for an additional five years at the greater of $18,467 per month or the increase in the consumer price index multiplied by the rent of $16,299 per month.

On July 10, 2008, Sybase, Inc. (“Sybase”), an enterprise software and services company, filed a complaint for common law unfair business practices, and tortuous interference with contractual relations, among other things, in the Superior Court of the State of California, County of Alameda.  Sybase is seeking an injunction, and damages, among other legal and equitable relief. The Company believes that this lawsuit is without merit and intends to continue vigorously defending itself.

On August 22, 2008, a former Company employee filed a putative class action complaint for all current and former software engineers, for failure to pay overtime wages, and failure to provide meal breaks, among other things, in Superior Court of the State of California, County of San Mateo.  The former employee is seeking an injunction, damages, attorneys’ fees, and penalties. The Company believes that this lawsuit is without merit and intends to continue vigorously defending itself.

On October 14, 2008, Bayside Plaza (“Bayside”), a partnership, filed a complaint for breach of contract in Superior Court of the State of California, County of San Mateo. The Company settled the complaint by paying $50,000 in May 2009 and agreeing to pay $25,000 in each of August 2009, November 2009 and February 2010. The Company accrued the $75,000 settlement amount in accounts payable at June 30, 2009. The Company recognized a gain on the settlement of approximately $279,000 as an offset to rent expense, which is included in General and Administrative Expense in the Consolidated Statement of Operations at June 30, 2009.

Beginning in July 2008, the Company leased an executive apartment owned by a shareholder who owns 500,000 shares of the Company’s Common Stock and who also holds a Convertible Promissory note totaling $1,000,000 (undiscounted), for $2,900 per month or $34,800 per annum.  The lease was cancelled in June 2009, with the last payment to be made in August 2009.

8.   Stockholders’ Equity

As of June 30, 2009, the Company had outstanding options to purchase up to 10,175,346 shares of Common Stock at exercise prices ranging from $0.37 to $3.20 per share, of which 7,528,296 were exercisable.

As of June 30, 2009, the Company had 5,145,441 warrants outstanding to purchase Common Stock at exercise prices ranging from $0.01 to $2.31 per share, of which 4,845,441 were exercisable.

For the three and six months ended June 30, 2009, the Company recognized a total of $284,989 and $525,858 in compensation expense, respectively, related to the vesting of employee stock options and $4,087 and $17,838 in professional fees, respectively, related to the vesting of non-employee stock options.

For the three and six months ended June 30, 2009, the Company recognized a total of $62,605 in compensation expense related to the vesting of Common Stock issued to employees under the 2008 Stock Plan and $9,652 in professional fees related to the vesting of Common Stock issued to consultants under the 2008 Stock Plan.

For the three and six months ended June 30, 2008, the Company recognized a total of $1,286,336 and $2,407,321 in compensation expense, respectively, related to the vesting and repricing of employee stock options and $67,715 and $95,749 in professional fees, respectively, related to the vesting of non-employee stock options and warrants.

8.   Stockholders’ Equity (Continued)

Following is a summary of equity transactions by for the six months ending June 2009 and 2008, respectively.

Six months ended June 30, 2009:

Funds raised through private offerings to accredited investors:

The Company received $339,000 from accredited investors for the sale of 847,500 shares of Common Stock, at a price of $0.40 per share.

During the quarter ended June 30, 2009, the Company issued two existing shareholders 1% Convertible Promissory Notes convertible at $0.40 per share and 287,500 Common Stock Warrants with an exercise price of $0.47 per share for total gross proceeds of $115,000, when the closing stock price was $0.47 per share. The fair value of the warrants issued in conjunction with these notes created debt discount totaling $78,693. The fair value of the warrants was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.982, risk-free interest rate of 1.39%, and an expected life of three years. In conjunction with the issuance of these 1% Convertible Promissory Notes, the Company also recorded the fair value of the related beneficial conversion feature of $20,125 to Additional Paid-in Capital. Immediately after issuance, the two 1% Convertible Promissory Notes were converted into 287,500 shares of Common Stock at $0.40 per share.

Other equity transactions:

During the quarter ended June 30, 2009, the Company issued 1,459,743 shares of Common Stock to employees and consultants for compensation under the 2008 Stock Plan, all of which vests on March 31, 2010. The employees and consultants are entitled to one vote per share and to receive any declared dividends per share as of the date of the grant, March 31, 2009. The Company issued the Common Stock in compensation for a reduction in cash compensation and in an effort to increase employee ownership in the Company. The fair value of the shares on the date of grant was $0.55 based upon the closing price of the stock on the date of grant.

During the quarter ended June 30, 2009, the Company issued 200,000 shares of Common Stock to an investor relations consultant per the terms of the agreement with the Company and that was valued at $0.46 per share, of which 50,000 shares vest every three months. In connection with this same agreement, the Company issued 300,000 Common Stock Warrants, of which 75,000 warrants vest every three months, with an exercise price of $0.01 per share and expiring on May 1, 2012. The fair value of the warrants was estimated to be $0.40 per warrant using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.0149, risk-free interest rate of 1.64%, and an expected life of three years.

During the quarter ended June 30, 2009, the Company entered into an agreement with an investor relations firm whereby the Company agreed to issue 39,216 shares of Common Stock for the first four months of services under the agreement. If the Company continues to retain their services, the Company is required to issue Common Stock valued at $5,000 per month thereafter. In accordance with EITF 96-18, the Company has recorded $5,000 to Additional Paid-in Capital related to a portion of the total fair value of the 39,216 shares of Common Stock to be issued. These shares are not included as outstanding Common Stock as of June 30, 2009 as they had not yet been issued.

8.   Stockholders’ Equity (Continued)

During the quarter ended June 30, 2009, the Company reduced the conversion price of a $125,000, 10% Convertible Promissory Notes from $1.20 to $0.60 and reduced the conversion price of three 10% Convertible Promissory Notes totaling $625,000 from $0.80 to $0.40 to induce conversion of the notes into Common Stock. The other terms of the Notes remained unchanged. Immediately after the reduction in the conversion price, the 10% Convertible Promissory Note totaling $125,000 was converted into 208,333 Common Shares at $0.60 per share and the three 10% Convertible Promissory Notes totaling $625,000 were converted into 1,562,500 Common Shares at $0.40 per share. In accordance with FASB Statement No. 84 (As Amended), Induced Conversions of Convertible Debt, the Company recorded the fair value of the additional 885,417 shares of Common Stock issued due to the reduced conversion price and recorded a loss on the conversion of the convertible promissory notes totaling $495,833, which is equal to the fair value of the additional shares of Common Stock transferred resulting from the inducement. This amount was based on the closing price of the stock on the date of conversion of $0.56 per share. In conjunction with the conversion, the Company issued 23,850 shares of Common Stock, with a fair value of $0.56 per share, to the placement agent as a commission per the original agreement.

During the quarter ended June 30, 2009, the Company recorded $11,450 to Additional Paid-in Capital related to the Common Stock that is issuable as interest on the $200,000 Convertible Promissory Note, as more fully described in Note 6. These shares are not included as outstanding Common Stock as of June 30, 2009 as they had not yet been issued.

During the quarter ended June 30, 2009, the Company granted 30,000 stock options at $0.37 per share with a fair value of $0.25 per share on the date of grant. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.9859, risk-free interest rate of 1.49%, and an expected life of three years.

During the quarter ended March 31, 2009, the Company granted 35,000 stock options at $0.35 per share with a fair value of $0.24 per share on the date of grant. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.05, risk-free interest rate of 1.08%, and an expected life of three years.

Six months ended June 30, 2008 (restated):

Funds raised through private offerings to accredited investors:

The Company received $7,615,000 from accredited investors for the sale of 12,691,667 shares of Common Stock, at a price of $0.60 per share and incurred commission costs of $367,200. The Company issued 558,257 shares of Common Stock and a warrant to purchase up to 50,166 shares at an exercise price of $0.60 in connection with this private placement. The 558,257 shares were valued at $0.66 per share or $368,450.

Other equity transactions:

On May 30, 2008, the Company acquired Inventa Technologies, Inc. for a total purchase price of $28.8 million, which included the issuance of 20 million shares of Common Stock valued at $1.20 per share. The Company also issued $2 million in promissory notes to the seller, convertible into 2.5 million shares of Common Stock. The notes had a beneficial conversion feature totaling $2,000,000, which was allocated to Additional Paid-in Capital.

On March 26 and March 31, 2008, the Board of Directors approved a repricing of certain stock options and warrants for employees, consultants and Board members to the then-current market price of the Company’s Common Stock. Officers and Board members forfeited 1,193,667 vested and unvested shares in connection with the repricing. In accordance with the provisions of FAS 123(R), the Company recognized $786,545 in stock compensation expense, net of forfeiture credits, as a result of the repricing.

For the six months ended June 30, 2008, a total of 47,500 shares of Common Stock were purchased through the exercise of stock options with original exercise prices ranging from $0.52 to $0.81, resulting in gross proceeds of $32,679.

9.   Concentrations

For the three and six months ended June 30, 2009, two customers accounted for 90% (Customer A was 65% and Customer D was 25%) and 88% (Customer A was 61% and Customer D was 27%), respectively, of total revenues.

At June 30, 2009, three customers accounted for 97% (Customer A, B, and C were 67% 20% and 10%, respectively) of Accounts Receivable. At December 31, 2008, two customers accounted for 73% (Customer A 34% and Customer D 39%) of Accounts Receivable.

10.  Related Party Transactions

During the three months ended June 30, 2009, the Company paid $5,000 to a member of the Board of Directors, as a consultant, for assistance in fundraising activities. There were no amounts payable to this Director as of June 30, 2009.

During the three months ended June 30, 2009, the Company paid $24,750 to an investor relations consultant and shareholder who owns approximately 1,000,000 shares of Common Stock and who purchased a $40,000 1% Convertible Note and 100,000 Warrants during the three months ended June 30, 2009, as mentioned in Notes 6 and 8. There were no amounts payable to this shareholder as of June 30, 2009.

During the six months ended June 30, 2009, the Company paid $17,400 for an executive apartment lease to a shareholder who owns 500,000 shares of the Company’s Common Stock and who also holds a Convertible Promissory note totaling $1,000,000 (undiscounted), as previously mentioned in Note 7. The lease was cancelled in June 2009, with the last payment to be made in August 2009. There were no amounts recorded in accounts payable to this shareholder as of June 30, 2009.

11.  Subsequent Events

The following subsequent events were recorded through August 19, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company entered into agreements with certain promissory note holders, in which their notes were converted into Series A Preferred Stock as of July 1, 2009. Pursuant to the agreements, the total aggregate amount owed under the notes totaling $8,503,226, plus accrued and unpaid interest through the date of the conversion totaling $425,161 was converted into 8,928,387 shares of Series A Preferred Stock at a price of $1.00 per share. In addition to the note conversion, three outstanding warrants dated November 15, 2005, October 18, 2007 and December 18, 2007, for the purchase of an aggregate amount of 3,002,150 shares of Common Stock at a price of $0.80 per share, had been extended for one year. All three warrants now expire on January 31, 2012.

The terms of the Series A Preferred Stock allow the holder to convert their Preferred shares to Common Stock at $0.35 per share at any time. The Series A Preferred Stock also contains anti-dilution provisions in the case that the Company issues Common Stock or any Common Stock equivalent at less than $0.35 per share, other than to employees, directors or consultants, among other things. The liquidation preference of the Series A Preferred Stock is $1.00 per share.

On July 30, 2009 Ken Ruotolo, a former employee and officer of the Company, notified the Company, through counsel, that he is initiating arbitration against the Company primarily alleging breach of an employment agreement.  Mr. Ruotolo’s father, Francis K. Ruotolo, is a Director of the Company. The Company is still evaluating Mr. Ken Ruotolo’s claims and has not yet responded.

The Company and Mr. Tom Holt, a member of the Company’s Board of Directors and Chairman of the Company’s Compensation Committee, entered into a Consulting Agreement on July 28, 2009. Through August 18, 2009, the Company has paid $22,000 for work performed.

On August 14, 2009, the Board of Directors elected Rick Cerwonka, President of the Inventa (as described in Note 2 – Principals of Consolidation), as Chief Operating Officer of the Company.

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

Restatement

The Company has restated its financial statements for the three and six months ended June 30, 2008 to correct errors in such financial statements.

The restatement of our financial statements is based upon a review of the accounting treatment of certain transactions entered into by the Company with certain investors in 2006 and 2007. During this review, we discovered that the Company had incorrectly applied a restriction discount to the market value of its Common Stock based on a long history of selling restricted Common Stock to a group of investors.  The discounted stock price was then used in the allocation of proceeds between debt and equity for units of convertible promissory notes and restricted common shares that were sold to investors in late 2006 and early 2007. The discounted stock price was also used to determine if there was a beneficial conversion related to the convertible promissory notes. The same methodology was used in late 2007 when the Company issued convertible promissory notes along with Common Stock warrants. See Note 1 of the Consolidated Financial Statements for the impact of the restatement.

Results of Operations

Our consolidated results of operations for the three and six months ended June 30, 2009 and 2008 (restated) are summarized below (in thousands):

	Three Months Ending June 30,			Six Months Ending June 30,
	2009	2008 (restated)	% Change	2009	2008 (restated)	% Change

Revenues	$1,370	$5,423	-75%	$2,758	$5,455	-49%
Cost of revenues	1,232	915	35%	2,458	960	156%
Gross profit	138	4,508	-97%	300	4,495	-93%
Operating expenses	2,409	3,914	-38%	4,603	7,835	-41%
Loss from operations	(2,271)	594	-482%	(4,303)	(3,340)	-29%

Other expense	(1,638)	(749)	-119%	(2,710)	(1,552)	-75%
Net loss	(3,909)	(155)	-2422%	(7,013)	(4,892)	-43%
Net loss per share -
basic and diluted	$(0.04)	$-	-	$(0.08)	$(0.08)	-
Shares used in computing basic and
diluted net loss per share	92,518,076	71,986,666	29%	91,588,388	64,906,422	41%

Revenues

Revenues for the three and six months ended June 30, 2009 consist of services revenues representing managed and professional services fees for maintenance and support services. While there is no guarantee of future revenues, they are expected to include sales and licenses of our ANTs Compatibility Server (“ACS”) product and related technology, managed services revenue related to existing and new contracts and professional services revenue from pre and post-sales consulting related to ACS and other database consolidation technologies we may develop.

Revenues for the three and six months ended June 30, 2008 are from ANTs Data Server (“ADS”) license fees, recognition of deferred maintenance and support of ADS, royalties from third parties that resell ADS, professional services fees on ADS installations, and the sale of ADS technology.

During the three months ended June 30, 2009, we recognized approximately $1.4 million in revenue, a decrease of approximately $4.1 million versus the three months ended June 30, 2008. During the six months ended June 30, 2009, we recognized $2.8 million in revenue, a decrease of approximately $2.7 million versus the six months ended June 30, 2008. These decreases were primarily due to sale of ADS technology in 2008. For the three and six months ended June 30, 2009, two customers accounted for 90% (Customer A was 65% and Customer D was 25%) and 88% (Customer A 61% and Customer D was 27%), respectively, of total revenues. The remaining revenues are a result of ongoing contracts with various other customers.

Cost of Revenues

Cost of revenues during the three months ended June 30, 2009 were approximately $1.2 million, an increase of approximately $0.3 million versus the three months ended June 30, 2008. Cost of revenues during the six months ended June 30, 2009 were approximately $2.5 million, an increase of approximately $1.5 million versus the six months ended June 30, 2008, respectively. Cost of revenues for the three and six months ended June 30, 2009 consists of personnel costs to provide managed and professional services. Cost of revenues for the three and six months ended June 30, 2008 consisted primarily of amortization of a warrant from a major customer and capitalized costs related to ADS technology.

Operating Expenses

Operating expenses by department for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,
	2009			2008 (restated)
	$	%	% Change	$	%

Sales and marketing	$506	21%	-25%	$671	17%
Research and development	398	17%	-78%	1,788	46%
General and administrative	1,505	62%	3%	1,455	37%
Total operating expenses	$2,409	100%	-38%	$3,914	100%

	Six Months Ended June 30,
	2009			2008 (restated)
	$	%	% Change	$	%

Sales and marketing	$1,023	22%	3%	$998	13%
Research and development	934	20%	-79%	4,388	56%
General and administrative	2,645	58%	8%	2,449	31%
Total operating expenses	$4,602	100%	-41%	$7,835	100%

Our primary expenses are salaries, benefits and consulting fees related to developing and marketing ACS, marketing and selling managed and professional services and, for the three and six months ended June 30, 2008, maintenance and support of ADS. We completed development of ADS in 2005 and began sales and support of that product during that year.  We sold the ADS technology during the quarter ended June 30, 2008.  We began development of ACS in early 2007.

Sales and Marketing

Sales and marketing expense consists primarily of employee salaries and benefits, stock-based compensation, professional fees for marketing and sales services, travel and entertainment and corporate overhead allocations.

Sales and marketing expense for the three months ended June 30, 2009 and 2008 (restated) was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008 (restated)	% Change	2009	2008 (restated)	% Change
Employee compensation and benefits	305	268	14%	653	425	54%
Stock-based compensation	54	231	-77%	86	296	-71%
Consulting fees	42	90	-53%	68	148	-54%
Travel and entertainment	16	42	-62%	34	78	-56%
Corporate allocations from general and
administrative expenses	25	10	150%	57	20	185%
Events and promotions and other	16	30	-47%	28	31	-10%
Amortization of customer relationships	48	-	N/A	97	-	N/A
Total	$506	$671	-25%	$1,023	$998	3%

Headcount at end of period	6	5	20%	6	5	20%

Total sales and marketing expense for the three months ended June 30, 2009 decreased by approximately $165,000, a 25% decrease, due primarily to the following:

•	Employee compensation and benefits increased by 14% primarily due to the acquisition of Inventa and the resulting increase in head-count.
•
Stock-based compensation decreased 77% due to the issuance of fully-vested and expensed stock options granted to our CEO in the second quarter of 2008. Compensation to our CEO is recorded 50% to sales and marketing and 50% to general and administrative. The stock option was a one-time grant and we do not anticipate it will recur in the future.

•
Consulting fees decreased 53% due to efficiencies achieved in go-to-market strategy. By selling through partners rather than selling directly to end-users, we eliminated end-user marketing and lead-generation programs.

•	Travel and entertainment decreased 62% as we decreased travel activities for our sales and marketing staff.
•	Corporate allocations increased 150% due to increased overall activities of our CEO in sales and marketing.
•	Amortization of customer relationships resulted from the acquisition of Inventa in the prior year.

Total sales and marketing expense for the six months ended June 30, 2009 increased by approximately $25,000, a 3% increase, due primarily to the following:

•	Employee compensation and benefits increased by 54% primarily due to the acquisition of Inventa and the resulting increase in head-count.
•
Stock-based compensation decreased approximately 71% primarily due the repricing of certain stock options and warrants to the market value of our Common Stock as of March 26 and March 31, 2008 and the issuance of a fully-vested and expensed stock option grant to our CEO during the second quarter of 2008. Compensation expense related to our CEO is recorded 50% to sales and marketing and 50% to general and administrative. The stock option grant was a one-time grant and we do not anticipate it will recur in the future.

•
Consulting fees decreased 54% due to efficiencies achieved in go-to-market strategy. By selling through partners rather than selling directly to end-users, we eliminated end-user marketing and lead-generation programs.

•	Travel and entertainment decreased 56% as we decreased travel activities for our sales and marketing staff.
•	Corporate allocations increased 185% due to increased overall activities of our CEO in sales and marketing.
•	Amortization of customer relationships resulted from the acquisition of Inventa in the prior year.

Research and Development

Research and development expense consists primarily of employee compensation and benefits, contractor fees to research and development service providers, stock-based compensation and equipment and computer supplies.  During 2007 we began developing ACS, which significantly increased our contract research and development expense.

Research and development expense for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2009	2008 (restated)	Change	2009	2008 (restated)	Change
Employee compensation and benefits	$140	$898	-84%	$287	$2,080	-86%
Contractor fees	106	463	-77%	327	1,132	-71%
Stock-based compensation	36	488	-93%	65	1,033	-94%
Corporate allocations from general and
administrative expenses	25	-	N/A	57	-	N/A
Equipment and computer supplies	37	4	825%	81	11	636%
Other	54	(65)	183%	117	132	-11%
Total	$398	$1,788	-78%	$934	$4,388	-79%

Headcount at end of period	4	17	-76%	4	17	-76%

Total research and development expenses for the three months ended June 30, 2009 decreased by approximately $1.4 million, a 78% decrease, due primarily to the following:

•	Employee compensation and benefits decreased 84% due to decreases in headcount from 17 as of June 30, 2008 to 4 as of June 30, 2009.
•	Stock-based compensation decreased 93% due to decreases in headcount from 17 as of June 30, 2008 to 4 as of June 30, 2009.
•	Contractor fees decreased 77% as we decreased use of contract research and development services on the ACS product and eliminated such services for the ADS product.
•	Equipment and computer supplies increased primarily due to the need to acquire equipment and other supplies increased due primarily to the replacement of various computer and other supplies.

Total research and development expenses for the six months ended June 30, 2009 decreased by approximately $3.5 million, a 79% decrease, due primarily to the following:

•	Employee compensation and benefits decreased 86% due to decreases in headcount from 17 as of June 30, 2008 to 4 as of June 30, 2009.
•	Stock-based compensation and benefits decreased 94% due to decreases in headcount from 17 as of June 30, 2008 to 4 as of June 30, 2009.
•	Contractor fees decreased 71% as we decreased use of contract research and development services on the ACS product and eliminated such services for the ADS product.
•	Equipment and computer supplies increased primarily due to the need to acquire equipment and other supplies increased due primarily to the replacement of various computer and other supplies.

General and Administrative

General and administrative expenses consists primarily of employee salaries and benefits, professional fees (legal, accounting, and investor relations), facilities expenses, and corporate insurance.

General and administrative expenses for the three months and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008 (restated)	% Change	2009	2008 (restated)	% Change
Employee compensation and benefits	$529	$249	112%	$803	$392	105%
Stock-based compensation	148	517	-71%	300	1,056	-72%
Facilities, director fees, insurance and other	37	362	-90%	364	636	-43%
Professional fees	804	441	82%	1,219	592	106%
Travel and entertainment	37	-	N/A	71	-	N/A
Corporate allocations to Sales and marketing and
research and development	(50)	(114)	-56%	(112)	(227)	-51%
Total	$1,505	$1,455	3%	$2,645	$2,449	8%

Headcount at end of period	3	7	-57%	3	7	-57%

Total general and administrative expenses for the three months ended June 30, 2009 increased by approximately $50,000, a 3% increase, due primarily to the following:

•	Employee compensation and benefits expense increased 112% due primarily to the acquisition of Inventa.
•
Stock-based compensation decreased 71% due to the issuance of fully-vested and expensed stock option grant to our CEO in the second quarter of 2008. Compensation to our CEO is recorded 50% to sales and marketing and 50% to general and administrative. This was a one-time grant and we do not anticipate it will recur in the future.

•
Facilities, director fees, insurance and other expense decreased by approximately $325,000 primarily due to a favorable settlement on the Bayview Plaza lease, the former corporate headquarters, totaling approximately $279,000.

•	Professional fees increased 82% primarily due to expenses relating to the restatement of the 2008 financial statements.
•
Allocations of overhead costs decreased 56% versus the prior year. Allocations of corporate overhead from general and administrative costs to the other functional departments were based on headcount. These allocations decreased as the number of personnel in other functional departments decreased.

Total general and administrative expenses for the six months ended June 30, 2009 increased by approximately $196,000, a 8% increase, due primarily to the following:

•	Employee compensation and benefits expense increased 105% due primarily to the acquisition of Inventa.
•
Stock-based compensation decreased approximately 72% primarily due the repricing of certain stock options and warrants to the market value of our Common Stock as of March 26 and March 31, 2008 and the issuance of a fully-vested and expensed stock option grant to our CEO during the second quarter of 2008. Compensation expense related to our CEO is recorded 50% to sales and marketing and 50% to general and administrative. This was a one-time grant and we do not anticipate it will recur in the future.

•
Facilities, director fees, insurance and other expense decreased by approximately $272,000 primarily due to a favorable settlement on the Bayview Plaza lease, the former corporate headquarters, totaling approximately $279,000.

•	Professional fees increased 106% primarily due to expenses relating to the restatement of the 2008 financial statements.
•
Allocations of overhead costs decreased 51% versus the prior year. Allocations of corporate overhead from general and administrative costs to the other functional departments were based on headcount. These allocations decreased as the number of personnel in other functional departments decreased.

Other Expense

The components of other expense for the three and six months ended June 30, 2009 and 2008, were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008 (restated)	% Change	2009	2008 (restated)	% Change
Other expense:
Interest income	$-	$21	-100%	$3	$48	-94%
Loss on conversion / extinguishment of convertible promissory notes	(496)	(50)	-892%	(496)	(50)	-892%
Other	(1)	-	N/A	(4)	-	N/A
Interest expense	(1,141)	(720)	-58%	(2,213)	(1,550)	-43%
Other expense	$(1,638)	$(749)	-119%	$(2,710)	$(1,552)	-75%

Other expense, which primarily consists of interest expense and debt modification expense on convertible promissory notes and other gains for the three months ended June 30, 2009 increased by approximately $889,000 or 119%. The following items significantly impacted other expense:

•
Interest expense increased approximately $421,000 or 58%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 (restated) due to increased amortization of the discount on the convertible notes payable, along with the issuance and immediate conversion to Common Stock of certain convertible debt instruments.

•
Loss on conversion / extinguishment of convertible promissory notes increased by approximately $446,000 due to the induced conversion of certain Convertible Promissory Notes as compared to a significant modification of convertible promissory notes in the prior period.

•	Interest income decreased by approximately 100%, due to lower invested cash balances and interest rates.

Other expense, which primarily consists of interest expense on convertible notes payable and other gains for the six months ended June 30, 2009 increased by $1.2 million or 75%. The following items significantly impacted other expense:

•
Interest expense increased approximately $663,000 or 43%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 (restated) due to increased amortization of the discount on the convertible notes payable, along with the issuance and immediate conversion to Common Stock of certain convertible debt instruments.

•
Loss on conversion / extinguishment of convertible promissory notes increased by approximately $446,000 due to the induced conversion of certain Convertible Promissory Notes as compared to a significant modification of convertible promissory notes in the prior period.

•	Interest income decreased by approximately 94%, due to lower invested cash balances and interest rates.

Liquidity, Capital Resources and Financial Condition

Cash flows for the six months ended June 30, 2009 and 2008 (restated), are as follows (in thousands):

	Six Months Ended June 30,
	2009	2008 (Restated)
Net cash used in operating activities	$(1,293)	$(3,651)
Net cash used in investing activities	(23)	(3,086)
Net cash provided by financing activities	419	7,275
Net (decrease) increase in cash and cash equivalents	$(897)	$538

Since inception, we have funded operations and investments in operating assets with cash raised through financing activities in the form of private offerings to accredited investors. The funds raised have been primarily in the form of sales of our Common Stock and, to a lesser degree, through the issuance of Convertible Promissory Notes.

Cash Used in Operating Activities

During the six months ended June 30, 2009, cash used in operating activities totaled $1.3 million, a decrease of approximately $2.3 million compared to the six months ended June 30, 2008. The following items significantly impacted our cash used in operating activities in the first and second quarters of 2009 versus the same period of 2008:

•
The collection of the $1.5 million note receivable from a customer in 2009 as compared to the issuance of the original note in the amount of $2.0 million from the same customer during the same period of 2008.

Cash Used in Investing Activities

During the six months ended June 30, 2009, cash used in investing activities totaled approximately $23,000, a decrease of approximately $3.1 million versus the same period in 2008, due to the acquisition of Inventa in the prior year.

Cash Provided by Financing Activities

During the six months ended June 30, 2009, cash provided by financing activities resulted from the following:

•	$339,000 in proceeds from the sale of 847,500 shares of our Common Stock at a price of $0.40 per share.

•	$115,000 for convertible promissory with an interest rate of 1%. The notes were immediately converted to 287,500 shares of our Common Stock.

During the six months ended June 30, 2008, cash provided by financing activities resulted from the following:

•	$7.2 million in proceeds, net of commissions, for the sale of 12.7 million shares of our Common Stock at a price of $0.60 per share.

•	$32,000 received as proceeds from the exercise of stock options.

Capital Resources and Going Concern

We anticipate that current cash resources will be sufficient for us to execute our business plan into the third quarter of 2009. If further financing is not obtained we will not be able to continue to operate as a going concern. We believe that securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional development personnel and continue development of our product and technology. At current cash levels, management believes it has sufficient funds to operate through the third quarter of 2009. Should additional financing not be obtained, the Company will not be able to execute its business plan and the recoverability of its intangible assets may become impaired. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default. We are actively engaged in the process of seeking additional capital through private placements of equity or debt.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investment portfolio. Our investment portfolio consists of liquid investments that have maturities of three months or less. Interest rates on our Convertible Promissory Notes and long-term debt are generally fixed. Our risk associated with fluctuating interest income is limited to investments in interest rate sensitive financial instruments. Under our current policy, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities.

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on management’s evaluation, our Chief Executive Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

(b)           Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  Changes may include such activities as implementing new, more efficient systems, consolidating activities, migrating processes, or acquisition of subsidiaries.  As a result of the material weaknesses listed in the 2008 10-K, management has continued using the services of the third party contract consulting company.  Management is also in the process of analyzing all existing controls to ensure all major, non-routine transactions are appropriately recorded.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 10, 2008, Sybase, Inc. (“Sybase”), an enterprise software and services company, filed a complaint for common law unfair business practices, and tortuous interference with contractual relations, among other things, in the Superior Court of the State of California, County of Alameda.  Sybase is seeking an injunction, and damages, among other legal and equitable relief.  We believe that this lawsuit is without merit and intend to continue vigorously defending ourselves.

On August 22, 2008, a former ANTs employee filed a putative class action complaint for all current and former software engineers, for failure to pay overtime wages, and failure to provide meal breaks, among other things, in Superior Court of the State of California, County of San Mateo.  The former employee is seeking an injunction, damages, attorneys’ fees, and penalties.  We believe that this lawsuit is without merit and intend to continue vigorously defending ourselves.

On July 30, 2009 Ken Ruotolo, a former employee and officer of the Company, notified the Company, through counsel, that he is initiating arbitration against the Company primarily alleging breach of an employment agreement.  Mr. Ruotolo’s father, Francis K. Ruotolo, is a Director of the Company. The Company is still evaluating Mr. Ken Ruotolo’s claims and has not yet responded.

On October 14, 2008, Bayside Plaza (“Bayside”), a partnership, filed a complaint for breach of contract in Superior Court of the State of California, County of San Mateo.  Bayside was seeking approximately $50,000 in rent, late fees and operating expenses per month from October 2008. The Company settled the complaint by paying $50,000 in May 2009 and agreeing to pay $25,000 in each of August 2009, November 2009 and February 2010. The Company accrued the $75,000 settlement amount in accounts payable in the Consolidated Balance Sheet as of June 30, 2009. The Company recognized a gain on the settlement of approximately $279,000 as an offset to rent expense, which is included in General and Administrative Expense in the Consolidated Statement of Operations at June 30, 2009.

ITEM 1A.   RISK FACTORS

Other than the following there has been no material changes during the six months ended June 30, 2009.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2009, we received $339,000 from accredited investors for the sale of 847,500 shares of the Company’s Common Stock at a price of $0.40 per share. We also received $115,000 from accredited investors for the purchase of 1% Convertible Promissory Notes that were immediately converted into 287,500 shares of the Company’s Common Stock at $0.40 per share. We paid $13,356 by issuing 23,850 shares of our Common Stock valued at $0.56 per share to a placement agent. We issued 1,770,833 shares of Common Stock for the conversion of Convertible Promissory Notes with a total principal amount of $750,000. We issued 200,000 shares of Common Stock to a consultant for investor relations services. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.  These securities (and the securities issued in the other private placements discussed herein) have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

The Company and Mr. Tom Holt, a member of the Company’s Board of Directors and Chairman of the Company’s Compensation Committee, entered into a Consulting Agreement on July 28, 2009. Through August 18, 2009, the Company has paid $22,000 for work performed.

On August 14, 2009 Mr. Rick Cerwonka, President of Inventa Technologies, Inc., the Company’s wholly owned subsidiary, was also named Chief Operating Officer of the Company.

ITEM 6.  EXHIBITS

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company’s 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of the Company, as listed in Exhibit 3.2 to our 10-K filed on March 17, 2008, is hereby incorporated by reference.
10.1	Secured Promissory Note, dated May 21, 2008 as listed in Exhibit 10.1 to our quarterly report on form 10-Q filed on August 18, 2008, is hereby incorporated by reference.
10.2	Convertible Promissory Note 1, dated May 30, 2008 (redacted) as listed in Exhibit 10.1 to our quarterly report on form 10-Q filed on August 18, 2008, is hereby incorporated by reference.
10.3	Convertible Promissory Note 2, dated May 30, 2008 (redacted) as listed in Exhibit 10.1 to our quarterly report on form 10-Q filed on August 18, 2008, is hereby incorporated by reference.
10.4	ANTs software inc. 2008 Stock Plan as listed in Exhibit 10.1 to our quarterly report on form 10-Q filed on August 18, 2008, is hereby incorporated by reference.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTs software inc.

Date: August 18, 2009	By:	/s/ Joe Kozak
Joe Kozak, Chief Executive Officer and President