Form 10-Q
period 2009-09-30
ANTS SOFTWARE INC
filed 2009-11-23
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated  filer or a smaller reporting company.   See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer [ ]      Accelerated filer [ ]    Non-accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes [ ]    No [X]

ANTs software inc. had 101,588,527 shares of Common Stock outstanding as of November 13, 2009.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ANTS SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
	September 30,
ASSETS	2009	December 31,
	(Unaudited)	2008
Current assets:
Cash and cash equivalents	$512,758	$2,051,807
Stock subscription receivable	305,000	-
Accounts receivable	748,029	383,445
Note receivable from customer	500,000	2,000,000
Restricted cash	9,379	125,000
Current portion of prepaid debt issuance cost	-	4,121
Prepaid expenses and other current assets	121,641	160,723
Total current assets	2,196,807	4,725,096

Property and equipment, net	280,826	399,093
Other intangible assets, net	4,879,334	5,504,081
Goodwill	22,761,517	22,761,517
Other assets	39,998	67,018
Total assets	$30,158,482	$33,456,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$1,899,244	$1,445,043
Line of credit	250,000	200,000
Current portion of long-term debt	23,462	-
Current portion of convertible promissory notes, net of debt
discount of $- and $15,916, respectively	200,000	234,084
Deferred revenue	532,373	487,121
Total current liabilities	2,905,079	2,366,248

Long-term liabilities:
Convertible promissory notes, net of debt discount of $1,000,000
and $8,549,964, respectively	1,000,000	2,703,260
Deferred tax liability	344,000	344,000
Total liabilities	4,249,079	5,413,508

Commitments and contingencies

Stockholders’ equity: Preferred Stock, 50,000,000 shares authorized
Series A Convertible Preferred Stock, $0.0001 par value; 12,000,000 shares designated;
9,178,387 and -0- issued and outstanding as of
September 30, 2009 and December 31, 2008, respectively
(liquidation preference of $9,178,387 as of September 30, 2009)	918	-
Common Stock, $0.0001 par value; 200,000,000 shares authorized;
97,703,445 and 90,648,369 shares issued and outstanding as of
September 30, 2009 and December 31, 2008, respectively	9,770	9,065
Additional paid-in capital	136,709,968	115,963,846
Accumulated deficit	(110,811,253)	(87,929,614)
Total stockholders’ equity	25,909,403	28,043,297
Total liabilities and stockholders' equity	$30,158,482	$33,456,805

See accompanying Notes to Consolidated Financial Statements

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
		2008		2008
	2009	(restated)	2009	(restated)
Revenues:
Products	$-	$-	$-	$4,904,165
Services	1,378,373	1,441,422	4,136,317	1,992,180
Total revenues	1,378,373	1,441,422	4,136,317	6,896,345

Cost of revenues:
Products	-	-	-	511,993
Services	1,281,571	1,178,111	3,739,174	1,596,681
Total cost of revenues	1,281,571	1,178,111	3,739,174	2,108,674

Gross profit	96,802	263,311	397,143	4,787,671

Operating expenses:
Sales and marketing	381,503	739,877	1,404,806	1,766,906
Research and development	694,235	1,386,250	1,628,523	5,774,756
General and administrative	1,031,723	952,099	3,676,603	3,400,638
Total operating expenses	2,107,461	3,078,226	6,709,932	10,942,300

Operating loss	(2,010,659)	(2,814,915)	(6,312,789)	(6,154,629)

Other (expense) income:
Interest income	1,065	18,527	2,032	66,163
Loss on extinguishment of convertible promissory notes	(11,783,547)	-	(12,279,380)	(49,940)
Other	(1,178)	-	(3,690)	-
Interest expense	(261,453)	(1,032,564)	(2,474,992)	(2,582,418)
Total other (expense) income	(12,045,113)	(1,014,037)	(14,756,030)	(2,566,195)

Net loss before income taxes	(14,055,772)	(3,828,952)	(21,068,819)	(8,720,824)
Income taxes	-	-	-	-
Net loss	(14,055,772)	(3,828,952)	(21,068,819)	(8,720,824)
Deemed dividend related to beneficial conversion feature on Series A Convertible Preferred Stock	(1,812,820)	-	(1,812,820)	-
Loss applicable to common shares	$(15,868,592)	$(3,828,952)	$(22,881,639)	$(8,720,824)

Basic and diluted net loss per common share	$(0.17)	$(0.04)	$(0.25)	$(0.12)
Shares used in computing basic and diluted
net loss per common share	95,616,762	90,648,369	92,947,071	73,549,703

See accompanying Notes to Consolidated Financial Statements

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2008	-	$-	90,648,369	$9,065	$115,963,846	$(87,929,614)	$28,043,297

Proceeds from private placements			3,292,498	329	1,194,421		1,194,750
Issuance of 287,500 Common Stock warrants in
connection with the issuance of two 1%
convertible notes					78,693		78,693
Beneficial conversion feature of two 1%
convertible notes					20,125		20,125
Conversion of 1% notes			287,500	29	114,971		115,000
Extinguishment of 10% convertible
promissory notes, net of commission			1,770,833	177	758,783		758,960
Stock issued to placement agent as commission for
extinguishment of 10% convertible promissory notes			23,850	2	12,354		12,356
Stock issuable for the extension of a 10%
convertible promissory note and interest payments					32,802		32,802
Stock and 300,000 warrants issued for a consulting
arrangement, subject to vesting			200,000	20	88,307		88,327
Stock issued for employee compensation
under the 2008 Stock Plan, subject to vesting
and net of forfeitures			1,246,179	124	235,119		235,243
Stock issued for non-employee compensation
under the 2008 Stock Plan, subject to vesting			234,216	24	58,585		58,609
Share-based compensation expense- employees					694,669		694,669
Share-based compensation expense-
non-employees					32,620		32,620
Extinguishment of promissory notes and related
accrued interest	8,928,387	893			15,361,878		15,362,771
Exercise of preferred stock warrants	250,000	25			249,975		250,000
Deemed dividend related to beneficial conversion feature on Series A Convertible Preferred Stock					1,812,820	(1,812,820)	-
Net loss						(21,068,819)	(21,068,819)
Balance at September 30, 2009	9,178,387	$918	97,703,445	$9,770	$136,709,968	$(110,811,253)	$25,909,403

Balance at December 31, 2007 (restated)	-	$-	57,398,445	$5,740	$74,957,098	$(76,301,030)	$(1,338,192)

Proceeds from private placements, net of cash
commissions of $367,200			13,202,424	1,320	7,246,485		7,247,805
Shares issued in connection with acquisition of
Inventa Technologies, Inc.			20,000,000	2,000	23,998,000		24,000,000
Beneficial conversion feature on convertible promissory notes					1,355,586		1,355,586
Fair value of conversion feature upon modification
of convertible promissory notes					5,226,069		5,226,069
Proceeds from option and warrant exercises			47,500	5	32,665		32,670
Share-based compensation expense- employees					2,678,599		2,678,599
Share-based compensation expense- non-employees					128,990		128,990
Net loss						(8,720,824)	(8,720,824)
Balance at September 30, 2008 (restated)	-	$-	90,648,369	$9,065	$115,623,492	$(85,021,854)	$30,610,703

See accompanying Notes to Consolidated Financial Statements

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
		2008
	2009	(restated)
Cash flows from operating activities:
Net loss	$(21,068,819)	$(8,720,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	780,278	539,034
Amortization of discount on convertible promissory notes	1,845,141	1,706,222
Amortization of debt issuance costs	-	75,925
Amortization of accrued rent, net of cash payments	-	3,772
Amortization of warrant issued to a third party	-	57,674
Stock-based compensation expense	1,021,141	2,807,589
Stock-based interest expense	32,802	-
Stock-based consulting expense	88,327	-
Loss on extinguishment of convertible promissory notes	12,279,380	49,490
Changes in operating assets and liabilities:
Accounts receivable	(364,584)	136,102
Restricted cash	115,621	67,574
Prepaid expenses and other current assets	108,596	1,787
Notes receivable from customer	1,500,000	(2,500,000)
Other assets	27,020	-
Accounts payable and other accrued expenses	879,362	(229,677)
Deferred revenue	45,252	(211,843)
Net cash used in operating activities	(2,710,483)	(6,217,175)

Cash flows from investing activities:
Purchases of property and equipment	(37,264)	(92,101)
Acquisition of Inventa, net of cash acquired	-	(3,047,444)
Net cash used in investing activities	(37,264)	(3,139,545)

Cash flows from financing activities:
Proceeds from line of credit	50,000	-
Proceeds from private placements of common stock - equity, net of cash commissions	889,750	7,247,800
Proceeds from private placements of common stock- 1% convertible promissory notes	115,000	-
Proceeds from exercise of common stock options	-	32,679
Proceeds from exercise of Series A Convertible Preferred Stock Warrants	250,000	-
Principal payments on long-term debt	(96,052)	(75,000)
Net cash provided by financing activities	1,208,698	7,205,479

Net decrease in cash and cash equivalents	(1,539,049)	(2,151,241)
Cash and cash equivalents at beginning of period	2,051,807	4,480,694
Cash and cash equivalents at end of period	$512,758	$2,329,453

Supplemental disclosure of cash flow information:
Cash paid for interest	$342,271	$241,030
Noncash investing and financing activities:
Prepaid insurance premiums financed by a loan	69,514	-
Extinguishment of 10% promissory notes to common stock	771,316	-
Extinguishment of 1% promissory notes to common stock	115,000	-
Common stock issued to placement agent for note conversion	13,356	-
Extinguishment of promissory notes and issuance of Series A Convertible Preferred Stock	3,154,063	-
Payment of accrued interest with Series A Convertible Preferred Stock	425,161	-
Common stock subscriptions receivable	305,000	-
Deemed dividend related to beneficial conversion feature on Series A Convertible Preferred Stock	1,812,820	-

See accompanying Notes to Consolidated Financial Statements

ANTS SOFTWARE INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Restatement

The Company has restated its consolidated financial statements for the nine months ended September 30, 2008 to correct errors in such consolidated financial statements.

The restatement of the Company’s consolidated financial statements is based upon a review of the accounting treatment of certain transactions entered into by the Company with certain investors in 2006 and 2007. During this review, the Company discovered that it had incorrectly applied a restriction discount to the market value of its Common Stock based on a long history of selling restricted Common Stock to a group of investors.  The discounted stock price was then used in the allocation of proceeds between debt and equity for units of convertible promissory notes and restricted common shares that were sold to investors in late 2006 and early 2007. The discounted stock price was also used to determine if there was a beneficial conversion related to the convertible promissory notes. The same methodology was used in late 2007 when the Company issued convertible promissory notes along with Common Stock warrants.

The following tables present the effects of the restatement adjustments on the Company’s balance sheet as of September 30, 2008, its statements of operations for the three and nine months ended September 30, 2008 and its cash flows for the nine months ended September 30, 2008.

ANTS SOFTWARE INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Restatement (Continued)

RESTATED UNAUDITED BALANCE SHEET

	September 30, 2008
ASSETS	As Previously Reported	Adjustments		As Restated
Current assets:
Cash and cash equivalents	$2,329,453	$-		$2,329,453
Accounts receivable	606,988	-		606,988
Notes receivable from customer	2,500,000	-		2,500,000
Restricted cash	125,000	-		125,000
Current portion of prepaid debt issuance cost	93,672	(93,672)	(a)	-
Prepaid expenses and other current assets	218,528	-		218,528
Total current assets	5,873,641	(93,672)		5,779,969

Long-term portion of debt issuance cost	115,295	(107,250)	(b)	8,045
Property and equipment, net	463,301	-		463,301
Goodwill	23,354,931	(593,414)	(g)	22,761,517
Intangible assets, net	3,450,535	2,292,996	(g)	5,743,531
Other assets	67,018	-		67,018
Total assets	$33,324,721	$1,498,660		$34,823,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$735,833	$-		$735,833
Accrued bonuses and commissions payable	47,774	-		47,774
Accrued vacation payable	201,260	-		201,260
Line of credit	100,000	-		100,000
Current portion of convertible promissory notes, net of
premium of $9,503 and discount of $-0- (restated),
respectively	259,503	(259,503)	(c)	-
Accrued interest on convertible promissory notes	287,581	-		287,581
Deferred revenue	366,162	-		366,162
Total current liabilities	1,998,113	(259,503)		1,738,610

Long-term liabilities:
Deferred tax liability	-	344,000	(g)	344,000
Convertible promissory notes, net of debt premium of $212,272 and
discount of $9,304,480 (restated), respectively	11,468,497	(9,338,429)	(d)	2,130,068

Total liabilities	13,466,610	(9,253,932)		4,212,678

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized,
no shares issued and outstanding	-	-		-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
90,648,369 shares issued and outstanding	9,065	-		9,065
Additional paid-in capital	104,766,989	10,856,503	(e)(g)	115,623,492
Accumulated deficit	(84,917,943)	(103,911)	(f)	(85,021,854)
Total stockholders’ equity	19,858,111	10,752,592		30,610,703
Total liabilities and stockholders' equity	$33,324,721	$1,498,660		$34,823,381

(a) - Adjustment to eliminate prepaid debt issuance costs related to issuance of Convertible Promissory Notes
(b) - Adjustment to correct prepaid debt issuance costs related to issuance of Convertible Promissory Notes
(c) & (d) - Adjustment to record discount related to issuance of "J" Units
(e) - Adjustment to record discount related to issuance of "J" Units
(f) - Adjustment to record net impact to 2007 and 2006 Statements of Operations
(g) - Adjustment to correct Inventa purchase accounting

ANTS SOFTWARE INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Restatement (Continued)

RESTATED UNAUDITED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2008
	As Previously Reported	Adjustments		As Restated
Revenues:
Products	$-	$-		$-
Services	1,441,422	-		1,441,422
Total revenues	1,441,422	-		1,441,422

Cost of revenues:
Products	-	-		-
Services	1,163,692	14,419	(a)	1,178,111
Gross profit	277,730	(14,419)		263,311

Operating expenses:
Sales and marketing	754,296	(14,419)	(a)	739,877
Research and development	1,386,250	-		1,386,250
General and administrative	988,324	(36,225)	(b)	952,099
Total operating expenses	3,128,870	(50,644)		3,078,226
Operating loss	(2,851,140)	36,225		(2,814,915)

Other (expense) income:
Interest income	18,527	-		18,527
Interest expense	(262,810)	(769,754)	(c)	(1,032,564)
Total other (expense) income	(244,283)	(769,754)		(1,014,037)

Net loss	$(3,095,423)	$(733,529)		$(3,828,952)
Basic and diluted net loss
per common share	$(0.03)	$(0.01)		$(0.04)
Shares used in computing basic and diluted
net loss per share	90,648,369	90,648,369		90,648,369

(a)—Adjustment to reclassify warrant amortization costs related to sales to a major customer
(b)— Adjustment to reverse amortization of Prepaid Debt Issuance Costs
(c)— Adjustment to correct the treatment of the extinguished
Convertible Promissory Notes

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Restatement (Continued)

RESTATED UNAUDITED STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2008
	As Previously Reported	Adjustments		As Restated
Revenues:
Products	$4,904,165	$-		$4,904,165
Services	1,992,180	-		1,992,180
Total revenues	6,896,345	-		6,896,345

Cost of revenues:
Products	511,993			511,993
Services	1,523,424	73,257	(a)	1,596,681
Gross profit	4,860,928	(73,257)		4,787,671

Operating expenses:
Sales and marketing	1,840,163	(73,257)	(a)	1,766,906
Research and development	5,774,756	-		5,774,756
General and administrative	3,648,838	(248,200)	(b)	3,400,638
Total operating expenses	11,263,757	(321,457)		10,942,300
Operating loss	(6,402,829)	248,200		(6,154,629)

Other (expense) income:
Interest income	66,163	-		66,163
Loss on extinguishment	(2,238,206)	2,188,266	(c)	(49,940)
Interest expense	(1,378,112)	(1,204,306)	(d)	(2,582,418)
Total other (expense) income	(3,550,155)	983,960		(2,566,195)

Net loss	$(9,952,984)	$1,232,160		$(8,720,824)
Basic and diluted net loss
per common share	$(0.14)	$0.02		$(0.12)
Shares used in computing basic and diluted
net loss per share	73,549,703	73,549,703		73,549,703

(a)—Adjustment to reclassify warrant amortization costs related to sales to a major customer
(b)— Adjustment to reverse amortization of Prepaid Debt Issuance Costs
(c)— Adjustment to reduce overstated expenses related to Discount on
Convertible Promissory Notes
(d)— Adjustment to correct the treatment of the extinguished Convertible Promissory Notes

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Restatement (Continued)
RESTATED UNAUDITED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2008
	As Previously
	Reported	Adjustments		As Restated

Cash flows from operating activities:
Net loss	$(9,952,984)	$1,232,160	(a)	$(8,720,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	539,034	-		539,034
Interest expense related to convertible promissory note issuance	750,000	(750,000)	(b)	-
Amortization of accrued rent, net of cash payments	3,772	-		3,772
Amortization of warrant issued to customer	57,674	-		57,674
Amortization of premium and discount on notes payable	(161,603)	1,867,825	(c)	1,706,222
Amortization of debt issuance costs	237,194	(161,269)	(d)	75,925
Stock-based compensation expense	2,807,589	-		2,807,589
Loss on extinguishment of convertible promissory notes	2,238,206	(2,188,716)	(e)	49,490
Changes in operating assets and liabilities:
Accounts receivable	136,102	-		136,102
Restricted cash	67,574	-		67,574
Prepaid expenses and other current assets	1,787	-		1,787
Notes receivable from customer	(2,500,000)	-		(2,500,000)
Accounts payable and other accrued expenses	(324,444)	-		(324,444)
Accrued bonuses and commissions payable	(95,976)	-		(95,976)
Accrued vacation payable	111,942	-		111,942
Accrued interest on convertible promissory notes	78,801	-		78,801
Deferred revenue	(211,843)	-		(211,843)
Net cash used in operating activities	(6,217,175)	-		(6,217,175)

Cash flows from investing activities:
Purchases of property and other assets	(92,101)	-		(92,101)
Acquisition of Inventa, net of cash acquired	(3,047,444)	-		(3,047,444)
Net cash used in investing activities	(3,139,545)	-		(3,139,545)

Cash flows from financing activities:
Proceeds from private placements - equity, net of cash commissions	7,247,800	-		7,247,800
Proceeds from exercise of options	32,679	-		32,679
Principle payments on line of credit	(75,000)	-		(75,000)
Net cash provided by financing activities	7,205,479	-		7,205,479

Net decrease in cash and cash equivalents	(2,151,241)	-		(2,151,241)
Cash and cash equivalents at beginning of period	4,480,694	-		4,480,694
Cash and cash equivalents at end of period	$2,329,453	$-		$2,329,453

(a)— Adjustment to record net impact to the Statement of Operations
(b)— Adjustment to correct treatment of discount on note issuance
(c)— Adjustment to record the amortization of Discount on Convertible Promissory Notes
(d)— Adjustment to record the reversal of amortization of Debt Issuance Costs
(e)— Adjustment to correct the accounting for the extinguishment of debt

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    Summary of Significant Accounting Policies

Basis of Presentation and Continuation as a Going Concern

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and contemplate continuation of ANTs software inc. (the “Company”) as a going concern.  However, the Company has suffered recurring losses from operations and has both a working and net capital deficiency that raises substantial doubt about the Company’s ability to continue as a going concern.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a net accumulated deficit during its years of operations totaling $110,811,253, as of September 30, 2009. The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and/or obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. If further financing is not obtained, the Company may not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of our product and technology. The Company is actively in the process of seeking additional capital through private placements of equity and/or debt. At current cash levels, management believes it has sufficient funds to operate through the first quarter of 2010. Should additional financing not be obtained, the Company will not be able to execute its business plan and the recoverability of its intangible assets may become impaired. Management’s plans, if successful, will mitigate the factors that raise substantial doubt about the ability to continue as a going concern.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required for annual financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 consolidated balance sheet was derived from audited consolidated financial statements filed with our 10-K as of December 31, 2008 and therefore may not include all disclosures required for annual consolidated financial statements.

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2009 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the consolidated financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the nine months ended September 30, 2009 and 2008 (restated) are not necessarily indicative of the results that may be expected in the future.

Principles of Consolidation

The consolidated financial statements include the accounts of ANTs software inc. and its wholly-owned subsidiary, Inventa Technologies, Inc. (“Inventa”) from May 30, 2008, the date of acquisition (collectively referred to as the “Company”).  All significant intercompany transactions and accounts have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates made by management include allowance for doubtful accounts receivable, recoverability of long-lived and intangible assets, the fair value of the warrants and debt issued in conjunction with the issuance of the promissory notes, the fair value of the warrants extended and the Series A Convertible Preferred Stock ("Series A") issued in conjunction with the extinguishment of promissory notes and assumptions incorporated in determining stock-based compensation.

Goodwill and Intangible Assets

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

The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment may exist.  All of our intangible assets are subject to amortization.  Intangible assets include proprietary technology, amortized on a straight line basis over a 5-year period; customer relationships, amortized on a straight-line basis over a 10-year period; and a trade name, which has an indefinite useful life and is not being amortized.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The income tax benefits generated in the three and nine months ended September 30, 2009 and 2008 (restated) as a result of the Company’s net losses have been fully offset by recording a valuation allowance in each period.

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

Revenue Recognition

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
•
The fee is fixed and determinable.  If the Company cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due; and

•	Collection is probable.

Equity-Based Compensation

The Company has two equity-based employee and director compensation plans (the ANTs software inc. 2000 Stock Option Plan and the ANTs software inc. 2008 Stock Plan). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years; however, the Company has also issued stock options with performance-based vesting criteria.

All equity-based awards to nonemployees are accounted for at their fair value. The Company has recorded the fair value of each stock option issued to non-employees as determined at the date of grant using the Black-Scholes option pricing model.

Fair Value of Financial Instruments

The Company’s carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturity of these financial instruments. The carrying values of the convertible promissory notes approximate their fair values. To determine the fair value of the convertible promissory notes, the Company estimated the fair value by first determining the Company’s effective borrowing rate (see Note 6). The effective borrowing rate was estimated by considering the Company’s high credit risk and high risk of nonperformance. The Company then evaluated the present value of the future cash flows for convertible promissory notes.

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    Summary of Significant Accounting Policies (Continued)

Accounting Changes

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative U.S. GAAP in one comprehensive set of guidance organized by subject area. Subsequent revisions to U.S. GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).

The Company adopted ASC 820, "Fair Value Measurements and Disclosures", in two steps; effective January 1, 2008, the Company adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. This guidance establishes a new framework for measuring fair value and expands related disclosures. This framework does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Adoption of this guidance did not have a significant impact on our accounting for financial instruments. Effective April 1, 2009, the FASB amended ASC 820 in relation to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. Adoption of this amendment did not have a significant effect on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures”. ASU No. 2009-05 amends Topic 820 of the ASC by providing additional guidance clarifying the measurement of liabilities at fair value.  The amendments did not have a significant effect on our consolidated financial statements.

In May 2008, the FASB issued ASC 470, an accounting standard related to convertible debt instruments which may be settled in cash upon conversion (including partial cash settlement). ASC 470 requires the issuing entity of such instruments to separately account for the liability and equity components to represent the issuing entity’s nonconvertible debt borrowing interest rate when interest charges are recognized in subsequent periods. The provisions of ASC 470 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of the effective date. The application of ASC 470 did not have a material impact on the consolidated financial statements.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities found within ASC 260, “Earnings Per Share.” This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted the guidance effective January 1, 2009. The implementation of this standard did not have a material impact on the consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure – Amendments for Nonpublic Entities” (“ASU 2009-06”).  ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates disclosure required by paragraph 740-10-50-15(a) through (b) for nonpublic entities.  The Company adopted ASU 2009-06 during the quarter ended September 30, 2009. The adoption of ASU 2009-06 had no impact on the Company’s financial position or results of operations as of or for the three and nine months ended September 30, 2009.

In September 2009, the FASB ratified ASU No. 2009-13 (previously Emerging Issues Task Force Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”)) (“ASU 2009-13”). ASU 2009-13 addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements” (ASU 2009-14”). ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-14 retrospectively. In either case, early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of ASU 2009-14 will have on its consolidated financial statements.

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Basic and Diluted Net Loss per Common Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Net loss applicable to common shareholders is adjusted to take into effect a deemed dividend related to a beneficial conversion feature on Series A Convertible Preferred Stock in the amount of $1,812,820 for the three and nine months ended September 30, 2009.

The following table presents the calculation of basic and diluted net loss per common share for the three and nine months ending September 30, 2009 and 2008 (restated), respectively. At September 30, 2009 and 2008, the Company had 9,957,289 and 11,118,630 antidilutive shares of Common Stock related to stock options, respectively. At September 30, 2009 and 2008, the Company had 2,600,000 and 12,106,115 antidilutive shares of Common Stock related to convertible promissory notes. At September 30, 2009 and 2008, warrants for the purchase of 11,990,440 and 11,765,440 shares of Common Stock, respectively, at prices ranging from $0.01 to $2.31 per share were antidilutive. At September 30, 2009 and 2008, the Company had 26,223,963 and no antidilutive shares of Common Stock related to convertible Preferred Stock, respectively.  These antidilutive instruments are not included in the calculation of basic and diluted net loss per common share.

	Loss applicable to		Loss per
	Common Shares	Common Shares	Common
	(Numerator)	(Denominator)	Share
Three months ended September 30, 2009
Basic and diluted net loss per share	$(15,868,592)	95,616,762	$(0.17)
Three months ended September 30, 2008 (restated)
Basic and diluted net loss per share	$(3,828,952)	90,648,369	$(0.04)
Nine months ended September 30, 2009
Basic and diluted net loss per share	$(22,881,639)	92,947,071	$(0.25)
Nine months ended September 30, 2008 (restated)
Basic and diluted net loss per share	$(8,720,824)	73,549,703	$(0.12)

4.  Accounts Payable and Other Accrued Expenses

At September 30, 2009 and December 31, 2008, accounts payable and other accrued expenses consisted of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)
Trade payables and other	$1,497,546	$900,176
Accrued bonuses and commissions payable	50,976	180,111
Accrued vacation payable	200,722	77,175
Accrued interest on convertible promissory notes	150,000	287,581
Total	$1,899,244	$1,445,043

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Deferred revenue activity was as follows:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
Beginning of the period		$326,507		$253,823
Invoiced current period		664,879		904,777
Deferred revenue recognized from prior periods	(275,745)		(392,168)
Invoiced and recognized current period	(183,268)		(400,270)
Total revenue recognized current period		(459,013)		(792,438)
End of the period		$532,373		$366,162

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
Beginning of the period		$487,121		$48,818
Invoiced current period		1,597,626		2,041,074
Deferred revenue recognized from prior periods	(487,121)		(48,818)
Invoiced and recognized current period	(1,065,253)		(1,674,912)
Total revenue recognized current period		(1,552,374)		(1,723,730)
End of the period		$532,373		$366,162

6.   Debt

As of September 30, 2009, the outstanding balance of the Convertible Promissory Notes was $1,200,000. This is comprised of notes with a face amount of $2,200,000 less unamortized debt discount of $1,000,000.

Debt discount and other issuance costs associated with the Convertible Promissory Notes are amortized to interest expense over the remaining life of the Convertible Promissory Notes using the effective interest method. Upon conversion of Convertible Promissory Notes into Common Stock, unamortized costs relating to the notes converted are charged to interest expense. Total charges to interest expense for debt discount and other issuance costs were $208,852 and $740,325 (restated) for the three months ended September 30, 2009 and 2008, respectively. Total charges to interest expense for debt discount and other issuance costs were $1,868,046 and $1,793,154 (restated) for the nine months ended September 30, 2009 and 2008, respectively. During the second quarter of 2009, Convertible Promissory Notes totaling $50,000 were repaid with cash by the Company.

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.   Debt (Continued)

During the quarter ended September 30, 2009, the Company entered into agreements with certain Promissory Note holders to convert their notes into newly designated Series A Convertible Preferred Stock as of July 1, 2009. The total aggregate principal amount owed under the notes totaling $8,503,226, plus accrued and unpaid interest through the date of the conversion totaling $425,161, was converted into 8,928,387 shares of Preferred Stock. Each share of Preferred Stock is convertible into approximately 2.86 shares of Common Stock. In addition to the note conversion, three outstanding Common Stock Warrants held by one of the Promissory Note holders for the purchase of an aggregate amount of 3,002,150 shares of Common Stock, at a price of $0.80 per share, had been extended for one year. The Company accounted for this transaction as a loss on extinguishment. The Company recorded a loss on the transaction totaling $11,783,547, which is derived from the sum of the fair value of the Preferred Stock issued ($14,455,484), the additional fair value given in conjunction with the extension of the expiration date of the Common Stock Warrants ($184,513), and the additional fair value given in conjunction with the payment of the accrued interest on the notes ($297,613) less the carrying value of the Promissory Notes ($3,154,063), which is net of a discount of $5,349,163.  See Note 10 related to the portion of this transaction that was with a related party, Constantin Zdarsky. The fair value of the Preferred Stock was determined to be $1.70 per share on July 1, 2009 based on an independent valuation. The fair value of the Preferred Stock was estimated using the Black-Scholes / Noreen-Wolfson Option Pricing Methodology with the following assumptions: dividend yield of 0%, risk-free interest rate of 1.0%, an expected life of three and five years and expected stock price volatility of 1.0 and 1.3 to correspond with expected life assumptions. The ability of the Company to satisfy the liquidation preference has also been considered. The additional fair value related to the one year extension of the warrants was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.09, expected life of two years and risk-free interest rate of 1.6%.

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

During the quarter ended June 30, 2009, the Company reduced the conversion price of a $125,000, 10% Convertible Promissory Notes from $1.20 to $0.60 and reduced the conversion price of three 10% Convertible Promissory Notes totaling $625,000 from $0.80 to $0.40 to induce conversion of the notes into Common Stock. The other terms of the Notes remained unchanged. Immediately after the reduction in the conversion price, the 10% Convertible Promissory Note totaling $125,000 was converted into 208,333 Common Shares at $0.60 per share and the three 10% Convertible Promissory Notes totaling $625,000 were converted into 1,562,500 Common Shares at $0.40 per share. The Company recorded the fair value of the additional 885,417 shares of Common Stock issued due to the reduced conversion price and recorded a loss on the extinguishment of the convertible promissory notes totaling $495,833, which is equal to the fair value of the additional shares of Common Stock transferred resulting from the inducement. This amount was based on the closing price of the stock on the date of conversion of $0.56 per share. In conjunction with the conversion, the Company issued 23,850 shares of Common Stock, with a fair value of $0.56 per share, to the placement agent as a commission per the original agreement.

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.   Debt (Continued)

During the quarter ended March 31, 2009, the due date of a $200,000 Convertible Promissory Note was extended from March 20, 2009 to the earlier of August 20, 2009 or the receipt of $2,000,000 in financing. The Company also agreed to issue 5,000 shares of the Company’s Common Stock for each month or fraction thereof during which the note is outstanding, with no other terms being modified. This extension was not considered a significant modification of the debt. The holder of the note also agreed to accept shares of the Company’s stock in consideration for interest payments. For the nine months ended September 30, 2009, the Company recorded $32,802 to Additional Paid-in Capital relating to shares of Common Stock that are issuable for the note extension and interest payments. On September 30, 2009, this note holder subscribed to $150,000 of Common Stock and associated Common Stock Warrants as part of a Private Placement as more fully described in Note 8.

7.  Commitments and Contingencies (See Note 11)

Effective January 6, 2009, the Company took possession of the additional space at the facilities located in Mt. Laurel, New Jersey. Accordingly, rent increased from $10,007 per month to $16,299 per month or approximately $196,000 per year.  The amendment also restates the end of the lease commitment to be seven years from the date of the Certificate of Occupancy for the additional space, or January 6, 2016.  At expiration of the amended lease, the Company has the option to renew the terms of the lease for an additional five years at the greater of $18,467 per month, or the increase in the consumer price index multiplied by the rent of $16,299 per month.

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

On October 14, 2008, Bayside Plaza (“Bayside”), a partnership, filed a complaint for breach of contract in Superior Court of the State of California, County of San Mateo. The Company settled the complaint by paying $50,000 in May 2009 and agreeing to pay $25,000 in each of August 2009, November 2009 and February 2010. The Company recognized a gain on the settlement of approximately $279,000 as an offset to rent expense, which is included in General and Administrative Expense in the Consolidated Statement of Operations during the nine months ended September 30, 2009. As of September 30, 2009, the company had paid the first $25,000 payment.

Beginning in July 2008, the Company leased an executive apartment owned by a shareholder who owns 500,000 shares of the Company’s Common Stock and who also holds a Convertible Promissory note totaling $1,000,000 (undiscounted), for $2,900 per month or $34,800 per annum.  The lease was cancelled in June 2009, with the last payment due in August 2009.

On September 9, 2009, Ken Ruotolo, a former employee and officer of the Company, filed a complaint for breach of contract, breach of the covenant of good faith and fair dealing and declaratory relief, in the Superior Court of the State of California, County of San Francisco. Mr. Ruotolo is seeking damages, attorneys’ fees and declaratory relief. The Company believes that this lawsuit is without merit and intends to continue vigorously defending itself.  Mr. Ruotolo’s father, Francis K. Ruotolo, is a Director of the Company.

On September 9, 2009, the Company entered into a one year lease for office space in Alpharetta, Georgia, beginning on November 1, 2009 for 1,500 square feet of office space for rent of $1,000 per month.

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.   Stockholders’ Equity

As of September 30, 2009, the Company had outstanding options to purchase up to 9,957,289 shares of Common Stock at exercise prices ranging from $0.36 to $3.20 per share, of which 8,224,112 were exercisable.

As of September 30, 2009, the Company had 11,990,440 warrants outstanding to purchase Common Stock at exercise prices ranging from $0.01 to $2.31 per share, of which 11,765,440 were exercisable.

For the three and nine months ended September 30, 2009, the Company recognized a total of $168,811 and $694,669 in compensation expense, respectively, related to the vesting of employee stock options and $14,782 and $32,620 in professional fees, respectively, related to the vesting of non-employee stock options.

For the three and nine months ended September 30, 2009, the Company recognized a total of $172,638 and $235,243 in compensation expense, respectively, related to the vesting of Common Stock issued to employees under the 2008 Stock Plan and $43,957 and $58,609 in professional fees, respectively, related to the vesting of Common Stock issued to consultants under the 2008 Stock Plan.

For the three and nine months ended September 30, 2008, the Company recognized a total of $271,278 and $2,678,599 in compensation expense, respectively, related to the vesting and repricing of employee stock options and $33,241 and $128,990 in professional fees, respectively, related to the vesting of non-employee stock options and warrants.

Following is a summary of equity transactions by for the nine months ending September 2009 and 2008, respectively.

Nine months ended September 30, 2009:

Issuance of Series A Preferred Stock:

On July 1, 2009, the Company issued 8,928,387 shares of Preferred Stock with a liquidation preference of $1.00 per share as more fully described in Note 6. The Company has designated 12,000,000 of the 50,000,000 authorized shares of Preferred Stock as Series A Convertible Preferred Stock. The terms of the Preferred Stock allow the holder to convert each share of Preferred Stock into approximately 2.86 shares of Common Stock at any time. The Preferred Stock also contains anti-dilution provisions in the case that the Company issues Common Stock or any Common Stock equivalent at less than $0.35 per share, other than to employees, directors or consultants, among other things. The liquidation preference of the Preferred Stock is $1.00 per share. The holders of shares of Preferred Stock are entitled to receive non-cumulative dividends in preference to any declaration or payment of any dividend at the rate of $0.05 per share per annum when, as and if declared by the Board of Directors. The holders of shares of Preferred Stock shall have the right to one vote for each share of Common Stock into which such Preferred Stock could then convert. No dividends have been declared as of September 30, 2009. However, due to the fact that the Preferred Stock issued on July 1, 2009 was convertible to Common Stock at an effective price of $0.35 per share when the fair market value of the Common Stock was $0.42 per share, the Company recorded the intrinsic value of this beneficial conversion feature as a Preferred Stock Dividend totaling $1,785,677.

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.   Stockholders’ Equity (Continued)

On September 18, 2009, the Company entered into an agreement with Constantin Zdarsky, an existing Common and Preferred Stockholder, and Common Stock Warrant holder (see Note 10), in which his 3,002,150 Common Stock Warrants, which were exercisable at $0.80 per share, were cancelled and the Company granted a new warrant to purchase up to 1,050,752 shares of fully-vested Preferred Stock of the Company at a per share exercise price of $1.00 and exercisable through April 30, 2010 (the “Preferred Stock Warrants”). The Company also granted a new fully-vested Common Stock Warrant to purchase up to 7,502,151 shares of Common Stock of the Company at a per share price of $0.40 and exercisable through January 1, 2014.  Pursuant to the agreement, Mr. Zdarsky committed to serially exercise his purchase right under the Preferred Stock Warrants with respect to all 1,050,752 shares of Preferred Stock as follows: 250,000 warrants by September 22, 2009, 250,000 warrants by December 31, 2009, 250,000 warrants by February 28, 2010 and 300,752 warrants by April 30, 2010. On September 22, 2009, 250,000 Preferred Warrants were exercised as stipulated in the agreement. Due to the fact that the 250,000 shares of Preferred Stock issued was convertible to Common Stock at an effective price of $0.35 per share when the fair market value of the Common Stock was $0.39 per share, the Company recorded the intrinsic value of this beneficial conversion feature as a Preferred Stock Dividend totaling $27,143. The fair value of the Preferred Stock Warrants was estimated to be $732,927 using the Black-Scholes / Noreen-Wolfson Option Pricing Methodology with the following assumptions: dividend yield of 0%, risk-free interest rate of 1%, an expected life of one-half year and expected stock price volatility of 1.0. The fair value of the 3,002,150 cancelled Common Stock Warrants was estimated to be $451,470 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.09, expected life of two years and risk-free interest rate of 1.6%. The fair value of the new 7,502,151 Common Stock Warrants was estimated to be $2,192,919 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.09, expected life of 4 years and risk-free interest rate of 2.4%. The Company recorded an increase to the par value of the Preferred Stock and additional paid-in capital in the amount of $250,000 for this transaction in the three and nine months ended September 30, 2009 relating to the proceeds received from issuance of Preferred Stock.

As of September 30, 2009, the outstanding Preferred Stock was convertible into 26,223,963 shares of Common Stock and the liquidation preference totaled $9,178,387. Preferred Stock Dividends related to the intrinsic value of the beneficial conversion feature of the Preferred Stock totaled $1,812,820 for the three and nine months ended September 30, 2009.

Funds raised through private offerings to accredited investors:

During the nine months ended September 30, 2009, the Company received $339,000 from accredited investors from the sale of 847,500 shares of Common Stock, at a price of $0.40 per share. The Company also received $550,750 in cash and recorded $305,000 of subscriptions receivable from accredited investors for the sale of 2,444,998 shares of Common Stock, at a price of $0.35 per share and 2,444,998 Common Stock Warrants exercisable at $0.40 per share and expire on September 30, 2010. The fair value of the 2,444,998 Common Stock Warrants was estimated to be $726,927 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.09, expected life of 1 year and risk-free interest rate of 0.4%.

During the second quarter of 2009, the Company issued two existing shareholders 1% Convertible Promissory Notes convertible at $0.40 per share and 287,500 Common Stock Warrants with an exercise price of $0.47 per share for total gross proceeds of $115,000, when the closing stock price was $0.47 per share. The fair value of the warrants issued in conjunction with these notes created debt discount totaling $78,693. The fair value of the warrants was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.982, risk-free interest rate of 1.39%, and an expected life of three years. In conjunction with the issuance of these 1% Convertible Promissory Notes, the Company also recorded the fair value of the related beneficial conversion feature of $20,125 to Additional Paid-in Capital. Immediately after issuance, the two 1% Convertible Promissory Notes were converted into 287,500 shares of Common Stock at $0.40 per share.

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.   Stockholders’ Equity (Continued)

Other equity transactions:

During the nine months ended September 30, 2009, the Company issued 1,642,895 shares of Common Stock to employees and consultants for compensation under the 2008 Stock Plan, all of which vest on March 31, 2010. Due to the termination of employment, 162,500 shares of unvested Common Stock were forfeited during the nine months ended September 30, 2009. The employees and consultants are entitled to one vote per share and any declared dividends per share as of the date of grant, March 31, 2009. No dividends have been declared as of September 30, 2009. The Company issued the Common Stock in compensation for a reduction in cash compensation and in an effort to increase employee ownership in the Company. The fair values of the shares on the dates of grant were $0.36 to $0.55 based upon the closing price of the stock on the dates of grant.

During the second quarter of 2009, the Company issued 200,000 shares of Common Stock to an investor relations consultant per the terms of the agreement with the Company and that was valued at $0.46 per share, of which 50,000 shares vest every three months. In connection with this same agreement, the Company issued 300,000 Common Stock Warrants, of which 75,000 warrants vest every three months, with an exercise price of $0.01 per share and expiring on May 1, 2012. The fair value of the warrants was estimated to be $0.40 per warrant using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.0149, risk-free interest rate of 1.64%, and an expected life of three years.

During the second quarter of 2009, the Company reduced the conversion price of a $125,000, 10% Convertible Promissory Notes from $1.20 to $0.60 and reduced the conversion price of three 10% Convertible Promissory Notes totaling $625,000 from $0.80 to $0.40 to induce conversion of the notes into Common Stock. The other terms of the Notes remained unchanged. Immediately after the reduction in the conversion price, the 10% Convertible Promissory Note totaling $125,000 was converted into 208,333 Common Shares at $0.60 per share and the three 10% Convertible Promissory Notes totaling $625,000 were converted into 1,562,500 Common Shares at $0.40 per share. The Company recorded the fair value of the additional 885,417 shares of Common Stock issued due to the reduced conversion price and recorded a loss on the conversion of the convertible promissory notes totaling $495,833, which is equal to the fair value of the additional shares of Common Stock transferred resulting from the inducement. This amount was based on the closing price of the stock on the date of conversion of $0.56 per share. In conjunction with the conversion, the Company issued 23,850 shares of Common Stock, with a fair value of $0.56 per share, to the placement agent as a commission per the original agreement.

During the nine months ended September 30, 2009, the Company recorded $32,802 to Additional Paid-in Capital related to the Common Stock that is issuable as interest on the $200,000 Convertible Promissory Note, as more fully described in Note 6.

During the three months ended September 30, 2009, the Company granted 70,000 stock options to employees at exercise prices ranging from $0.35 to $0.41 per share with fair values ranging from $0.23 to $0.26 per share on the date of grant. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.09, risk-free interest rate of 1.56%, and an expected life of three years.

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

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.   Stockholders’ Equity (Continued)

Nine months ended September 30, 2008 (restated):

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

On March 26 and March 31, 2008, the Board of Directors approved a repricing of certain stock options and warrants for employees, consultants and Board members to the then-current market price of the Company’s Common Stock. Officers and Board members forfeited 1,193,667 vested and unvested shares in connection with the repricing. The Company recognized $786,545 in stock compensation expense, net of forfeitures, as a result of the repricing.

During the nine months ended September 30, 2008, a total of 47,500 shares of common stock were issued through the exercise of stock options with original exercise prices ranging from $0.52 to $0.81, resulting in gross proceeds of $32,679.

9.   Concentrations

For the three and nine months ended September 30, 2009, two customers accounted for 97% (Customer A was 73% and Customer B was 24%) and 91% (Customer A was 65% and Customer B was 26%), respectively, of total revenues. For the three and nine months ended September 30, 2008, three customers accounted for 90% (Customer A was 49%, Customer B was 29%, and Customer C was 12%) and three customers accounted for 93% (Customer A was 57%, Customer B was 28%, and Customer C was 14%), respectively, of total revenues.

At September 30, 2009, one customer accounted for 77% (Customer A) of Accounts Receivable. At December 31, 2008, two customers accounted for 73% (Customer A 34% and Customer B 39%) of Accounts Receivable.

10.  Related Party Transactions

During the nine months ended September 30, 2009, the Company paid $5,000 to a member of the Board of Directors, as a consultant, for assistance in fundraising activities. There were no amounts payable to this Director as of September 30, 2009.

During the quarter ended June 30, 2009, the Company paid $24,750 to an investor relations consultant and shareholder who owns approximately 1,000,000 shares of Common Stock and who purchased a $40,000 1% Convertible Note and 100,000 Warrants during the three months ended June 30, 2009, as mentioned in Notes 6 and 8. There were no amounts payable to this shareholder as of September 30, 2009.

During the nine months ended September 30, 2009, the Company paid $17,400 for an executive apartment lease to a shareholder who owns 500,000 shares of the Company’s Common Stock and who also holds a Convertible Promissory note totaling $1,000,000 (undiscounted), as previously mentioned in Note 7. The lease was cancelled in June 2009, with the last payment to be made in August 2009. There was $2,900 recorded in accounts payable to this shareholder as of September 30, 2009.

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  Related Party Transactions (Continued)

Mr. Tom Holt, a member of the Company’s Board of Directors and Chairman of the Company’s Compensation Committee, performed consulting services for the Company during the three and nine months ended September 30, 2009 totaling $28,000. There were no amounts payable to Mr. Holt as of September 30, 2009.

On August 14, 2009, the Board of Directors elected Rick Cerwonka, President of the Inventa (as described in Note 2 – Principals of Consolidation), as Chief Operating Officer of the Company.

During the quarter ended September 30, 2009, the Company entered into an agreement with Constantin Zdarsky, a holder of 10.2% of the outstanding Common Stock, a Warrant holder and a Promissory Note holder, to convert his notes into Preferred Stock as of July 1, 2009. The total aggregate principal amount owed under his notes totaling $3,503,226, plus accrued and unpaid interest through the date of the conversion totaling $175,161, was converted into 3,678,387 shares of Preferred Stock. In addition to the note conversion, his three outstanding Common Stock Warrants for the purchase of an aggregate amount of 3,002,150 shares of Common Stock, at a price of $0.80 per share, had been extended for one year. As more fully described in Note 8, the also Company entered into an agreement with Mr. Zdarsky in which his 3,002,150 Common Stock Warrants, which were exercisable at $0.80 per share, were cancelled and the Company granted a new warrant to purchase up to 1,050,752 fully-vested shares of Preferred Stock of the Company at a per share exercise price of $1.00 and exercisable through April 30, 2010. The Company also granted a new fully-vested Common Stock Warrant to purchase up to 7,502,151 shares of Common Stock of the Company at a per share price of $0.40 and exercisable through January 1, 2014. As of September 30, 2009, Mr. Zdarsky was a holder of 16.9% of the voting rights of the Company, which included voting rights under his 9,745,700 Common Stock shares and 3,928,387 Preferred Stock shares.

11.  Subsequent Events

The Company evaluated events occurring between the end of the most recent quarter ended September 30, 2009 and November 23, 2009, the date the consolidated financial statements were issued.

During October 2009, the Company received the entire balance of the stock subscription receivable totaling $305,000 that was due as of September 30, 2009.

The Company issued 3,885,082 shares of Common Stock at $0.35 per share and 3,885,082 Common Stock Warrants, exercisable at $0.40 per share for a period of one year, for total gross proceeds of $1,359,779 as part of a private placement. Five members of the Board of Directors invested $64,997 as part of this private placement for a total of 185,707 Common Shares and 185,707 Common Stock Warrants.

On October 21, the Company entered into an debt cancellation and exchange agreement with the holder of the $200,000 promissory note, as more fully described in Note 6, whereby the Company paid the note holder $50,000 in cash, issued 57,548 Common Shares due for interest, and offset the holder’s stock subscription receivable of $150,000.

On November 20, 2009, the Company received a demand letter for the payment of $150,000 of interest due on the two outstanding Promissory Notes with a principal balance of $2,000,000. On November 23, 2009, the Company satisfied the demand by payment of the interest due.

On November 20, 2009 the Company was notified by email that a complaint for breach of contract and fraud in the inducement had been filed against it in United States Federal Court for the District of New Jersey by Robert T. Healy. The Company has not been served an endorsed as filed copy of the complaint and is still evaluating the claims made in the copy of the complaint delivered by email message.

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

Restatement

The Company has restated its consolidated financial statements for the three and nine months ended September 30, 2008 to correct errors in such consolidated financial statements.

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

Results of Operations

Our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 (restated) are summarized below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008 (restated)	% Change	2009	2008 (restated)	% Change

Revenues	$1,378	$1,441	-4%	$4,136	$6,896	-40%
Cost of revenues	1,281	1,178	9%	3,739	2,109	77%
Gross profit	97	263	-63%	397	4,787	-92%
Operating expenses	2,107	3,078	-32%	6,710	10,942	-39%
Loss from operations	(2,010)	(2,815)	-29%	(6,313)	(6,155)	3%

Other (expense) income	(12,045)	(1,014)	1088%	(14,756)	(2,566)	475%
Net loss	(14,055)	(3,829)	267%	(21,069)	(8,721)	142%
Preferred stock dividend	(1,813)	-	N/A	(1,813)	-	N/A
Loss applicable to common shares	$(15,868)	$(3,829)	314%	$(22,882)	$(8,721)	162%

Net loss per common share -
basic and diluted	$(0.17)	$(0.04)	-	$(0.25)	$(0.12)	-
Shares used in computing basic
and diluted net loss per common share	95,616,762	90,648,369	5%	92,947,071	73,549,703	26%

Revenues

Revenues for the three and nine months ended September 30, 2009 consist of services revenues representing managed and professional services fees for database and network maintenance and support services. While there is no guarantee of future revenues, they are expected to include sales and licenses of our ANTs Compatibility Server (“ACS”) product and related technology, managed services revenue related to existing and new contracts and professional services revenue from pre and post-sales consulting related to ACS and other database consolidation technologies we may develop.

Revenues for the three and nine months ended September 30, 2008 are from ANTs Data Server (“ADS”) license fees, recognition of deferred maintenance and support of ADS, royalties from third parties that resell ADS, professional services fees on ADS installations, and the sale of ADS technology.

During the three months ended September 30, 2009, we recognized approximately $1.4 million in revenue, a decrease of approximately $63,000 versus the three months ended September 30, 2008. During the nine months ended September 30, 2009, we recognized $4.1 million in revenue, a decrease of approximately $2.8 million versus the nine months ended September 30, 2008. This decrease was primarily due to sale of the ADS technology in 2008.

For the three and nine months ended September 30, 2009, two customers accounted for 97% (Customer A was 73% and Customer B was 24%) and 91% (Customer A was 65% and Customer B was 26%), respectively, of total revenues. The remaining revenues are a result of ongoing contracts with various other customers.

Cost of Revenues

Cost of revenues during the three months ended September 30, 2009 were approximately $1.3 million, an increase of approximately $103,000 versus the three months ended September 30, 2008. Cost of revenues during the nine months ended September 30, 2009 were approximately $3.7 million, an increase of approximately $1.6 million versus the nine months ended September 30, 2008 due to the acquisition of Inventa. Cost of revenues for the three and nine months ended September 30, 2009 consists of personnel costs to provide managed and professional services. Cost of revenues for the three and nine months ended September 30, 2008 consisted primarily of amortization of a warrant from a major customer and capitalized costs related to the ADS technology, which was sold in 2008.

Operating Expenses
Operating expenses for the three and nine months ended September 30, 2009 and 2008 (restated) were as follows (in thousands):
	Three Months Ended September 30,					Nine Months Ended September 30,
	2009			2008 (restated)		2009			2008 (restated)
	$	%	% Change	$	%	$	%	% Change	$	%

Sales and marketing	$381	18%	-49%	$740	24%	$1,405	21%	-20%	$1,767	16%
Research and development	694	33%	-50%	1,386	45%	1,628	24%	-72%	5,775	53%
General and administrative	1,032	49%	8%	952	31%	3,677	55%	8%	3,400	31%
Total operating expenses	$2,107	100%	-32%	$3,078	100%	$6,710	100%	-39%	$10,942	100%

Our primary expenses are salaries, benefits and consulting fees related to developing and marketing ACS, marketing and selling managed and professional services and, for the nine months ended September 30, 2008, maintenance and support of ADS. We completed development of ADS in 2005 and began sales and support of that product during that year.  We sold the ADS technology during the quarter ended June 30, 2008. We began development of ACS in early 2007.

Sales and marketing expense consists primarily of employee salaries and benefits, stock-based compensation, professional fees for marketing and sales services, and corporate overhead allocations. Total sales and marketing expense for the three months ended September 30, 2009 decreased by approximately $359,000, a 49% decrease, due primarily to the following:

•
Wages and benefits for our sales and marketing staff increased by 27% and consulting fees decreased by 88% due to efficiencies achieved in go-to-market strategy. By selling through partners rather than selling directly to end-users, we eliminated end-user marketing and lead-generation programs.

•	Travel and entertainment and corporate event costs decreased 92% as we decreased travel activities for our sales and marketing staff.

Total sales and marketing expense for the nine months ended September 30, 2009 decreased by approximately $362,000, a 20% decrease, due primarily to the following:

•	Employee compensation and benefits increased by 18% primarily due to the acquisition of Inventa and the resulting increase in head-count, however this was more than offset by the other items listed.
•
Stock-based compensation decreased approximately 59% primarily due the repricing of certain stock options and warrants to the market value of our Common Stock as of March 26, 2008 and March 31, 2008 and the issuance of a fully-vested and expensed stock option grant to our CEO during the second quarter of 2008. Compensation expense related to our CEO is recorded 50% to sales and marketing and 50% to general and administrative. The stock option grant was a one-time grant and we do not anticipate it will recur in the future.

•
Consulting fees decreased 70% due to efficiencies achieved in go-to-market strategy. By selling through partners rather than selling directly to end-users, we eliminated end-user marketing and lead-generation programs.

•	Travel and entertainment and corporate event costs decreased 76% as we decreased travel activities for our sales and marketing staff.

Research and development expense consists primarily of employee compensation and benefits, contractor fees to research and development service providers, stock-based compensation and equipment and computer supplies. Total research and development expenses for the three months ended September 30, 2009 decreased by approximately $692,000, a 50% decrease, due primarily to the following:

•	Employee compensation and benefits decreased 50% due to headcount reductions as compared to the prior year.
•	Stock-based compensation decreased 59% due to headcount reductions over the prior year.
•	Contractor fees decreased 53% as we decreased the use of contract research and development services on the ACS product and eliminated such services for the ADS product.
•	Travel, equipment and computer supplies, and overhead allocation decreased 93%, 56% and 70% respectively primarily due to the headcount reductions.

Total research and development expenses for the nine months ended September 30, 2009 decreased by approximately $4.15 million, a 72% decrease, due primarily to the following:

•	Employee compensation and benefits decreased 78% due to decreases in headcount, as discussed above.
•	Stock-based compensation and benefits decreased 87% due to decreases in headcount
•	Contractor fees decreased 66% as we decreased use of contract research and development services on the ACS product and eliminated such services for the ADS product.

General and administrative expenses consists primarily of employee salaries and benefits, professional fees (legal, accounting, and investor relations), facilities expenses, and corporate insurance. Total general and administrative expenses for the three months ended September 30, 2009 increased by approximately $80,000, an 8% increase, due primarily to an increase in professional fees.

Total general and administrative expenses for the nine months ended September 30, 2009 increased by approximately $277,000, an 8% increase, due primarily to the following:

•	Employee compensation and benefits expense increased 34% due primarily to the acquisition of Inventa.
•
Stock-based compensation decreased approximately 68% primarily due the repricing of certain stock options and warrants to the market value of our Common Stock as of March 26, 2008 and March 31, 2008 and the issuance of a fully-vested and expensed stock option grant to our CEO during the second quarter of 2008. Compensation expense related to our CEO is recorded 50% to sales and marketing and 50% to general and administrative. This was a one-time grant and we do not anticipate it will recur in the future.

•
Facilities, director fees, insurance and other expense decreased by approximately $272,000 primarily due to a favorable settlement on the Bayview Plaza lease, the former corporate headquarters, totaling approximately $279,000.

•	Professional fees increased 111% primarily due to expenses relating to the restatement of the 2008 financial statements.
•
Allocations of overhead costs decreased 56% versus the prior year. Allocations of corporate overhead from general and administrative costs to the other functional departments were based on headcount. These allocations decreased as the number of personnel in other functional departments decreased.

Other (Expense) Income

The components of other (expense) income for the three and nine months ended September 30, 2009 and 2008, were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008 (restated)	% Change	2009	2008 (restated)	% Change
Other (expense) income:
Interest income	$1	$19	-95%	$2	$66	-97%
Loss on extinguishment of promissory notes	(11,784)	-	N/A	(12,279)	(50)	24,458%
Other	(1)	-	N/A	(4)	-	N/A
Interest expense	(261)	(1,033)	-75%	(2,475)	(2,582)	-4%
Other (expense) income	$(12,045)	$(1,014)	1,088%	$(14,756)	$(2,566)	475%

Other (expense) income primarily consists of interest expense, loss on the conversion of promissory notes and loss on the extinguishment of promissory notes. For the three months and nine months ended September 30, 2009, other (expense) income increased by approximately $11.0 million, or 1,088%, and approximately $12.2 million, or 475%, respectively. The following items significantly impacted other expense:

•
Interest expense decreased approximately $772,000 or 75%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 (restated) due to a decrease in the amount of amortization from the discounts on the convertible promissory notes as a majority of the notes were converted into Preferred Stock at the beginning of the quarter in 2009.

•
Loss on the extinguishment of convertible promissory notes increased by approximately $11.8 million for the three months and approximately $12.2 million for the nine months ended September 30, 2009 due to the loss on extinguishment of certain Convertible Promissory Notes

•	Interest income decreased by approximately 95%, due to lower invested cash balances and interest rates.
•	Interest income decreased in the three and nine months ended September 30, 2009 due to lower invested cash balances and lower interest rates.

Liquidity, Capital Resources and Financial Condition

Cash flows for the nine months ended September 30, 2009 and 2008 (restated), are as follows (in thousands) (unaudited):

	Nine Months Ended September 30,
	2009	2008 (Restated)
Net cash used in operating activities	$(2,711)	$(6,217)
Net cash used in investing activities	(37)	(3,139)
Net cash provided by financing activities	1,209	7,205
Net decrease in cash and cash equivalents	$(1,539)	$(2,151)

Since inception, we have funded operations and investments in operating assets with cash raised through financing activities in the form of private offerings to accredited investors. The funds raised have been primarily in the form of sales of our Common Stock and, to a lesser degree, through the issuance of Convertible Promissory Notes and Preferred Stock.

Cash Used in Operating Activities

During the nine months ended September 30, 2009, cash used in operating activities totaled $2.7 million, a decrease of approximately $3.5 million compared to the nine months ended September 30, 2008. This is a result of the headcount reduction in 2009 as compared to 2008 as well as the reduction in interest payments due to the conversion of debt into equity in 2009 and the payment of interest with stock in 2009 as compared to cash interest payments made in 2008 on the convertible promissory notes.

Cash Used in Investing Activities

During the nine months ended September 30, 2009, cash used in investing activities totaled approximately $37,000, a decrease of approximately $3.1 million versus the same period in 2008, due to the acquisition of Inventa in the prior year.

Cash Provided by Financing Activities

During the nine months ended September 30, 2009, cash provided by financing activities resulted from the following:

•	$339,000 in proceeds from the sale of 847,500 shares of our Common Stock at a price of $0.40 per share.

•
$550,750 in proceeds from the sale of 1,573,571 shares of Common Stock at a price of $0.35 per share and 1,573,571 Common Stock Warrants exercisable at $0.40 per share with an expiration date of September 30, 2010.

•	$115,000 for convertible promissory with an interest rate of 1%. The notes were immediately converted to 287,500 shares of our Common Stock.

•	$250,000 in proceeds from the exercise of 250,000 Preferred Stock Warrants.

•	$96,052 in principal payments on long-term debt

During the nine months ended September 30, 2008, cash provided by financing activities resulted from the following:

•	$7.2 million in proceeds, net of commissions, for the sale of 12.7 million shares of our Common Stock at a price of $0.60 per share.

•	Approximately $32,000 received as proceeds from the exercise of stock options.

Capital Resources and Going Concern

We anticipate that current cash resources will be sufficient for us to execute our business plan into the first quarter of 2010. If further financing is not obtained we will not be able to continue to operate as a going concern. We believe that securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. However, during September and October 2009, the Company raised approximately $2.0 million as part of a private placement to accredited investors and $250,000 from the exercise of Preferred Stock warrants. A failure to obtain additional financing could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional development personnel and continue development of our product and technology.  Should additional financing not be obtained, the Company will not be able to execute its business plan and the recoverability of its intangible assets may become impaired. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default. We are actively engaged in the process of seeking additional capital through private placements of equity or debt.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

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

On October 14, 2008, Bayside Plaza (“Bayside”), a partnership, filed a complaint for breach of contract in Superior Court of the State of California, County of San Mateo.  Bayside was seeking approximately $50,000 in rent, late fees and operating expenses per month from October 2008. The Company settled the complaint by paying $50,000 in May 2009 and agreeing to pay $25,000 in each of August 2009, November 2009 and February 2010. The Company recognized a gain on the settlement of approximately $279,000 as an offset to rent expense, which is included in General and Administrative Expense in the Consolidated Statement of Operations at September 30, 2009.

On September 9, 2009, Ken Ruotolo, a former employee and officer of the Company, filed a complaint for breach of contract, breach of the covenant of good faith and fair dealing and declaratory relief, in the Superior Court of the State of California, County of San Francisco. Mr. Ruotolo is seeking damages, attorneys’ fees and declaratory relief. We believe that this lawsuit is without merit and intend to continue vigorously defending ourselves. Mr. Ruotolo’s father, Francis K. Ruotolo, is a Director of the Company.

On November 20, 2009 the Company was notified by email that a complaint for breach of contract and fraud in the inducement had been filed against it in United States Federal Court for the District of New Jersey by Robert T. Healy. The Company has not been served an endorsed as filed copy of the complaint and is still evaluating the claims made in the copy of the complaint delivered by email message.

ITEM 1A.   RISK FACTORS

Other than the following there has been no material changes during the nine months ended September 30, 2009.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2009, we received $550,750 from accredited investors for the sale of 1,573,570 shares of the Company’s Common Stock at a price of $0.35 per share and Common Stock Subscriptions of $305,000 from accredited investors for the sale of 871,428 shares of the Company’s Common Stock at a price of $0.35 per share. In addition to each share of Common Stock sold in the above transactions, each purchaser also received a warrant to purchase one share of restricted Common Stock in the Company at $0.40 per share. Such warrants expire one year from purchase of the initial Common Stock shares. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.  These securities (and the securities issued in the other private placements discussed herein) have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company’s 10-QSB filed on August 14, 2003, is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of the Company, as listed in Exhibit 3.2 to our 10-K filed on March 17, 2008, is hereby incorporated by reference.
10.1	Secured Promissory Note, dated May 21, 2008 as listed in Exhibit 10.1 to our quarterly report on form 10-Q filed on August 18, 2008, is hereby incorporated by reference.
10.2	Convertible Promissory Note 1, dated May 30, 2008 (redacted) as listed in Exhibit 10.1 to our quarterly report on form 10-Q filed on August 18, 2008, is hereby incorporated by reference.
10.3	Convertible Promissory Note 2, dated May 30, 2008 (redacted) as listed in Exhibit 10.1 to our quarterly report on form 10-Q filed on August 18, 2008, is hereby incorporated by reference.
10.4	ANTs software inc. 2008 Stock Plan as listed in Exhibit 10.1 to our quarterly report on form 10-Q filed on August 18, 2008, is hereby incorporated by reference.
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTs software inc.

Date: November 23, 2009	By:	/s/ Joe Kozak
Joe Kozak, Chief Executive Officer and President