Form 10-K
period 2009-12-31
ANTS SOFTWARE INC
filed 2010-03-31
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the year ended December 31, 2009

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

Commission file number: 000-16299

ANTS SOFTWARE INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	13-3054685 (IRS Employer Identification Number)

71 Stevenson St., Suite 400, San Francisco, California 94105
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

Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (in Rule 12b-2 of the Exchange Act). Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2009 the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $36 million based on the average bid and asked price of such common stock as reported on the NASD Bulletin Board system. Shares of common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

ANTs software inc. had 106,920,497 shares of common stock outstanding as of March 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the year ended December 31, 2009, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

PART I

ITEM 1. BUSINESS

The Company

ANTs software inc. (“ANTs” or “we”) developed a software solution, the ANTs Compatibility Server (“ACS”), to allow customers to move software applications from one database product to another without time consuming and costly database migrations and application rewrites. ACS translates the languages used by database products so that software applications written for one database product will work with another. ACS allows customers to replace the database product without replacing the software application. ANTs first ACS product translates Sybase to Oracle. ANTs is in the process of developing additional ACS products that will translate additional database languages. ANTs also has a services division that manages and optimizes applications and databases for large enterprises and provides installation and support services for the ACS.

Corporate History

ANTs software inc. is a Delaware corporation headquartered in San Francisco, California. Our shares are traded on the OTC Bulletin Board under the stock symbol ANTS. We are the successor to Sullivan Computer Corporation, a Delaware corporation incorporated in January 1979, which, in 1986 changed its name to CHoPP Computer Corporation. In 1997, we reincorporated from Delaware to Nevada, and in February 1999 changed our name to ANTs software.com. In July 2000, we merged with Intellectual Properties and Technologies, Inc., a wholly owned subsidiary with no significant assets. In December 2000, we reincorporated from Nevada to Delaware and changed our name from ANTs software.com to ANTs software inc.

In May 2008, ANTs acquired Inventa Technologies Inc. (“Inventa”) of Mt. Laurel, New Jersey. Inventa is a wholly-owned subsidiary that manages and optimizes applications and databases for large enterprises. Inventa is the services division of ANTs, providing installation and support services for the ANTs Compatibility Server.

Technology and Intellectual Property

Beginning in 2000, we focused on development of the ANTs Data Server (“ADS”) and core high-performance database technologies. In May 2008, we sold those high-performance technologies and the intellectual property related to them, retaining a license to use those technologies in the ANTs Compatibility Server (“ACS”). The sale of the ADS technology and related licensing agreements were recorded as revenue in the 2008 financial statements for a total of $4.3 million or approximately 52% of that year’s revenue. In 2007, we began developing ACS and launched the first commercial version in April 2008. We have developed proprietary technologies related to ACS which we regard as trade secrets and we are pursuing patent protection on a number of these technologies. Inventa has also developed proprietary technologies used in the monitoring and management of applications and databases. We regard these technologies as trade secrets.

The ANTs Compatibility Server ™

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

We have developed the underlying technologies related to ACS and we have successfully installed the first version of ACS for Wyndham Hotel’s call center application. In April 2008, we announced the launch of the first version of ACS as a generally available commercial product. The first version of ACS allows applications currently running on Sybase's database product to run on Oracle's database product. In the future, we expect to build versions of ACS that will enable applications to be migrated from and to numerous other database products.

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

We deliver our services through a remote delivery model from our Mount Laurel, New Jersey office which contains a network operations center. The network operation center provides customers with remote assessment, diagnostic and tuning capabilities through secure remote connection 24 hours a day, seven days a week. We integrate our Professional Services capabilities tightly into the pre and post-sales process, enabling us to:

•	Accurately assess the customer's operating environment;

•	Propose the most efficient database consolidation and application migration solution;

•	Efficiently deploy ACS and assist the customer in testing before "going live"; and

•	Post-deployment, provide application monitoring, maintenance and service past deployment

Sales and Marketing

The Market

According to IDC Research, the market for database products was $20 billion in 2008. Oracle, Microsoft and IBM control approximately 83% of this market. According to the numerous Chief Technology Officers, database architects and application developers at the target Global 2000 enterprises with whom we have spoken, database infrastructure costs have become one of the most expensive line items in the IT budget. These Global 2000 enterprises typically have annual database "spends" in excess of tens and, in some cases, hundreds of millions of dollars and their database budgets are growing annually. The migration cost from one database to another, even to a low-cost open-source database, is extensive due to lack of compatibility between the products' proprietary extensions. There is significant interest, confirmed by our discussions with industry analysts and user groups, for a product that can provide the capability to migrate an application from one database to another.

According to IDC Research, the markets in which our Professional Services group operates, IT services and application management, was projected at $122 billion in 2007 with IBM Global Services, HP/EDS and Accenture being among the largest vendors in those markets. We have a unique combination of experience, skills and proprietary software that allow us to address a segment of the IT services market centered on database and application monitoring, maintenance and services. In addition to this established market, we anticipate that our Professional Services group will be the first provider of migration and consulting services resulting from pre- and post-sales of our ACS products. Customers will look to us as the experts in database consolidation to provide a full range of services related to ACS installation, deployment and use. To the extent that this becomes a new "market" for professional services, we are in a position to capitalize on it.

Strategy

Our go-to-market strategy adapts with changes in the competitive structure of the database market. The refinement of our strategy is a continuous and iterative process, reflecting our goal of providing a cost-effective solution across a wide variety of applications. Our strategy has included:

•	Developing partnerships with IBM, Oracle, Microsoft, Sybase and others to bring our products to market;

•	Focusing on large enterprise customers who can realize significant savings by migrating applications among leading database products;

•	Selling or licensing our products directly;

•	Selling our products and technologies through partners; and

•	Developing custom versions of our products for partners and selling or licensing that technology to them.

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

We generated significant revenues totaling $4.3 million, or 52% of 2008 revenues, related to the license and sale of our ADS technologies during the year-ended December 31, 2008. We expect to generate revenues from existing and new contracts with our Professional Services customers, and if successful, we expect to generate additional revenues related to ACS.

In August 2009, the Company announced that negotiations had been completed regarding the supply of database migration technology to a Global IT vendor. An Original Equipment Manufacturer (“OEM”) agreement had been completed and signed by both parties. Confidentiality provisions of the agreement preclude the naming of the vendor until approved by both parties. The company anticipates substantial business and future revenue to be generated from this agreement. According to the agreement, ANTs is responsible for technology development specifically tailored to the Global IT vendor needs. The Global IT vendor will assume responsibility for marketing, sales and support of the technology on a worldwide basis, while ANTs will be the preferred service provider for migration projects.

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

Current Operations

Our operations consist of:

(i) Developing Database Migration Technologies and the ACS - we develop and market ACS, a faster, cost-effective way to consolidate databases, allowing customers to efficiently use IT resources and drive down operating costs. ANTs first ACS product translates Sybase to Oracle. ANTs is in the process of developing additional ACS products that will translate additional database languages.

(ii) Professional Services - we have extensive experience in architecting enterprise application and database deployments, upgrades and migrations and in installing, configuring, deploying and maintaining database products from major vendors such as IBM, Oracle, Microsoft and Sybase. We provide application migration services, application and database managed services and consulting services.

Our headquarters are located in San Francisco, California and we have offices in Mt. Laurel, New Jersey and Alpharetta, Georgia. We have financed operations through private offerings to accredited investors to whom we have sold common stock and issued convertible promissory notes and warrants. We expect to continue to raise capital for operations through such private offerings until we generate positive cash flows from operations. We believe we have sufficient funds to cover operations into the fourth quarter of 2010 at our expected expenditure rate. We expect that our focus over the next year will be on the continued development, marketing and sales of ACS and on the growth of our Professional Services offerings.

Employees

As of December 31, 2009, we had 52 full-time employees, all based in the United States. We have not experienced work stoppages, are not subject to any collective bargaining agreement and believe that our relationship with our employees is good.

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

Executive Officers

ANTs executive officers and principal employees as of December 31, 2009:

Name	Age	Position

Joseph Kozak	59	Chairman, President and Chief Executive Officer, Class 1 Director term expires in 2010

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

ITEM 1A. RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-K, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

Economic Risks

The fragile state of the worldwide economy could impact the company in numerous ways. The effects of the  ongoing worldwide economic crisis has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, has impacted levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic crisis, weakness in the credit markets and significant liquidity problems for the financial services industry may also impact our financial condition in a number of ways.   We might face increased problems in collecting our trade receivables, notes, and other obligations receivable. Since we rely on those receivables to finance our ongoing business operations, failure to collect our receivables might cause our business and operations to be severely and materially adversely affected.  Also, we may have difficulties in securing additional financing.

Business Risks

We have a history of losses and a large accumulated deficit and we may not be able to achieve profitability in the future.

For the years ended December 31, 2009 and 2008 we incurred net losses of $23,261,154 and $11,628,584, respectively. Our accumulated deficit totals $113,239,302 at December 31, 2009. There can be no assurance that we will be profitable in the future. If we are not profitable and cannot obtain sufficient capital, we may have to cease our operations.

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

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	Our ability to raise substantial additional capital to fund the implementation of our business plan;

•	Our ability to execute our business strategy;

•	The ability of our current or potential future products and services to achieve market acceptance;

•	Our ability to manage the expansion of our operations and any acquisitions that we may make, which could result in increased costs, high employee turnover or damage to customer relationships;

•	Our ability to attract and retain qualified personnel;

•	Our ability to manage our third party relationships effectively; and

•	Our ability to accurately predict and respond to rapid technological changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant adverse effect on our ability to implement our business plan and our ability to pursue other opportunities that arise.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers, including Joseph Kozak, our Chief Executive Officer, and David Buckel, our recently hired Chief Financial Officer, and other key employees. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a material adverse effect on us. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a material adverse affect on us.

We depend on a limited number of customers for a significant portion of our revenue.

During 2009 our three largest customers accounted for approximately 97% of our revenue. Revenue from one of these customers was $3.9 million, or 66% of total revenues. Revenues from the second and third customers were $1.4 million, or 25% of total revenues, and $369,000 or 6% of total revenues, respectively. A decrease in revenue from any of our largest customers for any reason, including a decrease in pricing or activity, or a decision to either utilize another vendor or to no longer use some or all of the products and services we provide, could have a material adverse affect on our revenue.

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

We rely on patent protection, as well as trademark and copyright law, trade secret protection and confidentiality agreements with our employees and others to protect our intellectual property. Despite our precautions, unauthorized third parties may copy our products and services or reverse engineer or obtain and use information that we regard as proprietary. We have filed one patent application with the United States Patent and Trademark Office for our ACS product and intend to file more. No patents have been granted for our ACS product. One trademark has been granted. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and third parties may infringe or misappropriate our patents, copyrights, trademarks and similar proprietary rights. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer. We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted an infringement claim against us. It is possible, however, that such a claim might be asserted successfully against us in the future. We may be forced to suspend our operations to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, all of which would materially adversely affect our business.

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

Our ANTs Compatibility Server (ACS) product is at an early stage and a business model is not well established.

We began developing the ANTs Compatibility Server in 2007 and have not yet begun selling the product. We anticipate that we will sell ACS through partners, including the aforementioned large Global IT vendor through the executed OEM agreement. We have not yet established pricing for ACS and have only preliminary estimates as to the possible revenues and expenses associated with sales, support and delivery. It is possible that we will not generate enough revenue to offset the expenses and that the ACS line of business will not be profitable.

We will need to continue our product development efforts.

We believe that the market for our products will be characterized by increasing technical sophistication. We also believe that our eventual success will depend on our ability to continue to provide increased and specialized technical expertise. There is no assurance that we will not fall technologically behind competitors with greater resources. Although we believe that we enjoy a lead in our product development, and believe that our patent application for the ACS and trade secrets provide some protection, we will likely need significant additional capital in order to maintain that lead over competitors who have more resources.

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

We anticipate that current cash resources will be sufficient for us to execute our business plan into the fourth quarter of 2010. If further financing is not obtained we will not be able to continue to operate as a going concern. We believe that securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of our product and technology. If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

We have incurred indebtedness.

We have incurred debt and may incur substantial additional debt in the future. A significant portion of our future cash flow from operating activities may be dedicated to the payment of interest and the repayment of principal on our indebtedness. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with our debt obligations, we will be in default. In addition, we may not be able to refinance our debt on terms acceptable to us, or at all. Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of another economic downturn.

Shareholder Risk

There is a limited market for our common stock.

Our common stock is not listed on any exchange and trades in the over-the-counter ("OTC") market. As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange. Further, the price of our common stock and its volume in the OTC market may be subject to wide fluctuations. Our stock price could decline regardless of our actual operating performance, and stockholders could lose all or a substantial part of their investment as a result of industry or market-based fluctuations. Our stock trades relatively thinly. If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock. Because we do not anticipate paying cash dividends on our common stock for the foreseeable future, stockholders will not be able to receive a return on their shares unless they are able to sell them. The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

•	sales, sales cycle and market acceptance or rejection of our products;

•	our ability to sign Partners who are successful in selling our products;

•	economic conditions within the database industry;

•	our failure to develop and commercialize the ACS;

•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and

•	domestic and international economic, business and political conditions.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to adequately maintain compliance with, or maintain the adequacy of, our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in San Francisco, California. We maintain a facility in Mt. Laurel, New Jersey, where we lease approximately 12,000 square feet of office space as of December 31, 2009. On September 9, 2009, the Company entered into a one year lease for office space in Alpharetta, Georgia, beginning on November 1, 2009 for 1,500 square feet of office space for rent of $1,000 per month. On February 3, 2010, the Company amended the Alpharetta lease to rent an additional 1,500 square feet for additional rent of $1,050 per month through November 1, 2010.

ITEM 3. LEGAL PROCEEDINGS

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

On October 14, 2008, Bayside Plaza (“Bayside”), a partnership, filed a complaint for breach of contract in Superior Court of the State of California, County of San Mateo.  Bayside was seeking approximately $50,000 in rent, late fees and operating expenses per month from October 2008. The Company settled the complaint by paying $50,000 in May 2009 and agreeing to pay $25,000 in each of August 2009, November 2009 and February 2010. As of the date of the settlement in May 2009, the Company had accrued rent of approximately $404,000. The Company recognized a gain on the settlement of approximately $279,000 as an offset to rent expense, which is included in General and Administrative Expense in the Consolidated Statement of Operations at December 31, 2009.

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

On November 20, 2009 the Company was notified by email that a complaint for breach of contract and fraud in the inducement had been filed against it in United States Federal Court for the District of New Jersey by Robert T. Healy. This complaint was voluntarily dismissed by Mr. Healey on January 14, 2010.

On January 14, 2010, three lawsuits were filed against the Company by Robert T. Healey.  The first of these lawsuits, against the Company, demands inspection of the Company’s books and records.  The second lawsuit, against the Company, and its 8 directors (including former director Tom Holt), is alleged to be brought by Mr. Healey “both individually and derivatively,” therein alleging various wrongdoing by the Company and its directors.  The third lawsuit, against the Company and its 8 directors (including former director Tom Holt), is brought by Mr. Healey for a declaration directing the Company to nominate Mr. Healey and Rick Cerwonka (the Company’s Chief Operating Officer and the President of the Company’s subsidiary, Inventa Technologies, Inc.) for election to the Company’s Board of Directors.  The Company is still evaluating all three of these lawsuits.  A trial on declaratory issues in the third lawsuit is set for early June 2010.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common equity is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "ANTS."

The following is the range of high and low closing bid prices of our stock, for the periods indicated below.
	High	Low

Quarter Ended December 31, 2009	$0.97	$0.45
Quarter Ended September 30, 2009	0.57	0.26
Quarter Ended June 30, 2009	0.69	0.34
Quarter Ended March 31, 2009	0.74	0.31

Quarter Ended December 31, 2008	$0.71	$0.30
Quarter Ended September 30, 2008	0.92	0.52
Quarter Ended June 30, 2008	1.26	0.80
Quarter Ended March 31, 2008	1.30	0.71

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of December 31, 2009 there were 101,892,993 and 9,428,387 shares of common and Series A preferred stock, respectively, issued and outstanding. As of December 31, 2009 there were approximately 1,380 and 4 registered holders of record of our common and preferred stock, respectively.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,467,198	$1.01	4,299,828
Equity compensation plans not approved by security holders	-	-	-
Total	8,467,198	$1.01	4,299,828

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

The graph below compares the cumulative total shareholder return on ANTs common stock for the last five full years with the cumulative return on the NASDAQ composite and the Peer group for the same period. The graph assumes that $100 was invested in ANTs common stock and in each of the other indices on December 31, 2004 and that all dividends were reinvested. ANTs has never paid cash dividends on its stock. The comparisons in the graph below are based on historical data, with ANTs common stock prices based on the closing price on the dates indicated and are not intended to forecast the possible future performance of ANTs common stock.

	2004	2005	2006	2007	2008	2009

ANTs Software, Inc.	100.00	95.41	111.01	32.57	16.97	29.36

NASDAQ Composite-Total Returns	100.00	102.12	112.73	124.73	74.87	108.83

NASDAQ Computer and Data Processing Index	100.00	103.39	116.07	141.83	81.65	133.45

Peer Group Only	100.00	87.08	107.02	234.08	78.88	89.79

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2009, the Company received $50,000 from accredited investors for the sale of 125,000 shares of the Company’s Common Stock at a price of $0.40 per share and Common Stock Subscriptions of $50,000 from accredited investors for the sale of 125,000 shares of the Company’s Common Stock at a price of $0.40 per share. In addition to each share of Common Stock sold in these transactions, each purchaser also received a warrant to purchase one share of Common Stock in the Company at $0.50 per share. These warrants expire one year from the purchase of the Common Stock. The Company also received $1,359,779 from accredited investors for the sale of 3,885,082 shares of the Company’s Common Stock at a price of $0.35 per share. In addition to each share of Common Stock sold in these transactions, each purchaser also received a warrant to purchase one share of Common Stock in the Company at $0.40 per share. These warrants expire one year from the purchase of the Common Stock. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.  These securities (and the securities issued in the other private placements discussed herein) have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Stock Repurchases

There were no shares repurchased by us during 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents the Company’s operating results for each of the two years in the period ended December 31, 2009, and the Company’s financial condition at December 31, 2009. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors”. In addition, the following review should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to the consolidated financial statements.

Results of Operations

The results of operations for the years ended December 31, 2009 and 2008 are summarized in the table below.
	2009	% Change	2008

Revenues	$5,811,682	-30%	$8,282,729
Cost of revenues	4,999,837	55%	3,230,490
Gross profit	811,845	-84%	5,052,239
Operating expenses	9,158,141	-33%	13,507,419
Loss from operations	(8,346,296)	1%	(8,455,180)

Other (expense) income, net	(14,995,260)	-305%	(3,700,584)
Income tax benefit	80,402	-85%	527,180
Net loss	(23,261,154)	-100%	(11,628,584)

Deemed dividend related to
Series A Convertible Preferred Stock	(2,048,534)		-

Loss applicable to common shares	$(25,309,688)	-118%	$(11,628,584)

Basic and diluted net loss per common share	$(0.27)	-80%	$(0.15)

Shares used in computing basic
and diluted net loss per share	95,026,487	22%	77,847,729

Revenues

The Company’s revenues reflect:

•	Service revenues representing managed and profession service fees for database and network maintenance and support services and;

•	License fees, royalty fees, maintenance, support and sales of the Company’s ANTs Data Server (“ADS”) technology.

Revenues for 2009 were almost exclusively made up from service activities and totaled $5.8 million, less than 2008 revenues by $2.4 million.  Total revenues for 2008 reflected less service revenues but the year did benefit from a substantial sale of ADS technology and licensing agreements in the amount of $4.3 million.   This shortfall in 2009 was due to the absence of sales of ADS technology in contrast to 2008 with some offset due to increased 2009 service revenues as the 2008 service revenues included only seven months activity related to the Inventa acquisition in May 2008.  For the year ended December 31, 2009 the top three customers accounted for 97% of total revenues, (Company A, 66%, Company B, 25% and Company C, 6%).  This compared to the top three customers in 2008 contributing 92% of revenues.

Conditional on the Company’s technology developments being successful, the presence of customer demand and the Company having a competitive advantage, future revenues may include sales and licenses of our ANTs Compatibility Server (“ACS”) product and managed services revenue related to existing and new contracts and professional services revenue from pre and post-sales consulting related to ACS and other database consolidation technologies. Sales of the Company’s first ACS product, which translates from Sybase to Oracle, have been limited due to the structure of the sales arrangement and go-to-market strategy. As such, the Company has structured the go-to-market strategy for the second ACS product differently via the use of an OEM agreement, as more fully discussed in Item 1, Business. The Company is currently in the process of developing the second ACS product for a planned announcement and release in mid-2010. The Company intends to develop additional ACS products based on market demand and the availability of resources for development.

Cost of Revenues

Cost of revenues was approximately $5.0 million and $3.2 million for 2009 and 2008, respectively. The increased cost of revenue in 2009 was due to the change in mix of revenue in 2009 compared to 2008.  2009 revenues were primarily the result of managed and professional services with related costs being that of personnel supporting these services.  Cost of revenues in 2008 consisted of personnel costs to provide managed and professional services, separation costs for personnel related to the license and sale of ADS technology, software development costs, and third-party licenses related to the sale and license of ADS. The majority of the 2008 revenues related to the ADS technology products and related fees which were proportionately less compared to the remaining service revenues.

Operating Expenses

Operating expenses for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	% of Total	% Change	2008	% of Total
Sales and marketing	$1,734	19%	-20%	$2,155	16%
Research and development	2,408	26%	-64%	6,652	49%
General and administrative	5,016	55%	7%	4,700	35%
Total operating expenses	$9,158	100%	-32%	$13,507	100%

The Company’s primary operating expenses are salaries, benefits and consulting fees related to developing and marketing ACS, marketing and selling managed and professional services and for the year of 2009 and for 2008, the maintenance and support of ADS. The development of ADS was completed in 2005 and sales and support of that product began during that year.  The ADS technology was sold during 2008. The Company began development of ACS in early 2007.

Sales and Marketing

Sales and marketing expense consists primarily of employee salaries and benefits, stock-based compensation, professional fees for marketing and sales services, and corporate overhead allocations.

2009 versus 2008

Total sales and marketing expense for 2009 was $1.7 million compared to $2.2 million in 2008, a decrease of approximately $420,000 or 20%, due primarily to the following:

•
2009 salaries and benefits for our sales and marketing staff increased by approximately $200,000 or 22% compared to 2008.  The increase in 2009 was due to the acquisition of Inventa in May 2008 and the resulting presence of personnel for the full twelve months of 2009 compared to seven months in 2008.  Sales consulting fees decreased by approximately $203,000 or 66% due to efficiencies achieved in go-to-market strategy in selling through partners rather than selling directly to end-users, resulting in the elimination of end-user marketing and lead-generation programs.

•
Stock based compensation costs decreased in 2009 by approximately $191,000 due to the repricing of certain stock options and warrants to the market value of our Common Stock as of March 26, 2008 and March 31, 2008 and the issuance of a fully-vested and expensed stock option grant to our CEO during the second quarter of 2008. Compensation expense related to our CEO is recorded 50% to sales and marketing and 50% to general and administrative. The stock option grant was a one-time grant not anticipated to reoccur in the future.

•	Travel and entertainment and corporate event costs decreased in 2009 by approximately $124,000 or 73% due to decreased travel activities for our sales and marketing staff.

Research and Development

Research and development expense consists primarily of employee compensation and benefits, contractor fees to research and development service providers, stock-based compensation and equipment and computer supplies.

2009 versus 2008

Total research and development expense for 2009 was $2.4 million compared to $6.7 million in 2008, a decrease of approximately $4.3 million or 64%, due primarily to the following:

•
Employee compensation and benefits decreased by approximately $1.9 million or 64% in 2009 due to headcount reductions as compared to the prior year. The headcount was reduced due to the completion of the development of the first generation ACS product.

•	2009 Stock-based compensation decreased by approximately $783,000 or 81% due to headcount reductions over the prior year as explained earlier.

•
Contractor fees decreased by approximately $1.3 million or 67% in 2009 due to the reduction in the use of contract research and development services on the ACS product and the elimination of such services for the ADS product.

General and Administrative

General and administrative expenses consists primarily of employee salaries and benefits, professional fees (legal, accounting, and investor relations), facilities expenses, and corporate insurance.

2009 versus 2008

Total general and administrative expense for 2009 was $5.0 million compared to $4.7 million in 2008, an increase of approximately $320,000 million or 7%, due primarily to the following:

•
Stock-based compensation decreased by approximately $900,000 or 64% primarily due the repricing of certain stock options and warrants to the market value of our Common Stock as of March 26, 2008 and March 31, 2008 and the issuance of a fully-vested and expensed stock option grant to our CEO during the second quarter of 2008. Compensation expense related to our CEO is recorded 50% to sales and marketing and 50% to general and administrative. This was a one-time grant and we do not anticipate it will recur in the future.

•
Facilities, director fees, insurance and other expense decreased by approximately $480,000 or 48% primarily due to a favorable settlement on the Bayview Plaza lease, the former corporate headquarters, totaling approximately $279,000.

•
Professional fees increased by approximately $1.3 million or 113% primarily due to expenses relating to the restatement of the 2008 financial statements and an increase in investor relations activities.

•
Allocations of overhead costs from general and administration to other departments decreased by approximately $260,000 or 60%. Allocations of corporate overhead from general and administrative costs to the other functional departments were based on headcount. These allocations decreased as the number of personnel in other functional departments decreased.

Other Income (Expense), Net

Other (expense) income primarily consists of interest expense, loss on the conversion of promissory notes, loss on the extinguishment of promissory notes and to a lesser extent, income earned on our cash and cash equivalents. The components of other income (expense) for the years ended December 31, 2009 and 2008, net, are presented in the table below, (in thousands):

	2009	% Change	2008
Other (expense) income:
Interest expense, convertible notes payable	$(2,715)	26%	$(3,675)
Loss on extinguishment of convertible promissory notes payable	(12,279)	-24,458%	(50)
Interest income	2	-98%	83
Other	(3)	-95%	(58)
	$(14,995)	305%	$(3,700)

2009 versus 2008

For the twelve months ended December 31, 2009, other (expense) income, a net expense for the period, increased by approximately $11.3 million, or 305%, compared to the twelve months ended December 31, 2008.  The following items significantly impacted other (expense) income between the periods:

•
Interest expense decreased by approximately $960,000 or 26%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to a decrease in the amount of amortization from the discounts on the convertible promissory notes as a majority of the notes were converted into Series A Preferred Stock during the third quarter of 2009.

•
Loss on the extinguishment of convertible promissory notes increased by approximately $12.2 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to the loss on extinguishment of certain Convertible Promissory Notes.

•	Interest income for the year ended December 31, 2009 decreased by approximately 98%, due to lower invested cash balances and interest rates.

Income Tax Benefit

In November 2008, the Company was approved by the New Jersey Economic Development Authority (the "NJEDA") to participate in the 2008 NJEDA Technology Business Tax Certificate Transfer Program.  This program enables approved, unprofitable technology companies based in the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits.  In November 2008, the Company received $527,180 of net proceeds ($563,959 gross proceeds less $36,779 of expenses incurred) from a third party related to the sale of approximately $7,297,000 of unused net operating loss carryovers for the State of New Jersey.  During December 2009 the Company was approved to sell additional net operating losses and research and development credits.  In January 2010, the Company received $80,402 ($93,718 gross proceeds less $13,316 of expenses incurred) from two third parties related to the sale of approximately $255,000 of unused net operating loss carryovers and approximately $71,000 of research and development tax credits for the State of New Jersey.

Liquidity, Capital Resources and Financial Condition

As of and for the year ended December 31,

	2009	Change	2008
Net cash used in operating activities	$(3,811,680)	$2,720,031	$(6,531,711)
Net cash used in investing activities	(44,426)	$3,158,225	(3,202,651)
Net cash provided by financing activities	2,972,323	$(4,333,152)	7,305,475
Net decrease in cash and cash equivalents	$(883,783)	$1,545,104	$(2,428,887)

Cash Used in Operating Activities

In 2009, cash used in operating activities totaled $3.8 million, a decrease of approximately $2.7 million from 2008. This is a result of the headcount reduction in 2009 as compared to 2008 as well as the reduction in interest payments due to the conversion of debt into equity in 2009 and the payment of interest with stock in 2009 as compared to cash interest payments made in 2008 on the convertible promissory notes.

Cash Used in Investing Activities

In 2009, cash used in investing activities totaled approximately $44,000, a decrease of approximately $3.1 million compared to the same period in 2008, due to the acquisition of Inventa in 2008, with $3 million paid in conjunction with issuing 20,000,000 shares of common stock to acquire the stock of Inventa Technologies (see Note 3 of the consolidated financial statements).

Cash Provided by Financing Activities

During the year ended December 31, 2009, cash provided by financing activities resulted from the following:
•	$339,000 in proceeds from the sale of 847,500 shares of our Common Stock at a price of $0.40 per share as part of a private placement.

•
$2,215,530  in proceeds from the sale of 6,330,080 shares of Common Stock at $0.35 per share and 6,330,080 Common Stock Warrants, exercisable at $0.40 per share for a period of one year as part of a private placement.

•
$50,000 in proceeds from the sale of 125,000 of our Common Stock at a price of $0.40 per share and 125,000 Common Stock Warrants exercisable at $0.50 per share that expire in one year as part of a private placement.

•	$115,000 for convertible promissory with an interest rate of 1%. The notes were immediately converted to 287,500 shares of our Common Stock.

•	$10,400 in proceeds from the exercise of 20,000 Common Stock options.

•	$50,000 in proceeds from a line of credit from a financial institution.

•	$500,000 in proceeds from the exercise of 500,000 Preferred Stock Warrants.

•	$307,606 in principal payments on long-term debt.

From time to time, we engage in private placement activities with accredited investors. The private placements sometimes consist of Units, which gives the investor shares of restricted common stock at a discount to the then-current market price, and a warrant to purchase a number of restricted shares of common stock at a fixed price set at a premium to the then-current market price. The warrants generally have a life of one to three years.

The Company had approximately $1.2 million in cash and cash equivalents on hand as of December 31, 2009. During the year ended December 31, 2009, the Company used approximately $318,000 per month for operating activities. As such, the Company secured additional financing to fund operations as follows:

During the first quarter of 2010, the Company issued 3,465,321 shares of Common Stock at $0.40 per share and 3,465,321 Common Stock Warrants, exercisable at $0.50 per share for a period of one year, for total gross proceeds of $1,386,128 as part of a private placement.

On March 12, 2010, the Company entered into an agreement (the “Agreement”) with Fletcher International, Ltd., a company organized under the laws of Bermuda (“Fletcher”), under which Fletcher has the right and, subject to certain conditions, the obligation to purchase up to $10,000,000 of the Company’s common stock in multiple closings as described below.  Fletcher also will receive a warrant to purchase up to $10,000,000 of the Company’s common stock.

At the initial closing under the Agreement, Fletcher has the right to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share. At subsequent closings, Fletcher has the right to purchase (a) up to an aggregate of $500,000 of the Company’s common stock at a price per share equal to the Prevailing Market Price (as defined therein), (b) up to an aggregate of $3,000,000 of the Company’s common stock at a price per share equal to the greater of (i) $1.25 per share, and (ii) the Prevailing Market Price, and (c) up to an aggregate of $5,000,000 of the Company’s common stock at a price per share equal to the greater of (i) $1.50 per share, and (ii) the Prevailing Market Price.  The Company can require such purchases if certain conditions are satisfied.

Under the Agreement, Prevailing Market Price is defined as the average of the daily volume-weighted average price for shares of the Company’s common stock for the forty business days ending on and including the third business day before the pricing event, but not greater than the average of the daily volume-weighted average price for shares of the Company’s common stock for any five consecutive or nonconsecutive business days in such forty day period.

The warrant to be issued to Fletcher covers $10,000,000 of the Company’s common stock, is exercisable at a price per share of $0.9030 subject to certain adjustments, is exercisable for nine years subject to certain extensions, and is exercisable on a net exercise basis. If certain conditions are satisfied, the warrant may be replaced with a new warrant covering $10,000,000 of the Company’s common stock with an exercise price per share of $3.00 subject to certain adjustments, a term of two years subject to certain extensions, and the same net exercise provisions. On March 22, 2010, the Company issued 11,074,197 Common Stock Warrants in conjunction with the Agreement.

On March 22, 2010, the Company issued 1,500,000 shares of the Company’s common stock at $1.00 per share for total gross proceeds of $1,500,000 in conjunction with the Fletcher Agreement.

The Company has suffered recurring losses from operations and has both a working and net capital deficiency that raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and/or obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. If further financing is not obtained, the Company may not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of our product and technology. The Company is actively in the process of seeking additional capital through private placements of equity and/or debt. At current cash levels, management believes it has sufficient funds to operate through the fourth quarter of 2010. Should additional financing not be obtained, the Company will not be able to execute its business plan and the recoverability of its intangible assets may become impaired. Management’s plans, if successful, will mitigate the factors that raise substantial doubt about the ability to continue as a going concern. Additionally, the Company may be able to mitigate these factors through the generation of revenue from the licensing of the second ACS product, if the development efforts are successful and the market demand continues for such products. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

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

Deferred Revenues

Deferred revenues consisted of annual support and maintenance fees paid in advance by customers. The fees are amortized into revenue ratably over the related contract period, generally twelve months, beginning with customer acceptance of the product. Deferred revenue also includes license fees for any customer who has been invoiced, but has not yet signed the customer acceptance of delivery and acknowledgment form as required under our revenue recognition policy. For Inventa, revenue contracts are generally for a period of one year or more. The billing frequencies vary, based on the contract. Revenue is deferred until services are rendered.

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

The Company’s judgment, assumptions and estimates used for the current tax provision take into account the potential impact of the interpretation of Accounting Standards Codification Subtopic 740-10 ("ASC 740-10")  issued by the Financial Accounting Standards Board, and its interpretation of current tax laws and possible future audits conducted by the U.S. tax authorities. ASC 740-10 requires that the Company examine the effects of our tax position, based on the use of our judgments, assumptions, and estimates when it is more likely than not, based on technical merits, that our tax position will be sustained if an examination is performed. The Company adopted the provisions of ASC 740-10 on January 1, 2007.

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
The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, the Company will defer revenue based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element, as determined by the price charged when the element is sold separately.  If the VSOE of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software license arrangements, which comprise prepaid license and maintenance and support fees, is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery or performance has occurred;
•
The arrangement fee is fixed or determinable.  If the Company cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due; and

•	Collection is reasonably assured.

Research and Development Expenses

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

Recent Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative U.S. GAAP in one comprehensive set of guidance organized by subject area. Subsequent revisions to U.S. GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).  The Company adopted the provisions of the guidance in the third quarter of 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASC 820, “Fair Value Measurements and Disclosures”, in two steps; effective January 1, 2008, the Company adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. This guidance establishes a new framework for measuring fair value and expands related disclosures. This framework does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Adoption of this guidance did not have a significant impact on our accounting for financial instruments.

Effective April 1, 2009, the FASB amended ASC 820 in relation to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. Adoption of this amendment did not have a significant effect on our consolidated financial statements.

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which is effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption will not impact the Company’s financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures”. ASU No. 2009-05 amends Topic 820 of the ASC by providing additional guidance clarifying the measurement of liabilities at fair value.  The amendments did not have a significant effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued ASC 470, an accounting standard related to convertible debt instruments which may be settled in cash upon conversion (including partial cash settlement). ASC 470 requires the issuing entity of such instruments to separately account for the liability and equity components to represent the issuing entity’s nonconvertible debt borrowing interest rate when interest charges are recognized in subsequent periods. The provisions of ASC 470 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of the effective date. The application of ASC 470 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities found within ASC 260, “Earnings Per Share.” This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted the guidance effective January 1, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure – Amendments for Nonpublic Entities” (“ASU 2009-06”).  ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates disclosure required by paragraph 740-10-50-15(a) through (b) for nonpublic entities.  The Company adopted ASU 2009-06 during the quarter ended September 30, 2009. The adoption of ASU 2009-06 had no impact on the Company’s financial position or results of operations as of or for the year ended December 31, 2009.

In September 2009, the FASB ratified ASU No. 2009-13 (“ASU 2009-13”). ASU 2009-13 addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company does not believe that the adoption of ASU 2009-13 will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements” (“ASU 2009-14”). ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-14 retrospectively. In either case, early adoption is permitted. The Company does not believe that the adoption of ASU 2009-14 will have a material effect on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Fiscal 2009 Quarters Ended
	March 31	June 30	September 30	December 31	Year ended December 31, 2009
Revenues	$1,388,357	$1,369,587	$1,378,373	$1,675,365	$5,811,682
Gross profit	162,587	137,753	96,802	414,703	811,845
Net loss applicable to common shares	(3,103,363)	(3,909,683)	(15,868,592)	(2,428,050)	(25,309,688)
Basic and diluted net loss per common share	(0.03)	(0.04)	(0.17)	(0.02)	(0.27)
Shares used in computing basic and diluted net loss per share	90,648,369	92,518,076	95,616,762	101,194,756	95,026,487

	Fiscal 2008 Quarters Ended
	March 31	June 30	September 30	December 31	Year ended December 31, 2008
Revenues	$32,384	$5,422,539	$1,441,422	$1,386,384	$8,282,729
Gross profit	(12,035)	4,507,559	263,311	293,404	5,052,239
Net loss applicable to common shares	(4,736,460)	(155,412)	(3,828,952)	(2,907,760)	(11,628,584)
Basic and diluted net loss per common share	(0.08)	(0.00)	(0.04)	(0.08)	(0.15)
Shares used in computing basic and diluted net loss per share	57,792,266	71,986,666	90,648,369	90,648,369	77,847,729

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on management's evaluation, our Chief Executive Officer concluded that, as of December 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, migrating processes, or acquisition of subsidiaries.  As a result of the material weaknesses listed in the 2008 10-K, management has continued using the services of the third party contract consulting company to ensure compliance.

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

To evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, we concluded that at December 31, 2009, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2010 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2010 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2010 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2010 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2010 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

Consolidated Financial Statements

29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ANTs software inc.

We have audited the accompanying consolidated balance sheets of ANTs software inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2009.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2009.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANTs software inc. and subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring operating losses, decreasing liquidity, and negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weiser LLP

New York, NY
March 31, 2010

ANTS SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$1,168,024	$2,051,807
Accounts receivable	560,439	383,445
Notes receivable from customer	400,000	2,000,000
Restricted cash	-	125,000
Prepaid expense and other current assets	308,718	164,844
Total current assets	2,437,181	4,725,096

Property and equipment, net	360,078	399,093
Other intangible assets, net	4,671,084	5,504,081
Goodwill	22,761,517	22,761,517
Other assets	39,997	67,018
Total assets	$30,269,857	$33,456,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$1,805,157	$1,445,043
Line of credit	250,000	200,000
Current portion of other long-term debt	63,396	-
Current portion of convertible promissory notes, net of debt discount of $0 and $15,916, respectively	-	234,084
Deferred revenue	451,568	487,121
Total current liabilities	2,570,121	2,366,248

Long-term liabilities:
Convertible promissory notes, net of debt discount of $812,500 and $8,549,964, respectively	1,187,500	2,703,260
Other long-term debt	98,709	-
Deferred tax liability	344,000	344,000
Total liabilities	4,200,330	5,413,508

Commitments and contingencies

Stockholders' equity:
Preferred stock, 50,000,000 shares authorized	-	-
Series A convertible preferred stock, $0.0001 par value; 12,000,000 shares designated; 9,428,387 shares and -0- shares issued and outstanding as of December 31, 2009 and 2008, respectively (liquidation preference of $9,428,387 as of December 31, 2009)	943	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 101,892,993 and 90,648,369 shares issued and outstanding as of December 31, 2009 and 2008, respectively	10,189	9,065
Additional paid-in capital	139,297,697	115,963,846
Accumulated deficit	(113,239,302)	(87,929,614)
Total stockholders’ equity	26,069,527	28,043,297
Total liabilities and stockholders' equity	$30,269,857	$33,456,805

See accompanying notes to consolidated financial statements

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	2009	2008
Revenues:
Products	$32,250	$4,970,385
Services	5,779,432	3,312,344
Total revenues	5,811,682	8,282,729

Cost of revenues:
Products	-	511,993
Services	4,999,837	2,718,497
Total cost of revenues	4,999,837	3,230,490

Gross profit	811,845	5,052,239

Operating expenses:
Sales and marketing	1,733,576	2,155,211
Research and development	2,408,201	6,652,346
General and administrative	5,016,364	4,699,862
Total operating expenses	9,158,141	13,507,419

Operating loss	(8,346,296)	(8,455,180)

Other (expense) income:
Interest income	2,277	82,816
Other	(3,110)	(58,404)
Loss on extinguishment of convertible promissory notes	(12,279,380)	(49,940)
Interest expense	(2,715,047)	(3,675,056)
Total other (expense) income	(14,995,260)	(3,700,584)

Net loss before income tax benefit	(23,341,556)	(12,155,764)
Income tax benefit	80,402	527,180
Net loss	(23,261,154)	(11,628,584)

Deemed dividend related to beneficial conversion on Series A convertible preferred stock	(2,048,534)	-

Net loss applicable to common stockholders	$(25,309,688)	$(11,628,584)

Basic and diluted net loss per common share	$(0.27)	$(0.15)

Shares used in computing basic and diluted net loss per share	95,026,487	77,847,729

See accompanying notes to consolidated financial statements

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY (DEFICIT)
	Series A Convertible
	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount		Accumulated Deficit	Total
Balance at January 1, 2008	-	$-	57,398,445	$5,740	$74,957,098	$(76,301,030)	$(1,338,192)
Proceeds from private placements, net of cash commissions of $367,200	-	-	13,202,424	1,320	7,246,485	-	7,247,805
Shares issued in connection with acquisition of Inventa Technologies, Inc.	-	-	20,000,000	2,000	23,998,000	-	24,000,000
Beneficial conversion feature	-	-	-	-	1,355,586	-	1,355,586
Fair value of conversion feature upon modification of convertible promissory notes	-	-	-	-	5,226,069	-	5,226,069
Proceeds from option and warrant exercises	-	-	47,500	5	32,665	-	32,670
Stock-based compensation expense- employees	-	-	-	-	3,015,662		3,015,662
Stock-based compensation expense- non-employees	-	-	-	-	132,281	-	132,281
Net loss	-	-	-	-	-	(11,628,584)	(11,628,584)
Balance at December 31, 2008	-	-	90,648,369	9,065	115,963,846	(87,929,614)	28,043,297
Proceeds and subscriptions from private placements	-	-	7,427,580	743	2,653,786	-	2,654,529
Issuance of 287,500 warrants in connection with two 1% convertible notes	-	-	-	-	78,693	-	78,693
Beneficial conversion of two 1% convertible notes	-	-	-	-	20,125	-	20,125
Conversion of 1% notes	-	-	287,500	29	114,971	-	115,000
Extinguishment of 10% convertible promissory notes, net of commission	-	-	1,770,833	177	758,783	-	758,960
Stock issued to placement agent as commission for conversion of 10% convertible promissory notes	-	-	23,850	2	12,354	-	12,356
Stock issued for the extension of a 10% convertible promissory note and interest payments	-	-	57,548	6	32,796	-	32,802
400,000 shares of common stock and 300,000 warrants granted for consulting arrangements, subject to vesting	-	-	150,000	15	229,744	-	229,759
Stock issued for employee compensation under the 2008 Stock Plan, subject to vesting	-	-	1,273,097	127	426,450	-	426,577
Stock issued for non-employee compensation under the 2008 Stock Plan, subject to vesting	-	-	234,216	23	113,601	-	113,624
Stock-based compensation expense - employees	-	-	-	-	836,627	-	836,627
Stock-based compensation expense - non-employees	-	-	-	-	135,161	-	135,161
Exercise of common stock options	-	-	20,000	2	10,398	-	10,400
Extinguishment of promissory notes and related accrued interest	8,928,387	893	-	-	15,361,878	-	15,362,771
Exercise of preferred stock warrants	500,000	50	-	-	499,950	-	500,000
Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	-	-	-	2,048,534	(2,048,534)	-
Net loss	-	-	-	-	-	(23,261,154)	(23,261,154)
Balance at December 31, 2009	9,428,387	$943	101,892,993	$10,189	$139,297,697	$(113,239,302)	$26,069,527

See accompanying notes to consolidated financial statements

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008
Cash flows from operating activities:
Net loss	$(23,261,154)	$(11,628,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,023,745	827,155
Amortization of debt issuance costs	2,032,641	83,404
Amortization of discount on notes payable	-	2,509,496
Amortization of warrant issued to customer	-	57,674
Stock-based compensation expense	1,511,989	3,147,942
Stock-based interest expense	32,802	-
Stock-based consulting expense	229,760	-
Loss on extinguishment of convertible promissory notes	12,279,380	49,940
Loss (gain) on disposal of fixed assets	-	78,645
Changes in operating assets and liabilities:
Accounts receivable	(176,994)	348,395
Restricted cash	125,000	67,574
Prepaid expenses and other current assets	14,408	83,424
Notes receivable from customer	-	(2,500,000)
Payments received on notes receivable from customer	1,600,000	500,000
Other assets	27,020	(12,582)
Accounts payable and other accrued expenses	785,276	(53,310)
Deferred revenue	(35,553)	(90,884)
Net cash used in operating activities	(3,811,680)	(6,531,711)

Cash flows from investing activities:
Purchases of property and equipment	(44,426)	(161,068)
Proceeds from disposal of property and equipment	-	5,861
Acquisition of Inventa, net of cash acquired	-	(3,047,444)
Net cash used in investing activities	(44,426)	(3,202,651)

Cash flows from financing activities:
Proceeds from private placements - equity, net of cash commissions	2,604,529	7,247,805
Proceeds from private placements - convertible promissory notes, net of commissions	115,000	-
Proceeds from exercise of options and warrants	10,400	32,670
Proceeds from exercise of preferred stock warrants	500,000	-
Net proceeds from line of credit	50,000	25,000
Principal payments on long-term debt	(307,606)	-
Net cash provided by financing activities	2,972,323	7,305,475

Net decrease in cash and cash equivalents	(883,783)	(2,428,887)
Cash and cash equivalents at beginning of year	2,051,807	4,480,694
Cash and cash equivalents at end of year	$1,168,024	$2,051,807

See accompanying notes to consolidated financial statements

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$462,024	$1,003,358
Non-cash investing and financing activities:
Prepaid insurance premiums financed by a loan	$69,514	$-
Assets acquired under capital leases	150,197
Extinguishment of 1% promissory notes to common stock	115,000	-
Extinguishment of 10% promissory notes to common stock, net of commission	771,316	-
Common stock issued to placement agent for note conversion into common stock	13,356	-
Extinguishment of promissory notes and issuance of Series A convertible preferred stock	3,154,063	-
Payment of accrued interest with Series A convertible preferred stock	425,161	-
Common stock subscription receivable	50,000	-
Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	2,048,534
Common stock issued to placement agent allocated to additional paid-in capital	-	51

See accompanying notes to consolidated financial statements

ANTS SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Nature of Operations

ANTs software inc. developed the ANTs Compatibility Server and continues to develop additional Compatibility Server products. The ANTs Compatibility Server ("ACS") brings the promise of a fast, cost-effective method to move applications from one database to another and enables enterprises to achieve cost efficiencies by consolidating their applications onto fewer databases. The Company’s IT managed services and professional services division provides pre- and post-sales services related to the ACS and application migration, application and database architecting, monitoring and management.

Principles of Consolidation

The consolidated financial statements include the accounts of ANTs software inc. and its wholly-owned subsidiary, Inventa Technologies, Inc. ("Inventa") from the date of acquisition of Inventa on May 30, 2008, through December 31, 2009 (collectively referred to as the "Company"). All significant intercompany transactions and accounts have been eliminated.

2. Significant Accounting Policies

Basis of Presentation and Continuation as a Going Concern

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and contemplate continuation of ANTs software inc. (the “Company”) as a going concern.  However, the Company has suffered recurring losses from operations and has a working and net capital deficiency that raises substantial doubt about the Company’s ability to continue as a going concern.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a net accumulated deficit during its years of operations totaling $113,239,302, as of December 31, 2009. The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and/or obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. If further financing is not obtained, the Company may not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of our product and technology. The Company is actively in the process of seeking additional capital through private placements of equity and/or debt. At current cash levels, management believes it has sufficient funds to operate through the fourth quarter of 2010. Should additional financing not be obtained, the Company will not be able to execute its business plan and the recoverability of its intangible assets may become impaired. Management’s plans, if successful, will mitigate the factors that raise substantial doubt about the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There have been no major changes in the Company’s significant accounting policies during the year ended December 31, 2009. The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the consolidated financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis , the Company evaluates its estimates and assumptions including, but not limited to, allowance for doubtful accounts receivable, recoverability of long-lived and intangible assets, the fair value of the warrants and debt issued in conjunction with the issuance of the promissory notes, the fair value of the warrants extended and the Series A Convertible Preferred Stock (“Series A”) issued in conjunction with the extinguishment of promissory notes and assumptions incorporated in determining stock-based compensation.  Actual results could differ from these estimates.

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

Allowance for Doubtful Accounts

In general, allowances for doubtful accounts may be maintained to reserve for potentially uncollectible trade receivables. Management reviews trade receivables to identify customers with known disputes or collection issues.  The Company may also provide a reserve based on the age of the receivable. In determining any reserve, judgments are made about the credit-worthiness of the customer based on ongoing credit evaluations. Historical level of credit losses and current economic trends that might impact the level of future credit losses are also considered. Receivable balances are written off when the company determines they are uncollectible.

Charged to
	Beginning	Operating		Ending
	Balance	Expenses	Deductions	Balance
Allowance for doubtful accounts:
Years Ended December 31,
2009	$-	$-	$-	$-
2008	$-	$-	$-	$-

Restricted Cash

Restricted cash consisted of a 365-day certificate of deposit in the principal amount of $125,000 as of December 31, 2008 and was held by Silicon Valley Bank with an annual interest rate of 0.75% that matures each year on July 31. The funds were pledged to collateralize the Company's revolving credit card facility. Management closed the revolving credit card facility during 2009. As of December 31, 2008, amounts due on the credit card facility were included in accounts payable and other accrued expenses on the Consolidated Balance Sheets. There were no amounts due on the credit card facility as of December 31, 2009.

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

Goodwill and Intangible Assets

Goodwill is tested for impairment on an annual basis as of December 31, or whenever impairment indicators arise. The Company utilizes one reporting unit in evaluating goodwill for impairment and assesses the estimated fair value of the reporting unit based on discounted future cash flows. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, further analysis will take place to determine whether or not the Company should recognize an impairment charge. As part of the Company’s analysis, the company considered the estimated future revenues of the existing services division’s contracts on a contract by contract basis using renewal rates of 0 to 100% and assumed a growth rate of 5% for new contacts. For the estimated future revenues from the Company’s Global OEM agreement, the Company used its best estimate of future contracts and discounted the revenues from those contracts by 35%.

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

Revenue Recognition

Revenues consist of product revenues representing sales of customized platforms using our intellectual property, licenses and royalties and services revenues representing managed and professional services fees for maintenance and support services. Maintenance and support revenue is deferred and recognized over the related contract period, generally twelve months, beginning with customer acceptance of the product. The Company uses the residual method to recognize revenue if a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, the Company will defer revenue based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element, as determined by the price charged when the element is sold separately.  If the VSOE of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software license arrangements, which comprise prepaid license and maintenance and support fees, is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery or performance has occurred;
•
The arrangement fee is fixed or determinable.  If the Company cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due; and

•	Collection is reasonably assured.

Research and Development Expenses

Costs related to the research, design, and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ends when a product is available for general release to customers. Generally, products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. The expense recognized for the years ended December 31, 2009 and 2008 was approximately $8,000 and $18,000, respectively.

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

Recent Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative U.S. GAAP in one comprehensive set of guidance organized by subject area. Subsequent revisions to U.S. GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).  The Company adopted the provisions of the guidance in the third quarter of 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASC 820, “Fair Value Measurements and Disclosures”, in two steps; effective January 1, 2008, the Company adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. This guidance establishes a new framework for measuring fair value and expands related disclosures. This framework does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Adoption of this guidance did not have a significant impact on our accounting for financial instruments.

Effective April 1, 2009, the FASB amended ASC 820 in relation to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. Adoption of this amendment did not have a significant effect on our consolidated financial statements.

In January 2010, the FASB issued ASU No 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” and amended the existing disclosure guidance on fair value measurements, which is effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption will not impact the Company’s financial position or results of operations.

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

In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure – Amendments for Nonpublic Entities” (“ASU 2009-06”).  ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates disclosure required by paragraph 740-10-50-15(a) through (b) for nonpublic entities.  The Company adopted ASU 2009-06 during the quarter ended September 30, 2009. The adoption of ASU 2009-06 had no impact on the Company’s financial position or results of operations as of or for the year ended December 31, 2009.

In September 2009, the FASB ratified ASU No. 2009-13 (“ASU 2009-13”). ASU 2009-13 addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company does not believe that the adoption of ASU 2009-13 will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements” (“ASU 2009-14”). ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-14 retrospectively. In either case, early adoption is permitted. The Company does not believe that the adoption of ASU 2009-14 will have a material effect on its consolidated financial statements.

3. Business Combination

On May 30, 2008 the Company completed the acquisition of Inventa, a Delaware corporation. Inventa was acquired in order to expand the Company's presence in the database compatibility and consolidation technology market by using Inventa's workforce to increase exposure to the market. The acquisition was accounted for as a purchase business combination and, accordingly, a portion of the purchase price was allocated to the tangible assets, liabilities assumed and identifiable intangible assets. The balance of the purchase price was allocated to goodwill. Fair values were estimated using the discounted cash flow method based on information then available, including estimates of future operating results. The primary method used in determining fair value estimates was the income approach, which attempts to estimate the income producing capability of the asset. The Company issued 20,000,000 shares valued at $1.20 per share to the shareholders of Inventa. The value of the Company's stock was valued at the average fair market value of the Company's free trading shares from two days before the date of announcement through two days after the date of the announcement.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Purchase price:
Cash paid to seller	$3,000,000
Deferred tax liability	344,000
Fair value of common stock issued to seller	24,000,000
Fair value of convertible notes payable issued to seller	1,355,586
Acquisition costs, comprised of legal and accounting fees	57,357

Total purchase price	$28,756,943

Net assets acquired:
Assets acquired:
Cash	$9,913
Accounts receivable	734,886
Prepaids and other current assets	59,567
Property and equipment	153,277
Security deposit	20,015

Total	977,658

Less liabilities assumed:
Line of credit	175,000
Trade payables and other accrued expenses	268,045
Deferred revenues	529,187

	972,232

Tangible assets in excess of liabilities assumed	5,426

Intangible assets:
Trade name	860,000	(Indefinite life)
Propriety technology	3,200,000	(5 year life)
Customer relationships	1,930,000	(10 year life)

Identified intangible assets	5,990,000
Goodwill	22,761,517

Total purchase price	$28,756,943

Had the acquisition of Inventa taken place at January 1, 2008, the pro forma consolidated results of operations would have had revenues totaling $10,532,003 (unaudited) for the year ended December 31, 2008; net loss totaling $11,884,574 (unaudited) for the year ending December 31, 2008; and net loss per share - basic and diluted totaling $(0.15) (unaudited) for the year ended December 31, 2008. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4. Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Net loss applicable to common shareholders for 2009 was adjusted to take into effect a deemed dividend related to a beneficial conversion feature on Series A Convertible Preferred Stock in the amount of $2,048,534.

The following table presents the calculation of basic and diluted net loss per common share for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the Company had 8,467,198 and 10,402,512 anti-dilutive shares of Common Stock related to stock options, respectively. At December 31, 2009 and 2008, the Company had 2,500,000 and 12,106,115 anti-dilutive shares of Common Stock related to convertible promissory notes. At December 31, 2009 and 2008, warrants for the purchase of 16,125,522 and 4,557,941 shares of Common Stock, respectively, were anti-dilutive. At December 31, 2009 and 2008, the Company had 26,938,249 and -0- anti-dilutive shares of Common Stock related to convertible Preferred Stock, respectively.  These anti-dilutive instruments are not included in the calculation of basic and diluted net loss per common share.

	Loss Applicable to	Common	Loss per
	Common Shares	Shares	Common
	(Numerator)	(Denominator)	Share
Year ended December 31, 2009
Basic and diluted net loss per share	$(25,309,688)	95,026,487	$(0.27)
Year ended December 31, 2008
Basic and diluted net loss per share	$(11,628,584)	77,847,729	$(0.15)

5. Prepaid Expenses and Other Current Assets

As of December 31, 2009 and 2008, prepaid expenses consisted of the following items:

	2009	2008
Prepaid Insurance and Employee-related	$47,517	$38,403
Unbilled Revenue	-	13,415
Prepaid Marketing	5,000	2,064
Subscriptions Receivable	50,000	-
Receivable from sale of tax losses	80,402	-
Prepaid debt issuance costs	-	4,121
Other	125,799	106,841
	$308,718	$164,844

6. Property and Equipment

Property and equipment, summarized by major category, at December 31, 2009 and 2008 was as follows:

	2009	2008

Computers and software	$737,894	$609,221
Furniture and fixtures	177,785	154,729
Leasehold improvements	105,650	202,450
Total property and equipment	1,021,329	966,400
Less: accumulated depreciation and amortization	(661,251)	(567,307)
Property and equipment, net	$360,078	$399,093

Depreciation expense for 2009 and 2008 was approximately $191,000 and $341,000, respectively. As of December 31, 2009 and 2008, net property of approximately $304,000 and $226,000, had been used as collateral on the line of credit discussed in Note 12. During the year ended December 31, 2008, the Company determined that $1,535,301 of equipment was obsolete or should be sold. As a result, accumulated depreciation was reduced by $1,450,805.

Total assets under capital lease as of December 31, 2009 and 2008 was $107,307 and $-0-, respectively. There was no capital lease amortization included in depreciation expense for the years ended December 31, 2009 and 2008, respectively.

7. Intangible Assets

Intangible assets at December 31, 2009 and 2008 consisted of the following:

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$22,761,517	-	$22,761,517	$22,761,517	-	$22,761,517

Trade name (indefinite useful life)	$860,000	$-	$860,000	$860,000	$-	$860,000
Proprietary technology (5-year useful life)	3,200,000	(1,013,333)	2,186,667	3,200,000	(373,333)	2,826,667
Customer relationships (10 year useful life)	1,930,000	(305,583)	1,624,417	1,930,000	(112,586)	1,817,414

	$5,990,000	$(1,318,916)	$4,671,084	$5,990,000	$(485,919)	$5,504,081

Aggregate amortization expense for the years ended December 31, 2009 and 2008 was $832,997 and $485,919, respectively.

Estimated amortization expense for the intangible assets for the next five years is as follows:

	2010	2011	2012	2013	2014
Proprietary technology (5-year useful life)	$640,000	$640,000	$640,000	$266,667	$-
Customer relationships (10 year useful life)	193,000	193,000	193,000	193,000	193,000
	$833,000	$833,000	$833,000	$459,667	$193,000

8. Accounts Payable and Other Accrued Expenses

At December 31, 2009 and 2008, accounts payable and other accrued expenses consisted of the following:

	2009	2008

Trade payables	$1,410,567	$900,176
Accrued bonuses and commissions payable	257,236	180,111
Accrued vacation payable	87,354	77,175
Accrued interest on convertible promissory notes	50,000	287,581
Total	$1,805,157	$1,445,043

9. Deferred Revenues

Deferred revenue is comprised of license fees and annual maintenance and support fees. License fees are recognized upon customer acceptance of the product. Annual maintenance and support fees are amortized ratably into revenue in the statements of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product.

Deferred revenue activity for the years ended December 31, 2009 and 2008 was as follows:
	2009		2008
Beginning balance		$487,121		$48,818
Invoiced current year		1,952,801		3,255,842
Deferred revenue recognized from prior year	(487,121)		(36,606)
Invoiced and recognized current year	(1,501,233)		(2,780,933)
Total revenue recognized current year		(1,988,354)		(2,817,539)
Ending balance		$451,568		$487,121

10. Industry Segment, Customer and Geographic Information

The Company operates in a single industry segment, computer software. All of the Company’s assets and employees are located in the United States. The organization is primarily structured in a functional manner. During the periods presented, the current Chief Executive Officer was identified as the Chief Operating Decision Maker (CODM) as defined by accounting standards. Generation of revenues from ADS and ACS were not segregated from operating expenses between those incurred for maintenance and support of ADS and research and development expenses incurred on ACS. Therefore the CODM reviews consolidated financial information on revenues, gross margins and operating expenses; discrete information between ADS and the ACS product under development, is not currently maintained or reviewed.

Customer Information

For the year ended December 31, 2009, $5,664,080, or 97%, of the Company’s revenues were derived from three customers, which represented $3,859,378, $1,436,035 and $368,667, or 66%, 25% and 6% of the Company’s total revenues, respectively. For the year ended December, 31, 2008, $7,585,933, or 92%, of the Company’s revenues were derived from three customers, which represented $3,611,441, $2,376,871 and $1,597,621, or 44%, 28% and 20% of the Company’s total revenues, respectively.

At December 31, 2009, three customers accounted for 92% (Customer A was 69%, Customer B was 12% and Customer C was 11%) of the trade accounts receivable balance of $560,439.  At December 31, 2008, three customers accounted for 82% (Customer A was 24%, Customer B was 45% and Customer C was 13%) of the trade accounts receivable balance of $383,445.

Geographic Information

Revenues by geographic area were as follows:

	Years ended December 31,
	2009		2008
Domestic	$5,811,682	100%	$8,280,939	100%
International	-		1,790	0%

Total	$5,811,682	100%	$8,282,729	100%

11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”.  The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	2009		2008
	Amount	Percent	Amount	Percent
U.S. federal income tax benefit
at federal statutory rate	$(8,169,545)	-35.0%	$(4,070,005)	-35.0%
Sale of net operating loss carryovers	(52,262)	-0.2%	(527,180)	-4.5%
Other permanent items	963,880	4.2%	474,033	4.0%
Change in valuation allowance	7,177,525	30.7%	3,588,529	30.9%
Other	-	0%	7,443	0.1%
Total	$(80,402)	-0.3%	$(527,180)	-4.5%

Due to our loss position for the years ended December 31, 2009 and 2008, there was no provision for income taxes during these periods.

In November 2008, the Company was approved by the New Jersey Economic Development Authority (the "NJEDA") to participate in the 2008 NJEDA Technology Business Tax Certificate Transfer Program.  This program enables approved, unprofitable technology companies based in the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits.  In November 2008, the Company received $527,180 of net proceeds ($563,959 gross proceeds less $36,779 of expenses incurred) from a third party related to the sale of approximately $7,297,000 of unused net operating loss carryovers for the State of New Jersey.  During December 2009 the Company was approved to sell additional state tax assets.  In January 2010, the Company received $80,402 ($93,718 gross proceeds less $13,316 of expenses incurred) from two third parties related to the sale of approximately $255,000 of unused net operating loss carryovers and approximately $71,000 of research and development tax credits for the State of New Jersey. As of December 31, 2009, the Company recorded a tax loss receivable in the amount of $80,402 as a component of prepaid expense and other current assets.

Based upon the Company's history of losses, management believes it is more likely than not that the total deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2009 and 2008.

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred long-term tax assets:
Net operating loss carryforward	$45,903,727	$44,120,237
Research tax credit carryforward	2,830,976	2,515,581
Expenses deductible in later years	5,499,360	132,922
Non-Cash interest expense	-	1,827,147

Gross deferred tax assets	54,234,063	48,595,887
Less: valuation allowance	(52,429,344)	(46,543,887)

Total	1,804,719	2,052,000

Deferred long-term tax liabilities:
Excess book basis over
tax basis of assets acquired	(2,148,719)	(2,396,000)

Total	(2,148,719)	(2,396,000)

Net deferred tax liabilities	$(344,000)	$(344,000)

As of December 31, 2009, we had net operating loss carryforwards of approximately $118.2 million for federal tax purposes and $79.0 ("NOL's") million for state tax purposes. If not earlier utilized, the federal net operating loss carryforwards will expire in various years from 2010 through 2029 and the state net operating loss carryforwards will expire in various years from 2016 through 2029.

Following is a summary of the years in which the NOL's will expire:

	Federal NOL's	State NOL's

2010-2012	$3,045,000	$13,038,000
2013-2016	-	32,038,000
2017-2020	28,062,000	23,204,000
2021-2024	39,755,000	-
2025-2029	47,296,000	10,685,000
Total	$118,158,000	$78,965,000

Section 382 limits the use of the NOL's based on the purchase price and the existing applicable Federal Rate ("AFR"). For the Inventa acquisition in May of 2008, the AFR was 4.4%. As the purchase price was $28.5 million, the result is an annual limitation of $731,500. For 2008 it is prorated to $426,700. If the Company does not use the loss in a given year, the unused limit can be carried forward until the NOL's expire. The NOL’s listed in the table above are gross NOL’s without regard to Section 382 limitations.  In addition as Inventa is part of a consolidated group, the Company is subject to a Separate Return Limitation Year ("SRLY") that limits the losses from the years prior to the purchase to the profits of Inventa.  Any losses after May 2008 are not subject to either limitation and can be used fully to offset profits of Inventa or ANTs.

As of December 31, 2009, we had research credit carryforwards of approximately $2.2 million for federal tax purposes and $1.8 million for state tax purposes. If not earlier utilized the federal research credit carryforwards will expire in various years from 2012 through 2029. The state research credit carries forward indefinitely until utilized.

A summary of the valuation allowance for the Company's deferred tax assets is as follows:

	Charged to
	Beginning	Deferred Tax		Ending
	Balance	Assets	Deductions	Balance
Deferred Tax Allowance Accounts:
Years Ended December 31,
2009	$46,543,887	$5,885,457	$-	$52,429,344
2008	$27,152,471	$21,443,416	$-	$48,595,887

Uncertain Tax Positions

Under accounting standards, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. On January 1, 2007, the Company reduced its deferred tax asset and valuation allowance by $685,000 upon adopting this standard.

A reconciliation of the beginning and ending amount of the liability for unrealized income tax benefits during the tax years ended December 31, 2009 and 2008 is as follows:

Balance at January 1, 2008	$684,954
Additions for tax positions related to the year ended December 31, 2008	-
Balance at December 31, 2008	$684,954

Balance at January 1, 2009	$684,954
Additions for tax positions related to the year ended December 31, 2009	-
Balance at December 31, 2009	$684,954

The $684,954 of unrealized tax benefits, if realized, will affect our effective income tax rate without regard to the valuation allowance. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. No amount is accrued for interest or penalties in the statement of operations or in the statements of financial position as of December 31, 2009 and 2008. The Company does not expect a significant increase or decrease in unrecognized tax benefits within 12 months of the reporting date. The only major tax jurisdictions are the United States, California and New Jersey. The tax years 1995 through 2009 remain open and are subject to examination by the appropriate governmental agencies in the U.S and 1998 through 2009 in California and New Jersey.

12. Debt

Debt consists of the following at December 31, 2009 and 2008:

Type	Issue Date	Due Date	Extinguishment Date	Stated Interest Rate	Effective Interest Rate	2009	2008

Convertible Promissory Note	March 2007	August 2009	October 2009	10%	29.55%	$-	$250,000

Convertible Promissory Notes	May 2008	February 2011	May and July 2009	10%	N/A	2,000,000	3,245,000

Convertible Promissory Notes	May 2008	February 2011	May and July 2009	10%	85.66% - 86.34%	-	5,005,000

Convertible Promissory Notes with Attached Warrants	May 2008	February 2011	July 2009	10%	N/A	-	3,003,226

Capital lease	December 2009	September 2012	-	6.83%	6.83%	150,197	-

Note for Financed Insurance Premiums	April 2009	January 2010	N/A	7.30%	7.30%	11,908	-

Line of Credit	May 2008	August 2010	N/A	LIBOR + 2%	2.44%	250,000	200,000

Total debt						2,412,105	11,703,226

Less discount on convertible promissory notes						(812,500)	(8,565,882)

Less current portion, including line of credit						(313,396)	(434,084)

Long-term portion of debt						$1,286,209	$2,703,260

Scheduled future maturities of debt are as follows at December 31,
2010	$313,396
2011	2,055,004
2012	43,705
2013	-
Thereafter	-
Total	2,412,105
Less discounts on notes payable	(812,500)
Net value of debt at December 31, 2009	$1,599,605

“J” Unit Sales

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

The Company allocated the proceeds between the common stock and the Notes to determine whether or not a beneficial conversion feature existed as part of the Notes. The Common Stock issued in connection with the December 2006 J Units was valued at $1,265,444 (restated). The notes were then evaluated and deemed to have a beneficial conversion feature with an intrinsic value of $435,444 (restated), which was recorded to Discount on Notes Payable with the offset going to Additional Paid-in Capital. In addition, the Company paid cash and issued stock commissions to a placement agent in connection with the issuance of the December 2006 J Units. Cash commissions of $40,000 were paid to the placement agent; 10,380 shares of common stock were issued to the placement agent; and the Company agreed to issue 9,080 shares of Common Stock to the placement agent upon conversion of the Notes. The Common Stock issued to the placement agent was valued at $23,874 (restated) based on market value of the Company's stock on the date the Company issued the J Units. Based on these commissions, the Company recognized prepaid debt issuance costs of $23,713 (restated) and Additional Paid-in Capital was reduced by $25,150 (restated). The Discount on Convertible Notes Payable issued in December 2006 totaled $700,888. The Notes were extinguished in May 2008 as discussed below.

The Common Stock issued in connection with the January and March 2007 J Units was valued at $6,849,423 (restated). The notes were then evaluated and deemed to have an embedded conversion feature with an intrinsic value of $2,026,923 (restated), which was recorded to Discount on Notes Payable with the offset going to Additional Paid-in Capital. In addition, the Company paid cash and issued stock commissions to a placement agent in connection with the issuance of the 2007 J Units. Cash commissions of $1,100,000 were paid to the placement agent; 145,440 shares of common stock were issued to the placement agent; and the Company agreed to issue 127,200 shares of Common Stock to the placement agent upon conversion of the Notes. The Common Stock issued to the placement agent was valued at $449,228 (restated) based on the market value of the Company's stock on the date the Company issued the J Units. Based on these commissions, the Company recognized prepaid debt issuance costs of $584,166 (restated) and Additional Paid-in Capital was reduced by $956,061 (restated). The Discount on Convertible Notes Payable issued in January and March 2007 totaled $3,376,346. The Notes were extinguished in May 2008 as discussed below.

Convertible Promissory Notes with Warrants

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

Upon original issuance, the Company allocated the proceeds of these sales between the warrants and the notes based on their relative fair values. The allocation resulted in a total discount of $479,829 (restated) related to the warrants for the Notes issued in October and December 2007. In addition, the Note issued in October 2007 had a beneficial conversion feature based on the computed fair value of the note. The Company recorded a discount of $191,363 for the beneficial conversion feature. The total discount issued in relation to these notes was $671,192.

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

On the date of modification the discounted present value of the cash flows of the modified convertible promissory notes (the "Modified Notes") was compared with the discounted present value of the Notes to determine whether the change in cash flows exceeded 10% of the carrying value of the Notes. Based on this test, all of the Notes were deemed extinguished. Upon extinguishment, the Company recorded a loss on the extinguishment of $49,940.

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

During the year ended December 31, 2009, the Company repaid $50,000 of a $250,000 Convertible Promissory Note and extended the due date of the remaining $200,000 from March 20, 2009 to the earlier of August 20, 2009 or the receipt of $2,000,000 in financing. The Company also agreed to issue 5,000 shares of the Company’s Common Stock for each month or fraction thereof during which the note is outstanding, with no other terms being modified. This extension was not considered a significant modification of the debt. The holder of the note also agreed to accept shares of the Company’s stock in consideration for interest payments. For the year ended December 31, 2009, the Company recorded $32,802 to stockholders’ equity relating to shares of Common Stock that were issued for the note extension and interest payments. On September 30, 2009, this note holder subscribed to $150,000 of Common Stock and associated Common Stock Warrants as part of a Private Placement as more fully described in Note 14. On October 21, 2009 the Company paid the note holder $50,000 in cash, issued 57,548 Common Shares due for interest, and offset the holder’s stock subscription receivable of $150,000 in order to satisfy the $200,000 Convertible Promissory Note and interest payable.

During the year ended December 31, 2009, the Company reduced the conversion price of a $125,000, 10% Convertible Promissory Notes from $1.20 to $0.60 and reduced the conversion price of three 10% Convertible Promissory Notes totaling $625,000 from $0.80 to $0.40 to induce conversion of the notes into Common Stock. The other terms of the Notes remained unchanged. Immediately after the reduction in the conversion price, the 10% Convertible Promissory Note totaling $125,000 was converted into 208,333 Common Shares at $0.60 per share and the three 10% Convertible Promissory Notes totaling $625,000 were converted into 1,562,500 Common Shares at $0.40 per share. The Company recorded the fair value of the additional 885,417 shares of Common Stock issued due to the reduced conversion price and recorded a loss on the extinguishment of the convertible promissory notes totaling $495,833, which is equal to the fair value of the additional shares of Common Stock transferred resulting from the inducement. This amount was based on the closing price of the stock on the date of conversion of $0.56 per share. In conjunction with the conversion, the Company issued 23,850 shares of Common Stock, with a fair value of $0.56 per share, to the placement agent as a commission per the original agreement.

During the year ended December 31, 2009, the Company entered into agreements with certain Promissory Note holders to convert their notes into newly designated Series A Convertible Preferred Stock (“Preferred Stock”) as of July 1, 2009. The total aggregate principal amount owed under the notes totaling $8,503,226, plus accrued and unpaid interest through the date of the conversion totaling $425,161, was converted into 8,928,387 shares of Preferred Stock. Each share of Preferred Stock is convertible into approximately 2.86 shares of Common Stock. In addition to the note conversion, three outstanding Common Stock Warrants held by one of the Promissory Note holders for the purchase of an aggregate amount of 3,002,150 shares of Common Stock, at a price of $0.80 per share, had been extended for one year. The Company accounted for this transaction as a loss on extinguishment. The Company recorded a loss on the transaction totaling $11,783,547, which is derived from the sum of the fair value of the Preferred Stock issued ($14,455,484), the additional fair value given in conjunction with the extension of the expiration date of the Common Stock Warrants ($184,513), and the additional fair value given in conjunction with the payment of the accrued interest in Preferred Stock ($297,613) less the carrying value of the Promissory Notes ($3,154,063), which is net of a discount of $5,349,163. See Note 15 related to the portion of this transaction that was with a related party, Constantin Zdarsky. The fair value of the Preferred Stock was determined to be $1.70 per share on July 1, 2009 based on an independent valuation. The fair value of the Preferred Stock was estimated using the Black-Scholes / Noreen-Wolfson Option Pricing Methodology with the following assumptions: dividend yield of 0%, risk-free interest rate of 1.0%, an expected life of three and five years and expected stock price volatility of 1.0 and 1.3 to correspond with expected life assumptions. The ability of the Company to satisfy the liquidation preference has also been considered. The additional fair value related to the one year extension of the warrants was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.09, expected life of two years and risk-free interest rate of 1.6%.

Line of Credit

On May 30, 2008, the Company assumed a revolving credit facility (the "Facility") in connection with the acquisition of Inventa, which remains in force through May 15, 2010. The Facility consists of a $250,000 revolving line of credit which bears interest at a daily rate of LIBOR plus 2.00% (0.231% and 0.436% at December 31, 2009 and 2008, respectively). At December 31, 2009 and 2008, there was $250,000 and $200,000 outstanding, respectively, under the line of credit and $0 and $50,000 available, respectively, pursuant to the terms of the Facility. There are no commitment fees due under the facility. The terms of the Facility require consecutive monthly interest-only payments with the principal due on August 1, 2010. The Facility is secured by all of the assets of Inventa.

Convertible Promissory Notes Related to Acquisition of Inventa Technologies, Inc.

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

1% Convertible Promissory Notes

During the year ended December 31, 2009, the Company issued two existing shareholders 1% Convertible Promissory Notes convertible at $0.40 per share and 287,500 Common Stock Warrants with an exercise price of $0.47 per share for total gross proceeds of $115,000, when the closing stock price was $0.47 per share. The relative fair value of the warrants issued in conjunction with these notes created debt discount totaling $78,693. The fair value of the warrants was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.982, risk-free interest rate of 1.39%, and an expected life of three years. In conjunction with the issuance of these 1% Convertible Promissory Notes, the Company also recorded the intrinsic value of the related beneficial conversion feature of $20,125 to Additional Paid-in Capital. Immediately after issuance, the two 1% Convertible Promissory Notes were converted into 287,500 shares of Common Stock at $0.40 per share.

13. Commitments and Contingencies

As of December 31, 2009, the Company leased office facilities under a non-cancelable operating lease. Future minimum lease payments required under the non-cancelable leases are as follows:

Year ending December 31,	Operating Leases	Capital Leases
2010	$215,588	$60,224
2011	195,588	60,224
2012	195,588	45,167
2013	195,588
2014	195,588
Thereafter	195,588
Total minimum lease payments	$1,193,528	165,616
Less amount representing interest		(15,419)
Present value of net minimum lease payments		150,197
Less current obligations under capital leases		(51,488)
Long-term obligation under capital lease		$98,709

As discussed in Note 3, on Inventa was acquired May 30, 2008. As part of the acquisition the Company assumed the Inventa operating lease of a general commercial facility in Mt. Laurel, New Jersey at the monthly rent of $10,007. The lease was initially set to expire on June 30, 2015 and had the option to renew the terms of the lease for an additional five years at the greater of $10,768 or an increase in the consumer price index. The lease was amended effective August 1, 2008 to add 4,590 square feet upon receipt of a Certificate of Occupancy. Effective January 6, 2009, the Company took possession of the additional space at the facilities located in Mt. Laurel, New Jersey. Accordingly, rent increased from $10,007 per month to $16,299 per month or approximately $196,000 per year.  The amendment also restated the end of the lease commitment to be seven years from the date of the Certificate of Occupancy for the additional space, or January 6, 2016.  At expiration of the amended lease, the Company has the option to renew the terms of the lease for an additional five years at the greater of $18,467 per month, or the increase in the consumer price index multiplied by the rent of $16,299 per month.

On September 9, 2009, the Company entered into a one year lease for office space in Alpharetta, Georgia, beginning on November 1, 2009 for 1,500 square feet of office space for rent of $1,000 per month.

Litigation

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

On October 14, 2008, Bayside Plaza (“Bayside”), a partnership, filed a complaint for breach of contract in Superior Court of the State of California, County of San Mateo.  Bayside was seeking approximately $50,000 in rent, late fees and operating expenses per month from October 2008. The Company settled the complaint by paying $50,000 in May 2009 and agreeing to pay $25,000 in each of August 2009, November 2009 and February 2010. As of the date of the settlement in May 2009, the Company had accrued rent of approximately $404,000. The Company recognized a gain on the settlement of approximately $279,000 as an offset to rent expense, which is included in General and Administrative Expense in the Consolidated Statement of Operations at December 31, 2009.

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

On January 14, 2010, three lawsuits were filed against the Company by Robert T. Healey.  The first of these lawsuits, against the Company, demands inspection of the Company’s books and records.  The second lawsuit, against the Company, and its 8 directors (including former director Tom Holt), is alleged to be brought by Mr. Healey “both individually and derivatively,” therein alleging various wrongdoing by the Company and its directors.  The third lawsuit, against the Company and its 8 directors (including former director Tom Holt), is brought by Mr. Healey for a declaration directing the Company to nominate Mr. Healey and Rick Cerwonka (the Company’s Chief Operating Officer and the President of the Company’s subsidiary, Inventa Technologies, Inc.) for election to the Company’s Board of Directors.  The Company is still evaluating all three of these lawsuits.  A trial on declaratory issues in the third lawsuit is set for early June 2010.

14. Stockholders' Equity

2009

Issuance of Series A Preferred Stock:

On July 1, 2009, the Company issued 8,928,387 shares of Preferred Stock with a liquidation preference of $1.00 per share as more fully described in Note 12. The Company has designated 12,000,000 of the 50,000,000 authorized shares of Preferred Stock as Series A Convertible Preferred Stock. The terms of the Preferred Stock allow the holder to convert each share of Preferred Stock into approximately 2.86 shares of Common Stock at any time. The Preferred Stock also contains anti-dilution provisions in the case that the Company issues Common Stock or any Common Stock equivalent at less than $0.35 per share, other than to employees, directors or consultants, among other things. The liquidation preference of the Preferred Stock is $1.00 per share. The holders of shares of Preferred Stock are entitled to receive non-cumulative dividends in preference to any declaration or payment of any dividend at the rate of $0.05 per share per annum when, as and if declared by the Board of Directors. The holders of shares of Preferred Stock shall have the right to one vote for each share of Common Stock into which such Preferred Stock could then convert. No dividends have been declared as of December 31, 2009. However, due to the fact that the Preferred Stock issued on July 1, 2009 was convertible to Common Stock at an effective price of $0.35 per share when the fair market value of the Common Stock was $0.42 per share, the Company recorded the intrinsic value of this beneficial conversion feature as a Preferred Stock dividend totaling $1,785,677.

On September 18, 2009, the Company entered into an agreement with Constantin Zdarsky, an existing Common and Preferred Stockholder, and Common Stock Warrant holder (see Note 16), in which his 3,002,150 Common Stock Warrants, which were exercisable at $0.80 per share, were cancelled and the Company granted a new warrant to purchase up to 1,050,752 shares of fully-vested Preferred Stock of the Company at a per share exercise price of $1.00 and exercisable through April 30, 2010 (the “Preferred Stock Warrants”). The Company also granted a new fully-vested Common Stock Warrant to purchase up to 7,502,151 shares of Common Stock of the Company at a per share price of $0.40 and exercisable through January 1, 2014.  Pursuant to the agreement, Mr. Zdarsky committed to serially exercise his purchase right under the Preferred Stock Warrants with respect to all 1,050,752 shares of Preferred Stock as follows: 250,000 warrants by September 22, 2009, 250,000 warrants by December 31, 2009, 250,000 warrants by February 28, 2010 and 300,752 warrants by April 30, 2010. The fair value of the Preferred Stock Warrants was estimated to be $732,927 using the Black-Scholes / Noreen-Wolfson Option Pricing Methodology with the following assumptions: dividend yield of 0%, risk-free interest rate of 1%, an expected life of one-half year and expected stock price volatility of 1.0. The fair value of the 3,002,150 cancelled Common Stock Warrants was estimated to be $451,470 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.09, expected life of two years and risk-free interest rate of 1.6%. The fair value of the new 7,502,151 Common Stock Warrants was estimated to be $2,192,919 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.09, expected life of 4 years and risk-free interest rate of 2.4%.

On September 22, 2009, 250,000 Preferred Warrants were exercised as stipulated in the agreement. Due to the fact that the 250,000 shares of Preferred Stock issued were convertible into Common Stock at an effective price of $0.35 per share when the fair market value of the Common Stock was $0.39 per share, the Company recorded the intrinsic value of this beneficial conversion feature as a Preferred Stock Dividend totaling $27,143. On December 18, 2009, 250,000 Preferred Warrants were exercised as stipulated in the agreement. Due to the fact that the 250,000 shares of Preferred Stock issued was convertible to Common Stock at an effective price of $0.35 per share when the market value of the Common Stock was $0.68 per share, the Company recorded the intrinsic value of this beneficial conversion feature as a Preferred Stock dividend totaling $235,714.

As of December 31, 2009, the outstanding Preferred Stock was convertible into 26,938,249 shares of Common Stock and the liquidation preference totaled $9,428,387. Preferred Stock dividends related to the intrinsic value of the beneficial conversion feature of the Preferred Stock totaled $2,048,534 for the year ended December 31, 2009.

Funds raised through private offerings to accredited investors:

During the year ended December 31, 2009, the Company received $339,000 from accredited investors from the sale of 847,500 shares of Common Stock, at a price of $0.40 per share.

During the year ended December 31, 2009, the Company issued 6,330,080 shares of Common Stock at $0.35 per share and 6,330,080 Common Stock Warrants, exercisable at $0.40 per share for a period of one year, for total gross proceeds of $2,215,530 as part of a private placement. Five members of the Board of Directors invested $64,997 as part of this private placement for a total of 185,707 Common Shares and 185,707 Common Stock Warrants.

During the year ended December 31, 2009, the Company issued 250,000 shares of Common Stock at $0.40 per share and 250,000 Common Stock Warrants, exercisable at $0.50 per share for a period of one year, for total gross proceeds of $50,000 and a subscription receivable of $50,000 as part of a private placement.

During the year ended December 31, 2009, the Company issued two existing shareholders 1% Convertible Promissory Notes convertible at $0.40 per share and 287,500 Common Stock Warrants with an exercise price of $0.47 per share for total gross proceeds of $115,000, when the closing stock price was $0.47 per share. The fair value of the warrants issued in conjunction with these notes created debt discount totaling $78,693. The fair value of the warrants was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.982, risk-free interest rate of 1.39%, and an expected life of three years. In conjunction with the issuance of these 1% Convertible Promissory Notes, the Company also recorded the fair value of the related beneficial conversion feature of $20,125 to Additional Paid-in Capital. Immediately after issuance, the two 1% Convertible Promissory Notes were converted into 287,500 shares of Common Stock at $0.40 per share.

Funds raised through cash exercises of stock options:

For the year ended December 31, 2009, stock options covering a total of 20,000 shares were exercised, generating $10,400 in cash proceeds.

Other equity transactions:

During the year ended December 31, 2009, the Company issued 1,674,501 shares of Common Stock to employees and consultants for compensation under the 2008 Stock Plan, all of which vest on March 31, 2010. Due to the termination of employment, 167,188 shares of unvested Common Stock were forfeited during the year ended December 31, 2009. The employees and consultants are entitled to one vote per share and any declared dividends per share as of the date of grant, March 31, 2009. No dividends have been declared as of December 31, 2009. The Company issued the Common Stock in compensation for a reduction in cash compensation and in an effort to increase employee ownership in the Company. The fair values of the shares on the dates of grant were $0.36 to $0.70 based upon the closing price of the stock on the dates of grant.

During the year ended December 31, 2009, the Company was required to issue 200,000 shares of Common Stock to an investor relations consultant per the terms of the agreement with the Company and that was valued at $0.46 per share, of which 50,000 shares vest every three months. The Company issued 100,000 Common shares under this agreement. In connection with this same agreement, the Company issued 300,000 Common Stock Warrants, of which 75,000 warrants vest every three months, with an exercise price of $0.01 per share and expiring on May 1, 2012. The fair value of the warrants was estimated to be $0.40 per warrant using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.0149, risk-free interest rate of 1.64%, and an expected life of three years. During the year ended December 31, 2009, the Company was required to issue 200,000 shares of Common Stock to another investor relations consultant per the terms of the agreement with the Company and that was valued at $0.60 per share, of which 50,000 shares vest every three months. The Company issued 50,000 Common Shares under this agreement.

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

During the year ended December 31, 2009, the Company recorded $32,802 to stockholders’ equity and issued 57,548 Common Shares as interest on the $200,000 Convertible Promissory Note, as more fully described in Note 12.

For the year ended December 31, 2009, the Company recognized a total of $836,627 in compensation expense related to the vesting of employee stock options and $135,161 in professional fees related to the vesting of non-employee stock options.

For the year ended December 31, 2009, the Company recognized a total of $426,577 in compensation expense related to the vesting of Common Stock issued to employees under the 2008 Stock Plan and $113,624 in professional fees, respectively, related to the vesting of Common Stock issued to consultants under the 2008 Stock Plan.

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

Other equity transactions:

As discussed in Note 3, on May 30, 2008 Inventa Technologies, Inc. was acquired for a total purchase price of $28.8 million, which included cash payments of $3,000,000 and issuance of 20 million shares of the Company's common stock valued at $1.20 per share. The Company also issued $2 million in promissory notes to the seller, with a fair value of approximately $1.4 million convertible into 2.5 million shares of common stock. As discussed in Note 13, the notes had a beneficial conversion feature totaling in aggregate $2,000,000 which was allocated to paid-in-capital.

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

For the twelve months ended December 31, 2008 a total of $3,015,662 in compensation expense was recognized related to the vesting of employee stock options and the repricing and $132,281 in professional fees was recognized related to the vesting of non-employee stock options and warrants.

During 2008, a total of 47,500 shares of common stock were issued through the exercise of stock options with original exercise prices ranging from $.52 to $.81, resulting in gross proceeds of $32,670.

Stock Compensation Plans

The Company has two stock-based employee and director compensation plans (the ANTs software inc. 2000 Stock Option Plan and the ANTs software inc. 2008 Stock Plan) which are intended to attract, retain and provide incentives for talented employees, officers, directors and consultants, and to align stockholder and employee interests. Stock-based compensation is considered to be critical to operations and productivity and generally all of employees and directors of the Company participate, as well as certain consultants. Under the plans, the Company may grant incentive stock options and non-qualified stock options to employees, directors or consultants, at not less than the fair market value on the date of grant for incentive stock options, and 85% of fair market value for non-qualified options. Options are granted at the discretion of the Board of Directors and the Compensation Committee of the Board of Directors.

Options granted under the plans generally vest within three years after the date of grant, and expire 10 years after grant. Stock option vesting is generally time-based; however, the Company has also issued grants with certain performance-based vesting criteria. Options granted to new hires generally vest between one-sixth and one-third between six months and twelve months from the anniversary date of the grant and then vest monthly thereafter. The remaining unvested options vest ratably over the remaining life of the grant. Following termination of employment or consulting status, there is usually a grace period during which the vested portion of the option is exercisable. This period is typically three months, but may be shorter or longer depending on the terms of a given stock option agreement or upon managements' discretion. Non-employee directors are typically granted stock options in recognition of their service. Such directors are granted an option to purchase up to 150,000 shares, which vest monthly over their three-year board service term. Non-employee directors who chair a committee are granted an additional 30,000-share option with the same vesting schedule. Directors generally serve for terms of three years. Options granted to directors may include a one-year lock-up provision following termination of their director status, during which period the option cannot be exercised.

During the quarter ended December 31, 2009, the Company granted 50,000 stock options to employees and 400,000 stock options to a consultant at exercise prices ranging from $0.57 to $0.70 per share with fair values ranging from $0.38 to $0.42 per share on the date of grant. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.09, risk-free interest rate of 1.2% to 1.4%, and an expected life of three years.

During the quarter ended September 30, 2009, the Company granted 70,000 stock options to employees at exercise prices ranging from $0.35 to $0.41 per share with fair values ranging from $0.23 to $0.26 per share on the date of grant. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.09, risk-free interest rate of 1.56%, and an expected life of three years.

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

As of December 31, 2009, there was approximately $817,000 of total unrecognized compensation cost, adjusted for forfeitures, related to non-vested options granted to Company employees and contractors, which is expected to be recognized over a weighted-average period of approximately 1.68 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

As of December 31, 2009, there was approximately $282,000 of total unrecognized compensation cost, adjusted for forfeitures, related to non-vested restricted stock awards granted to Company employees and contractors, which is expected to be recognized through March 31, 2010. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The fair value of employee and non-employee stock-based awards was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31, 2009 and 2008.

	Fiscal Years Ended December 31,
	2009	2008
Expected life in years	3.00	3.00
Average Volatility	98.59% - 112.99%	66.27% - 92.39%
Interest rate	1.08% - 1.56%	1.48% - 2.67%
Dividend Yield	0.00%	0.00%

The computation of expected volatility for the years ended December 31, 2009 and 2008 is based on a combination of historical and market-based implied volatility. The computation of expected life is based on historical exercise patterns which generally represent the full vesting date for employee grants and contractual life of the award for non-employee grants. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes stock option plan activity and shares available for grant for the years ended December 31, 2009 and 2008:

		Outstanding Options
				Weighted
				Average
			Weighted	Remaining
	Shares		Average	Contractual
	Available for		Exercise	Term (in	Aggregate
	Grant	Shares	Price	years)	Intrinsic Value
Outstanding, January 1, 2008	652,789	8,689,050	$2.05	6.87	$30,495

Additional shares authorized	5,000,000	-	-
Granted	(4,947,000)	4,947,000	1.04
Exercised through cash consideration		(47,500)	0.69
Expired/forfeited/cancelled	3,186,038	(3,186,038)	1.87
Outstanding, December 31, 2008	3,891,827	10,402,512	$1.03	7.40	$-

Granted – options	(585,000)	585,000	0.55
Granted – restricted stock awards	(1,507,313)
Exercised through cash consideration	-	(20,000)	0.52
Expired/forfeited/cancelled	2,500,314	(2,500,314)	0.97

Outstanding, December 31, 2009	4,299,828	8,467,198	1.01	7.69	$60,885
Exercisable at December 31, 2009		6,664,511	$1.03	7.72	$19,614

The aggregate intrinsic value of total stock options outstanding and exercisable during the year ended December 31, 2009 in the table above represents the total pretax intrinsic value (i.e., the difference between the closing stock price on December 31, 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. Aggregate intrinsic value changes as the fair market value of Company stock changes. The closing market price of the stock on December 31, 2009 was $0.64. The weighted average grant date fair value of stock options granted during 2009 and 2008 was $0.46 and $0.45, respectively.

The range of exercise prices for stock options outstanding and exercisable at December 31, 2009 are summarized as follows:

	Total Options Outstanding as of December 31 ,2009
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life
Range of exercise prices:
$0.36 - $0.99	4,394,650	$0.79	7.76
$1.00 - $1.99	4,015,057	$1.23	7.69
$2.00 - $2.99	43,850	$2.52	1.36
$3.00 - $3.99	13,641	$3.16	1.55

Total stock options outstanding
at December 31, 2009	8,467,198	$1.01	7.69

	Total Options Exercisable at December 31, 2009
		Weighted	Weighted
		Average Exercise	Average Remaining
	Options	Price per Share	Contractual Life
Range of exercise prices:
$0.36 - $0.99	3,734,786	$0.83	8.04
$1.00 - $1.99	2,872,234	$1.26	7.43
$2.00 - $2.99	43,850	$2.52	1.36
$3.00 - $3.99	13,641	$3.16	1.55
Total stock options exercisable
at December 31, 2009	6,664,511	$1.03	7.72

Warrants outstanding as of December 31, 2009 are summarized in the table below:

			Weighted
		Exercises	Average
		Prices per	Exercise	Year of
	Warrants	Share	Price	Expiration

Warrants issued in private
placements:
	6,580,080	$0.40-0.50		2010
	287,500	$0.47		2012
	7,502,151	$0.40		2014
Subtotal	14,369,731		$0.40

Warrants issued to customer and
vendors
	50,000	$$1.99		2009
	300,000	$0.01		2012
	50,166	$0.60		2013
Subtotal	400,166		$0.33

Warrants issued to outside directors
and former employee:
	900,000	$.94 - $2.31		2011
	198,750	$0.94		2015
	256,875	$0.94		2016
Subtotal	1,355,625		$1.70

Total warrants outstanding at
December 31, 2009	16,125,522		$0.51
Warrants exercisable at December 31, 2009	15,975,522		$0.51

15. Related Party Transactions

During the year ended December 31, 2009, the Company paid $24,750 to an investor relations consultant and shareholder who owns approximately 1,000,000 shares of Common Stock and who purchased a $40,000 1% Convertible Note and 100,000 Warrants during the year ended December 31, 2009, as mentioned in Notes 14 and 15. There were no amounts payable to this shareholder as of December 31, 2009.

During the year ended December 31, 2009, the Company paid $17,400 for an executive apartment lease to a shareholder who owns 500,000 shares of the Company’s Common Stock and who also holds a Convertible Promissory note totaling $1,000,000 (undiscounted). The lease was cancelled in June 2009, with the last payment to be made in August 2009. There were no amounts recorded in accounts payable to this shareholder as of December 31, 2009.

Mr. Tom Holt, a former member of the Company’s Board of Directors and former Chairman of the Company’s Compensation Committee, performed consulting services for the Company during the third quarter of the year ended December 31, 2009 totaling $28,000. There were no amounts payable to Mr. Holt as of December 31, 2009.

During the third quarter of the year ended December 31, 2009, the Company entered into an agreement with Constantin Zdarsky, a then holder of 10.2% of the outstanding Common Stock, a Warrant holder and a Promissory Note holder, to convert his notes into Preferred Stock as of July 1, 2009. The total aggregate principal amount owed under his notes totaling $3,503,226, plus accrued and unpaid interest through the date of the conversion totaling $175,161, was converted into 3,678,387 shares of Preferred Stock. In addition to the note conversion, his three outstanding Common Stock Warrants for the purchase of an aggregate amount of 3,002,150 shares of Common Stock, at a price of $0.80 per share, had been extended for one year. As more fully described in Note 15, the also Company entered into an agreement with Mr. Zdarsky in which his 3,002,150 Common Stock Warrants, which were exercisable at $0.80 per share, were cancelled and the Company granted a new warrant to purchase up to 1,050,752 fully-vested shares of Preferred Stock of the Company at a per share exercise price of $1.00 and exercisable through April 30, 2010. The Company also granted a new fully-vested Common Stock Warrant to purchase up to 7,502,151 shares of Common Stock of the Company at a per share price of $0.40 and exercisable through January 1, 2014. As of December 31, 2009, Mr. Zdarsky was a holder of 16.9% of the voting rights of the Company, which included voting rights under his 9,745,700 Common Stock shares and 4,178,387 Preferred Stock shares.

During the year ended December 31, 2009, five members of the Board of Directors purchased 185,707 shares of Common Stock at $0.35 per share and 187,707 Common Stock Warrants, exercisable at $0.40 per share for a period of one year, for total proceeds of $64,997 as part of a private placement.

16. Employee Benefit Plans

The Company maintains a 401(k) Income Deferral Plan (the "401(k) Plan") immediately open to all employees regardless of age or tenure. The Company may make a discretionary contribution to the 401(k) Plan each year, allocable to all 401(k) Plan participants. However, the Company elected to make no contributions for the years ended December 31, 2009 and 2008. Administrative fees for the 401(k) Plan totaled $3,230 and $4,311 for the years ended December 31, 2009 and 2008, respectively.

17. Subsequent Events

The Company evaluated events occurring between the year ended December 31, 2009 and March 31, 2010, the date the consolidated financial statements were issued.

On January 5, 2010, the Company granted 500,000 Common Stock Options to the new Chief Financial Officer with an exercise price of $0.61 and that vest over three years.

On February 3, 2010, the Company amended the Alpharetta lease (Note 14) to rent an additional 1,500 square feet for additional rent of $1,050 per month through November 1, 2010.

During the first quarter of 2010, the Company issued 3,465,321 shares of Common Stock at $0.40 per share and 3,465,321 Common Stock Warrants, exercisable at $0.50 per share for a period of one year, for total gross proceeds of $1,386,128 as part of a private placement.

On March 12, 2010, the Company entered into an agreement (the “Agreement”) with Fletcher International, Ltd., a company organized under the laws of Bermuda (“Fletcher”), under which Fletcher has the right and, subject to certain conditions, the obligation to purchase up to $10,000,000 of the Company’s common stock in multiple closings as described below.  Fletcher also will receive a warrant to purchase up to $10,000,000 of the Company’s common stock.

At the initial closing under the Agreement, Fletcher has the right to purchase 1,500,000 shares of the Company’s common stock at $1.00 per share. At subsequent closings, Fletcher has the right to purchase (a) up to an aggregate of $500,000 of the Company’s common stock at a price per share equal to the Prevailing Market Price (as defined therein), (b) up to an aggregate of $3,000,000 of the Company’s common stock at a price per share equal to the greater of (i) $1.25 per share, and (ii) the Prevailing Market Price, and (c) up to an aggregate of $5,000,000 of the Company’s common stock at a price per share equal to the greater of (i) $1.50 per share, and (ii) the Prevailing Market Price.  The Company can require such purchases if certain conditions are satisfied.

Under the Agreement, Prevailing Market Price is defined as the average of the daily volume-weighted average price for shares of the Company’s common stock for the forty business days ending on and including the third business day before the pricing event, but not greater than the average of the daily volume-weighted average price for shares of the Company’s common stock for any five consecutive or nonconsecutive business days in such forty day period.

The warrant to be issued to Fletcher covers $10,000,000 of the Company’s common stock, is exercisable at a price per share of $0.9030 subject to certain adjustments, is exercisable for nine years subject to certain extensions, and is exercisable on a net exercise basis. If certain conditions are satisfied, the warrant may be replaced with a new warrant covering $10,000,000 of the Company’s common stock with an exercise price per share of $3.00 subject to certain adjustments, a term of two years subject to certain extensions, and the same net exercise provisions. On March 22, 2010, the Company issued 11,074,197 Common Stock Warrants in conjunction with the Agreement.

On March 22, 2010, the Company issued 1,500,000 shares of the Company’s common stock at $1.00 per share for total gross proceeds of $1,500,000 in conjunction with the Fletcher Agreement.

On March 16, the Company granted 150,000 Common Stock Options to each of Robert Jett and Francis Ruotolo and 240,000 Common Stock Options to John Gaulding with an exercise price of $0.86 and that vest over three years to coincide with their upcoming service on the Board of Directors. The Company also granted each of these individuals 50,000 shares of Common Stock for their extended service on the Board of Directors.

On March 17, the Company granted 250,000 Common Stock Options to each of Directors Gaulding, Ruotolo, Jett, Kite, Campbell and Kaplan with an exercise price of $0.91and that vest over three years for their extended service to the Board of Directors.

On March 17, the Shareholders of the Company approved the adoption of the 2010 Stock Plan to allow for the grant of up to 10,000,000 shares of Common Stock and/or Common Stock Options to employees, directors and consultants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of the 31 Day of March 2010 by the undersigned, thereunto duly authorized.

ANTs software inc.

By	/s/ Joseph Kozak Joseph Kozak, Chairman, Chief Executive Officer and President

DIRECTORS

By	/s/ Joseph Kozak Joseph Kozak, Chairman, Chief Executive Officer and President

Date March 31, 2010

By	/s/ Craig L. Campbell Craig Campbell, Director

Date March 31, 2010

By	/s/ John R. Gaulding John R. Gaulding, Director

Date March 31, 2010

By	/s/ Robert T. Jett Robert Jett, Director

Date March 31, 2010

By	/s/ Ari Kaplan Ari Kaplan, Director

Date March 31, 2010

By	/s/ Robert H. Kite Robert H. Kite, Director

Date March 31, 2010

By	/s/ Francis K. Ruotolo Francis K. Ruotolo, Director

Date March 31, 2010

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, as listed in Exhibit 3.1 to the Company's 10-QSB filed on August 14, 2003, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Company.

10.1	Form of Indemnification Agreement signed with officers and directors of the Company, as listed in Exhibit 10.5 to the Company's 10-KSB filed on March 22, 2001, is hereby incorporated by reference.

14	Code of Ethics, as listed in Exhibit 14 to the Company's 10-KSB filed on March 30, 2004, is hereby incorporated by reference.

23.1	Letter of Consent from Independent Registered Public Accounting Firm, Weiser LLP.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002