Form 10-K/A
period 2009-12-31
ANTS SOFTWARE INC
filed 2010-04-21
CIK 796655

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
Incorporation or Organization)

71 Stevenson St., Suite 400, San Francisco, California, 94105
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

ANTs software inc. had 107,236,988 shares of common stock outstanding as of March 31, 2010.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) hereby amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which ANTs software inc. (the “Company”) filed with the Securities and Exchange Commission on March 31, 2010.  The sole purpose of this amendment is to (1) include information omitted from our Annual Report on Form 10-K under Part III, Items 10, 11, 12, 13, and 14 and (2) to provide additional information and disclosure related to registration rights and corresponding penalties included in the Fletcher International, Ltd stock purchase agreement signed on March 12, 2010.  The additional information and disclosure related to the registration rights is included under Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Financial Condition on page 10 and also under Part IV Item 15. Exhibits, Financial Statement Schedules—Note to Financial Statements 17. Subsequent Events on page F-30.

This amended Annual Report and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, would likely cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "hopes," "may," "will," "plans," "intends," "estimates," "could," "should," "would," "continue," "seeks" or "anticipates," or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, problems incurred in establishing sales and sales channels, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include, but are not limited to, statements under the captions "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other sections in this amended Annual Report. You should be aware that the occurrence of any of the events discussed under the heading "Item 1A -- Risk Factors" in the 10-K filed on March 31, 2010 and elsewhere in this amended Annual Report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this amended Annual Report are intended to be applicable to all related forward-looking statements wherever they may appear in this amended Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this amended Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents the Company’s operating results for each of the two years in the period ended December 31, 2009, and the Company’s financial condition at December 31, 2009. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I, “Risk Factors” in the 10-K filed on March 31, 2010. In addition, the following review should be read in connection with the information presented in the Company’s consolidated financial statements and the related notes to the consolidated financial statements.

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

In connection with the Agreement, the Company is required to file a Registration Statement with the Securities and Exchange Commission on or before April 15, 2010 covering such shares, including warrant shares, and to have such registration statement declared effective no later than July 1, 2010.  In the event that the registration statement is not declared effective by July 1, 2010, the Company is obligated to pay to Fletcher an amount equal to 1.5% of the share value, as defined in the Agreement, for each 30 day period, or portion thereof, and increasing by 0.25% for each subsequent 30 day period, or portion thereof, based upon the number of days the registration statement is not declared effective after July 1, 2010.

Assuming the maximum share coverage of 26,609,536 common shares, including 11,074,197 warrant shares and using the closing share price of $0.90 as of March 31, 2010, the Company would be obligated to pay to Fletcher approximately $359,000 for the first 30 days following July 1, 2010 and approximately $419,000 for the next 30 days following July 1, 2010.  Amounts payable to Fletcher continue to increase each subsequent 30 day period, assuming no decreases in the stock price, and could be significant. The agreement does not provide a limit on the amount that the Company would be obligated to pay to Fletcher for not having an effective Registration Statement. Increases (decreases) in our share price will increase (decrease) the amount the Company would be obligated to pay Fletcher.

However, the Company believes that through negotiations the Company would pay a prorated portion of the penalty relative to the amount invested to date against the total commitment or the penalty could even be waived. For illustrative purposes, if the effectiveness of the Registration Statement is delayed for 30 days or less, the Company would negotiate to pay to Fletcher a penalty amount of up to approximately $22,000, assuming a daily volume-weighted average stock price of $0.84. The assumed penalty is calculated as the product of (1) 1.5%, (2) an assumed daily volume-weighted average stock price of $0.84 and (3) 1,500,000, the total number of shares issued to Fletcher through April 20, 2010.  Nevertheless, the Company expects to have the Registration Statement declared effective by the SEC before July 1, 2010, but certain aspects of having the Registration Statement declared effective are outside of our control.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT AND DIRECTORS

The following table sets forth information with respect to our current executive officers, principal employees, consultants and directors:

Name	Age	Position

Joseph Kozak	60	Chairman, President and Chief Executive Officer, Class 1 Director, term expires at the 2010 Annual Meeting

Francis K. Ruotolo	73	Class 3 Director, term expires in 2012

John R. Gaulding	64	Lead Director and Class 3 Director, term expires in 2012

Robert H. Kite	55	Class 2 Director, term expires in 2011

Robert Jett	65	Class 3 Director, term expires in 2012

Ari Kaplan	40	Class 2 Director, term expires in 2011

Craig Campbell	54	Class 2 Director, term expires in 2011

Dave Buckel	48	Chief Financial Officer. Mr. Buckel commenced employment with the Company in January 2010.

Rick Cerwonka	58	Chief Operating Officer and President, Inventa Technologies Inc

Joseph Kozak, Age 60
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

Dave Buckel, Age 48
Chief Financial Officer

On January 18, 2010, Mr. Buckel joined the ANTs software inc. as Chief Financial Officer.  For more than ten years, Mr.  Buckel has served as Chief Financial Officer for a number of public and private companies in the IT and technology industries. He has worked under a wide range of circumstances from startup ventures, consolidations and turnaround situations to leading fast growing profit driven corporations. Mr. Buckel brings to ANTs extensive experience in SEC reporting, Sarbanes-Oxley compliance, investor relations, corporate development and the capital markets. He has held high level positions including public and private company board of director roles and has chaired and been a key member of both the audit and compensation committees for a number of public companies. Prior to joining ANTs, Buckel served as CFO for Ryla Inc., a fast growing call center solutions provider. He has also served as CFO for Internap Network Services, an industry leader in route control technology and a provider of high-performance solutions for business critical applications and Interland Inc., a publicly-traded applications hosting and Web services consulting company. Mr. Buckel received his MBA from Syracuse University and a bachelor’s degree in accounting from Canisius College. He is a Certified Management Accountant, CMA, by the Institute of Management Accountants.

Francis K. Ruotolo, Age 73
Director

Francis Ruotolo was an employee through June 30, 2007, was the Chairman of the Board of directors through September 30, 2007, and became a director of the Company effective January 2, 2001.  Mr. Ruotolo has served as Chairman of the Board, Chief Executive Officer and President.  Prior to joining ANTs, he was a member of the Company’s Board of Advisors.  Before joining the Company, Mr. Ruotolo was a director in the consulting practice of Deloitte & Touche.  Prior to working at Deloitte Consulting Mr. Ruotolo was CEO of The Futures Group, a long term strategic planning consultancy whose clients included:  IBM, American Airlines, Monsanto, Ford Motor Co., Pfizer, and numerous departments of the federal government.  Mr. Ruotolo was Senior Vice President of Macy’s California for seven years and held the same position at Lord & Taylor in New York.  Mr. Ruotolo holds a BA degree in English/Journalism from Northeastern University, Boston, MA.  Mr. Ruotolo resigned as President of the Company in March 2003 and resigned as the Company’s Chief Executive Officer effective January 31, 2005.

John R. Gaulding, Age 64
Lead Director

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

Robert H. Kite, Age 55
Director

Robert Kite joined the Company’s Board of directors in January 2005.  Since 1981, Mr. Kite has been President and COO of Kite Family Co., Inc. and the Managing General Partner of KFT LLLP, a family owned company whose assets and operations include, but are not limited to, commercial and industrial buildings, land holdings, stocks, bonds, commodities, MRI clinics, and hotel and retail development.  Mr. Kite is a director with three publicly traded companies, two privately held companies, and two charitable organizations. Public companies include: National Energy Group (NEGI) an oil and gas company based in Dallas Texas, Petrol Oil & Gas (POIG), an oil and gas exploration and development company based in Overland Park, Kansas, and Jardinier, developer of highly efficient irrigation systems, based in Santa Ana, California. He also serves on the boards of E2020, an Internet education company, and Financialz, an accounting software company. Mr. Kite’s public service work includes board membership with Child Help USA and the FBI Citizen's Academy.  Mr. Kite previously worked in the construction industry in Saudi Arabia with Beck-Arabia, and in Central America in gold mining and manufacturing operations. He is a graduate of Southern Methodist University with a Bachelor of Science, Political Science and Psychology with a Minor in Business.

Robert Jett , Age 65
Director

Robert Jett joined ANTs software inc.’s Board of Directors in May 2007. He serves as general counsel for eDocs-Express, a company that provides consulting and documentation services to financial institutions. A member of the Oregon State Bar and the Multnomah Bar Association, Mr. Jett has extensive law experience, serving as legal counsel for the First National Bank of Oregon, Security Bank of Oregon, Evans Products Company, CFI ProServices, Inc., and other enterprises. Mr. Jett is best known as the architect and product manager of Laser Pro, the predominant loan documentation software system used by thousands of financial institutions across the country.

Ari Kaplan, Age 40
Director

Ari Kaplan joined ANTs software inc.’s Board of Directors in April 2007.  Mr. Kaplan was President of the Independent Oracle Users Group (IOUG) from 2005 to 2008. Mr. Kaplan served as Executive Vice President of IOUG from 2003 to 2004, before assuming President in 2005. Mr. Kaplan is also a Senior Consultant for Datalink Corporation, where he leads the database practice.  Beginning in 1999 and continuing through 2005, Mr. Kaplan served as Chief Executive Officer at Expand Beyond, a mobile business software company. Mr. Kaplan worked as a Chief Architect/Senior Consultant from 1994 to 1999, to companies including Chicago Board Options Exchange, Merck & Co., Inc., 3Com/US Robotics, Hallmark, PricewaterhouseCoopers, and the Department of Defense. Mr. Kaplan also worked as a Senior Consultant for Oracle Corporation from 1992 to 1994.  Mr. Kaplan received a Bachelors of Science degree in Engineering and Applied Sciences from the California Institute of Technology in 1992.

Craig Campbell, Age 54
Director

Craig Campbell joined ANTs software inc.’s Board of Directors in May 2007.  Mr. Campbell is the Chief Executive Officer of Campbell Capital Advisors, LLC, a financial services company located in Chicago, Illinois.  He has been a financial executive for over 25 years.  He has extensive experience as a general partner and advisor for investment and hedge funds and has served in leadership positions for numerous charitable foundations.

Rick Cerwonka, Age 58
Chief Operating Officer and President, Inventa Technologies, Inc.

           Rick Cerwonka was appointed Chief Operating Officer of the Company effective August 17, 2009. Mr. Cerwonka joined Inventa Technologies in January 2000 as Vice President of Managed Services and was named President and Chief Executive Officer in December 2002. Before joining the Company, Mr. Cerwonka founded XTEND-Tech, Inc., which offered full-service applications management and support to Fortune 500 clients in finance, telecommunications, manufacturing, government and banking.  Prior to XTEND-Tech, Inc., Mr. Cerwonka was Vice President of the Enterprise Solutions Division for the Southern States Area for Sybase, Inc.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

The Company believes in sound corporate governance practices and has formal Corporate Governance Guidelines. The Company’s Board adopted these Corporate Governance Guidelines in order to ensure that it has the necessary authority and practices in place to review and evaluate the Company’s business operations as needed and make decisions that are independent of the Company’s management.  The Company regularly monitors developments in the area of corporate governance and reviews processes and procedures in light of such developments.  The Company reviews federal laws affecting corporate governance, such as the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and NASDAQ. The Corporate Governance Guidelines set forth practices with respect to the way employees and directors conduct themselves individually and operate the Company’s business.

Code of Business Conduct and Ethics

The Company has developed and periodically modifies its Code of Business Conduct and Ethics to ensure it is in compliance with the Company’s Corporate Governance Guidelines.  The Code of Business Conduct and Ethics sets forth the policies with respect to the way directors, officers, employees, agents and contractors conduct themselves and operate the Company’s business. The Code of Business Conduct and ethics is publicly available at the “Corporate Governance” section of our website at www.ants.com/investor. The Company believes it has in place procedures and practices, which are designed to enhance its shareholders’ interest.

Board Leadership Structure

Our board has carefully considered the benefits and risks in combining the role of Chairman of the Board and Chief Executive Officer and has determined that Mr. Kozak is the most qualified and appropriate individual to lead our board as its chairman.

In determining whether to combine the roles of Chairman of the Board and Chief Executive Officer, our board closely considered our current system for ensuring significant independent oversight of management, including the following: (1) only one member of the current board, Mr. Kozak also serves as an employee; (2) the majority of directors serving on our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee are independent; (3) our board’s flexibility to select, at any time and on a case-by-case basis, the style of leadership best able to meet our current needs based on the individuals available and circumstances present at the time. Our board further noted that the Compensation Committee annually evaluates the Chief Executive Officer’s performance.

In determining that we are best served by having Mr. Kozak serve as Chief Executive Officer and Chairman of the Board, our board considered the benefits of having the Chief Executive Officer serve as a bridge between management and our board, ensuring that both groups act with a common purpose. Our board also considered Mr. Kozak’s knowledge regarding our operations and the industries and markets in which we compete and his ability to promote communication, to synchronize activities between our board and our senior management and to provide consistent leadership to both our board and our company in coordinating the strategic objectives of both groups. Our board further noted that the combined role of Chairman of the Board and Chief Executive Officer facilitates centralized leadership in one person so that there is no ambiguity about accountability.

Board Risk Oversight

Our board oversees an enterprise-wide approach to risk management that is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. In setting our business strategy, our board assesses the various risks being mitigated by management and determines what constitutes an appropriate level of risk for us.

While our board has the ultimate oversight responsibility for the risk management process, various committees of our board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls, and engages outside independent consultants to assist in managing such controls. Risks related to our compensation programs are reviewed by the Compensation Committee and legal and other risks are reviewed by the Corporate Governance and Nominating Committee. Our board is advised by the committees of significant risks and management’s response via periodic updates.

Meetings and Committees of the Board of Directors

Our Board and its committees meet throughout the year and also hold special meetings and may act by written consent from time to time as appropriate.

Our Board currently has seven directors divided into three classes.  Members of each class serve for a three-year term, with one class of directors being elected each year.  During fiscal 2009, our Board held ten (10) meetings.  Directors Kozak, Kaplan, Gaulding, Holt, Jett, Ruotolo and Kite attended at least 75% of the aggregate number of meetings of the Board of Directors and meetings of committees on which he served during fiscal 2009.  Director Campbell attended 60% of the meetings of the Board of Directors in fiscal 2009.  Mr. Holt resigned as a director on November 23, 2009.

The 2009 annual meeting was attended by all the directors.

Our Board has an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee (“CGNC”) and effective October 7, 2009, the Board created an Executive Committee.  Each of these committees has a formal written charter. Copies of these charters may be found on the Company’s website at www.ants.com/investor.

 The CGNC makes recommendations to the Board concerning committee memberships, and the Board appoints the members and chairpersons of the committees.

The following table summarizes the standing committees of the Board of Directors, their membership and the number of meetings held during 2009 prior to the resignation of Tom Holt on November 23, 2009:

Name	Audit	Compensation	CGNC	Executive (1)
John Gaulding	Chair		Member	Chair
Thomas Holt (2)	Member	Chair
Robert H. Kite	Member	Member	Chair	Member
Joseph Kozak
Francis Ruotolo				Member
Robert Jett
Ari Kaplan
Craig Campbell
Number of meetings held in fiscal 2009 prior to Tom Holt’s resignation	5	1	2	0

(1)	On October 7, 2009, the Board of Directors created an Executive Committee.
(2)	Mr. Holt resigned from the Audit Committee on August 17, 2009 and as a Director on November 23, 2009.

On November 23, 2009 changes were made to the membership of directors on committees of the Board of Directors such that the following directors will serve on the following committees:

Name	Audit	Compensation	CGNC	Executive

John Gaulding	Chair		Member	Chair
Robert H. Kite		Chair
Joseph Kozak				Member
Francis Ruotolo			Member	Member
Robert Jett		Member	Chair	Member
Ari Kaplan	Member	Member
Craig Campbell	Member

Total number of meetings held in fiscal 2009	5	2	3	1

On January 27, 2010, Robert Jett replaced Ari Kaplan on the Audit Committee and Ari Kaplan stepped down from the Compensation Committee. The Audit Committee and the Compensation Committee had not met while Ari Kaplan was a member of these Committees. The following table summarizes the three standing committees of the Company’s Board of Directors as of January 27, 2010.

Name	Audit	Compensation	CGNC	Executive

John Gaulding	Chair		Member	Chair
Robert H. Kite		Chair
Joseph Kozak				Member
Francis Ruotolo			Member	Member
Robert Jett	Member	Member	Chair	Member
Ari Kaplan
Craig Campbell	Member

Total number of meetings held in fiscal 2009	5	2	3	1

Audit Committee

Background

The Audit Committee of the Board of Directors of ANTs, which is comprised solely of independent directors, fulfills a fiduciary role for the Board of Directors, as they represent the shareholders, by providing a direct supervisory link to the independent auditors.  The Board of Directors acts upon the recommendations or advice of the Audit Committee, which has no responsibility to make decisions or take actions, separate from the Board of Directors.  In its role, the Audit Committee undertakes the following advisory, consultative and oversight to:

•	Select the independent registered public accounting firm to be employed or nominate the independent auditor for shareholder approval;
•	Consult with the independent auditor on their plan of audit for the Company;
•	Review with the independent auditor, their report of audit and their letter;
•	Consult with the independent auditor, on the adequacy of internal controls;
•	Ensure the integrity of the Company’s financial reporting;
•	Ensure that the Company’s systems of internal control over financial reporting and disclosure controls are designed and functioning properly;
•	Ensure the Company’s compliance with legal and regulatory requirements; and

The primary responsibility of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Board and to report the results of their activities to the Board.  The reporting process is the responsibility of the Company’s management, which prepares these Company’s financial statements, while the independent auditors are responsible for auditing those financial statements.

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

The Audit Committee is composed of three non-employee independent directors selected by the Board, based upon their prior experience in Audit Committee matters, their experience in financial matters and their independence and objectivity.  John Gaulding, the Audit Committee chair, is both independent and a “financial expert” under Item 407(d)(5)(ii) of Regulation S-K.  The remaining two members are Messrs. Robert Jett and Craig Campbell.  All members of the Audit Committee are free of any relationship that would interfere with the exercise of independent judgment by them. During August 2009, Thomas Holt accepted payment for consulting services from the Company and stepped down from the Audit Committee.

The Audit Committee operates under a written charter that complies with applicable SEC and NASDAQ requirements; its charter, which was amended and restated on October 13, 2006, is posted at the “Corporate Governance” section of our website at www.ants.com/investor.

Specific Required Items for the Present Report of the ANTs Audit Committee

The Audit Committee provides this report for the Company’s Amendment No. 1 to its annual report for the fiscal year ended December 31, 2009 on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.  The following disclosure, as required, appears over the printed names of each member of the Audit Committee.  The members of the Audit Committee have signed the current disclosure.

Meetings

The Audit Committee held five (5) meetings during the year ended December 31, 2009.

The Committee met with the Company’s independent registered public accounting firm at four of the five meetings, and reviewed their findings, suggestions and plans for continuing audits.  The Committee discussed strengthening controls as the Company grows into operations and out of research and development, the Company’s plans for compliance with certain provisions of the Sarbanes-Oxley Act of 2002 and the accounting issues related to revenue recognition.  The Audit Committee believes that it has an excellent and forthright working relationship with the Company’s Audit Firm, Weiser LLP.  The Audit Committee selected Weiser LLP to serve as the Company’s independent accountants for the 2009 fiscal year.

Audit Committee Report

The following is the report of the Audit Committee with respect to our audited financial statements for the fiscal year ended December 31, 2009

We reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2009.  In addition, we discussed with Weiser LLP, the matters required by Statements on Accounting Standards No. 114, “Communications with Audit Committees.”  Also we received from Weiser LLP, the written disclosures required by the Public Company Accounting Oversight Board Rule 3526 and have discussed with Weiser LLP its independence from the Company.  Based upon this information and these materials, we recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K, as amended, for filing with the Securities and Exchange Commission.

John R. Gaulding (chair)
Robert Jett
Craig Campbell

Corporate Governance and Nominating Committee (“CGNC”).

The Corporate Governance Committee is currently composed of Mr. Robert Jett (chairperson), Mr. John Gaulding and Mr. Francis Ruotolo, all of whom are independent directors with the exception of Mr. Ruotolo.  The Company deems Mr. Ruotolo to be not independent, on the basis of his previous employment with the Company.  Mr. Ruotolo has been employed by the Company within the past three years and has received payments in excess of the $120,000 threshold in 2009 and 2008.  The Corporate Governance Committee held four meetings during 2009 and each member of the Corporate Governance Committee attended at least 75% of the total meetings of the committee held when he was a member, with the exception of Mr. Gaulding, who attended 50% of the meetings.

The purpose of the CGNC is to ensure that the Board is properly constituted to meet its fiduciary obligations to shareholders and the Company and that the Company has and follows appropriate governance standards.  Among other matters, the CGNC:

• Reviews and approves nominees for service on the Board;

• Considers candidates recommended by shareholders; and

• Adopts, reviews and implements corporate governance policies and procedures.

The CGNC operates under a written charter that complies with applicable SEC and NASDAQ requirements which was adopted October 13, 2006.  The CGNC has a charter that is publicly available at the “Corporate Governance” section of our website at www.ants.com/investor.

Consideration of Director Nominees

In selecting director candidates, the CGNC identifies nominees by first evaluating the current members of the Board willing to continue in service.  If any Board member does not wish to continue in service or if the Board decides not to nominate a member for re-election, the CGNC evaluates candidates who have the desired skills and experience in light of the criteria outlined below.  The CGNC establishes a pool of potential director candidates based on recommendations from the Board, senior management and shareholders.

The CGNC then reviews the credentials of director candidates (including candidates recommended by shareholders), conducts interviews and makes formal nominations for the election of directors.  In making its nominations, the CGNC considers a variety of factors of potential candidates, including the integrity, experience or knowledge with businesses relevant to the Company’s current and future business plans, experience with businesses of similar size, all other relevant experience, background, independence, financial expertise, compatibility with existing Board members, and such other factors as the CGNC deems appropriate in the best interests of the Company and its shareholders.  Proposed nominees are all evaluated equally irrespective of who suggested such nominee as a director candidate.  The Company has not, to date, paid any third party fee to assist in this process.

The CGNC and the Board, acting on the CGNC’s recommendation, will consider proposed nominees whose names are submitted to the Company’s Secretary by shareholders.  Proposals made by shareholders for nominees at an annual shareholders meeting must be received by the Secretary of the Company prior to the end of the fiscal year preceding such annual meeting.  The Company does not have a formal policy with regard to the consideration of any director candidate recommended by shareholders.  The Company has not adopted a formal policy because, to date, it has not received any director nominees from shareholders.  The CGNC reviews periodically whether a formal policy concerning director candidates nominated by shareholders should be adopted.

Any shareholder who wishes to contact the Company’s Board or specific members of the Board may do so by sending their correspondence to the Chief Executive Officer of the Company, Mr. Joseph Kozak, at 71 Stevenson Street, Suite 400, San Francisco, California 94105.  Mr. Kozak will submit your correspondence to the Board of Directors or the appropriate committee or director, as applicable.

Compensation Committee

The Compensation Committee has overall responsibility for approving and evaluating our compensation plans, policies and programs applicable to executive officers.  The Committee reviews and approves executive compensation, ensuring that each element of the executives’ compensation meets compensation objectives.  Among other matters, the committee:

•  Sets and administers the policies governing the executive compensation policies, including compensation of the chief executive officer;

• Administers the employee stock option and stock purchase plans; and

• Reviews executive and leadership development policies, plans and practices.

At varying times during 2009, the following directors served on the Compensation Committee, (the “Committee”) Mr. Tom Holt (chairperson, resigned from the Board in November 2009), Mr. Robert Kite (member for full year and became chairperson in November 2009, succeeding Mr. Holt), Mr. Robert Jett (added to the Committee in November 2009) Mr. Ari Kaplan (added to the Committee in November 2009 and resigned from the Committee in January 2010).  Therefore, the Company’s Compensation Committee is currently composed of Mr. Robert Kite (chairperson) and Mr. Robert Jett, both of whom are independent directors.

The Compensation Committee held two meetings during 2009 and each member of the Compensation Committee attended at least 75% of the total meetings of the committee held when he was a member.

The Compensation Committee operates under a written charter that complies with applicable SEC and NASDAQ requirements, which was amended and restated effective January 10, 2007.  The Compensation Committee’s charter is posted at the “Corporate Governance” section of our website at www.ants.com/investor.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis describes the material elements of the compensation and benefits programs for the Company’s officers.

Role of Compensation Committee

The Company’s Compensation Committee is composed entirely of independent directors (the “Committee”). The Committee has a charter, most recently revised in January 2007, which outlines the Committee’s role in the determination of the Company’s compensation structure.  The Committee works with the Company’s Board of Directors, Chief  Financial Officer and other management in determining, developing, establishing, and implementing the Company’s compensation philosophy and plans for the Company’s executive officers (the “Executives”).  The Committee reviews and approves Executive compensation, ensuring that each element of the Executives’ compensation meets compensation objectives.  The Committee also helps to oversee the Company’s stock option plans (ANTs software inc. 2000 Stock Option Plan, 2008 Stock Plan and 2010 Stock Plan).

Compensation Philosophy:  Objectives of the Company’s Compensation Programs

The Company’s compensation programs have four main objectives: attract highly-qualified new Executives, retain them and encourage longevity, motivate them to achieve goals that are consistent with the Company’s overall goals, and reward them for outstanding achievement.

What the Compensation Program is Designed to Reward

The Company’s compensation program is designed to reward achievements that are consistent with the Company’s overall goals.

Independent Compensation Consultant

From time to time, the Company may seek the advice of one or more independent compensation consultants.  In such event, it is currently intended that such consultants would report directly to the Committee and would be used primarily to provide additional assurance that (i) the Company’s compensation programs are sufficiently competitive to successfully motivate, attract and retain Executives, and (ii) the compensation offered by the Company is reasonable and consistent with the Company’s objectives.

Relative to 2009 and through April 15, 2010, the services of a compensation consulting service were not contracted.

Elements of Compensation

The elements of compensation for the Executives are: salary, stock options, and bonuses (either in the form of cash, stock or stock options).

Rationale Behind Each Element

The elements of the Company’s compensation structure are intended to achieve the objectives of the compensation programs.  Determination of salary is made to provide Executives with a base level of pay that allows the Company to remain competitive in both recruiting and retaining qualified Executives.  Stock or Stock options are granted to Executives to provide them with an opportunity to build equity ownership in the Company so that they are motivated to act in ways that increase the value of the Company and that are consistent with shareholder goals.  Bonuses are granted for achieving specific goals or in recognition of extraordinary service provided. Bonuses may be paid in cash, stock or stock options.

Determination of Amount of Each Element

Salary.  In determining salaries, the Committee generally considers five factors.  First, the Company has experienced managers responsible for hiring new Executives and adjusting the salary levels of existing Executives.  These managers have extensive industry knowledge of historical and current pay scales, and apply such knowledge to salary determination.  The Company relies heavily on such knowledge.  Second, as the Company interviews candidates for potential employment, it gathers salary information from those candidates, which is used as a data point in setting salaries.  Third, the Company works with search firms, which provide salary data for their candidates and feedback on the general availability of candidates with the experience for each open position.  Fourth, the Company evaluates general labor market conditions such as the hiring activity of other companies actively looking for candidates with the same skill set and experience.  This provides the Company with a sense of how “tight” or “loose” the labor market is, which may affect salary levels.  Finally, the above factors provide the Company with the data needed to establish a general range within which it will typically make an offer to a new Executive or adjust the salary of an existing Executive.  Within that range, the Company will set the salary level for a specific candidate or existing Executive based on the candidate’s or Executive’s experience, prior performance, references and education.

During 2009, the Committee periodically reviewed the performance and compensation of the Executives, though the Company did not have a formal review process in place.  No adjustments were made to the Executives’ salaries in 2009 by the Compensation Committee compared to 2008.

Stock and Stock Options.  In determining stock and stock option grants, which are granted to new and existing Executives, the Committee considers three factors.  First, the Company has experienced managers responsible for hiring new Executives and adjusting the compensation levels of existing Executives.  These managers have extensive industry knowledge of historical and current pay scales, and apply such knowledge to determination of compensation.  The Company relies heavily on such knowledge.  Second, the Company makes an assessment of the “risk” profile of the Company versus other employment options available to a candidate or Executive and adjusts stock and stock option grants accordingly.  Third, for more senior Executives, who have a greater ability to affect the direction of the Company, compensation is more heavily weighted towards equity (in the form of stock or stock options), in order to align their goals with that of shareholders.

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

Bonuses.  The Company awards bonuses in the form of stock, stock options or cash.  Bonuses are generally given by the Compensation Committee on the recommendation of the Executive’s manager, typically the Chief Executive Officer (the “CEO”) and are determined in one of two ways.  First, the Executive has a fixed bonus amount for which he or she is eligible.  On a periodic basis, typically quarterly, the Compensation Committee or the CEO reviews his or her performance against goals and determines whether to pay all, none, or a portion of the bonus.  The fixed amount is established in the Compensation Committee’s or the CEO’s discretion. Second, bonuses are occasionally given as a reward for extraordinary effort.  The amount of bonus is determined at the discretion of the Compensation Committee or the CEO.

In 2009, the Chief Executive Officer, Joseph M. Kozak, was eligible to receive a cash bonus of up to $125,000, each six months.  The Company provided the opportunity to Mr. Kozak to earn such a bonus because he had the greatest ability to influence the direction of the Company.  Mr. Kozak received the $250,000 in bonuses for which he was eligible during the 2009 fiscal year, as reflected in the Summary Compensation Table.  The Board of Directors and the Compensation Committee determined that Mr. Kozak achieved the performance objectives set out for him upon his appointment as Chief Executive Officer.  Further, the Compensation Committee believed the bonuses helped to bring Mr. Kozak’s total compensation closer to the industry standard. In the case of Mr. Cerwonka, he has received bonus payments representing commissions earned relative to sales generated by Inventa Technologies Inc.

How Each Element Fits Into the Company’s Overall Compensation Objectives

Compensation is structured to achieve the goals set out above: attract, retain, motivate and reward.  Decisions regarding the weight of each element in relation to other elements are set as a general rule which can be modified as necessary to address individual situations, but with the overall goals in mind.

Employment Agreements

On March 23, 2007, the Company entered into Employment Agreements with its then Chairman, Francis K. Ruotolo, its Chief Executive Officer and President, Joseph Kozak and its former Chief Financial Officer and Secretary, Kenneth Ruotolo (each an “Employee”).

Under each of the Employment Agreements, each of the Employees (i) is paid an annual salary of $200,000, (ii) is employed “at-will,” (iii) is required to devote their full time and attention to the Company, and (iv) may not compete with the Company, nor interfere with the relationship with any person or entity that has a business relationship with the Company, during their employment, and for 12 months thereafter. On April 15, 2007, Mr. Kozak’s Employment Agreement was amended and restated to increase his annual salary from $200,000 to $250,000 and his annual eligible bonus from $200,000 to $250,000.

Each of the employment agreements also provides that, in the event that the employment of the Employee is terminated (i) by the Employee for Good Cause as defined in the agreement or (ii) by the Company without Cause as defined in the agreement, the Employee shall have thirty days to elect either “Release Severance” or “No-Release Severance.”

In the event that the Employee elects “Release Severance” then, upon agreeing to a general release of all claims, (i) the Company shall pay Employee a lump sum equal to 12 months of Employee’s base salary, any accrued but unpaid bonuses, and any and all target bonuses for the 12 month period following termination; and (ii) the Employee shall immediately and fully vest in and have the right to exercise any and all unvested stock options granted to Employee, subject to certain resale restrictions.

In the event that Employee elects the Release Severance, then Employee unilaterally agrees to fully release and forever discharge the Company, and its officers, directors, agents, employees, attorneys, parents, affiliates, and subsidiaries, from any and all claims that Employee has ever had, now has or may now have against such parties.

In the event that the Employee elects “No Release Severance” then (i) the Company shall pay Employee a lump sum equal to 6 months of Employee’s base salary, any accrued but unpaid bonuses, and any and all target bonuses for the 6 month period following termination; and (ii) the Employee shall immediately and fully vest in and have the right to exercise 75% of any and all unvested stock options granted to Employee.

Additionally, each of the employment agreements also provides that, in the event that the employment of the Employee is terminated (i) by the Employee for Good Cause as defined in the agreement or (ii) by the Company without Cause as defined in the agreement, then the exercise period of Employee’s Stock Options is extended for a period of five years and certain restrictions are placed on the Employee’s ability to sell shares purchased on exercise of such options.

On June 26, 2007, the Company entered into a Retirement and Board Service Agreement with Mr. Francis K. Ruotolo, the Company’s former Chairman (the “Agreement”).  Under the Agreement (i) Mr. Ruotolo retired as an employee of the Company, (ii) Mr. Ruotolo continued as a member of the Board of Directors, (iii) Mr. Ruotolo’s Employment Agreement with the Company was terminated, (iv) the Company made retirement payments to Mr. Ruotolo consisting of 10 quarterly payments of $50,000 each, for an aggregate of $500,000, (v) Mr. Ruotolo and the Company agreed that all of Mr. Ruotolo’s stock options as of that date continued unaffected by the Agreement, and (vi) Mr. Ruotolo and the Company entered into a mutual general release of all claims, known and unknown.

On May 15, 2008 Rick Cerwonka entered into an employment agreement with the Company providing for an annual base salary of $250,000. Mr. Cerwonka was also granted options to purchase up to 400,000 shares of Common Stock of the Company at $1.18per share. The options vest over a three-year period and have a life of ten years. The contract also provides for the termination and severance provisions described above. Mr. Cerwonka was appointed Chief Operating Officer of the Company effective August 17, 2009.

On June 18, 2009, Kenneth Ruotolo, the Company’s Chief Financial Officer and Secretary terminated his employment with the Company.  Mr. Ruotolo is the son of Company Director Francis K. Ruotolo, who was re-elected as a  Director of the Company at the annual meeting held on March 17, 2010.

On January 18, 2010, David Buckel entered into an employment agreement with the Company and was appointed as the Chief Financial Officer of the Company. The Company and Mr. Buckel have entered into an employment and non-competition agreement providing for an annual base salary of $250,000, of which 10% will be paid in Company Common Stock. Mr. Buckel also was granted options to purchase up to 500,000 shares of Common Stock of the Company at $0.61 per share. The options vest ratably over a three-year period and have a life of ten years. Mr. Buckel is eligible for a semi-annual bonus of $125,000 with the option to be paid in cash or stock as well as 100,000 stock options per year during the initial three years of his contract.

Mr. Buckel did not have any prior related transactions with the Company or any family relationships with any Director or officer of the Company.

Separation Agreements

On June 18, 2009, Kenneth Ruotolo, former Chief Financial Officer and Secretary, terminated his employment with the Company under his 2007 Employment Agreement.  On his resignation, which Mr. Ruotolo believed was for good cause, he elected the “Release Severance” provision of his Employment Agreement. See Recent Actions below for more information regarding Mr. Ruotolo’s separation.

Change In Control Arrangements

The Company’s stock option agreements provide for accelerated vesting of stock options, under certain circumstances involving a change in control of the Company.  If there is a merger or acquisition, or if there is a sale or transfer of the Company’s assets, the optionee will be granted a Merger Consideration Exercise Right, in which the optionee is given the right to purchase or receive the consideration which is received or receivable by the Company’s stockholders.  In the event that the surviving entity does not recognize the optionee’s Merger Consideration Exercise Right, the option shall become fully vested.

Defined Contribution Plan

The Company offers the Section 401(k) Savings/Retirement Plan (the "401(k) Plan”), a tax qualified retirement plan to all eligible employees, including the executive officers.  The 401(k) Plan permits eligible employees to defer from 1% to 100% of their annual eligible compensation subject to certain limitations imposed by the Internal Revenue Code.  The employees’ elective deferrals are immediately vested and non-forfeitable in the 401(k) Plan. The Company has not made matching contributions to the 401(k) plan in 2009 or through April 15, 2010.

Perquisites and Other Personal Benefits

During fiscal year 2009, the Company did not offer its executive officers perquisites other than the standard benefit plan offered to all other employees.

Recent Actions

On September 9, 2009, Kenneth Ruotolo, the Company’s former Chief Financial Officer and Secretary filed a complaint for breach of contract, breach of the covenant of good faith and fair dealing and declaratory relief in connection with his June 18, 2009 termination, in the Superior Court of the State of California, in and for the County of San Francisco.  Mr. Ruotolo is seeking damages, attorneys’ fees and declaratory relief.  We believe that this lawsuit is without merit and intend to continue vigorously defending ourselves. Mr. Ruotolo’s father, Francis K. Ruotolo, is a Director of the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed, and has discussed with management, the Company’s Compensation Discussion and Analysis contained in this annual report.

Based on the review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Amendment No. 1 to annual report for the fiscal year ended December 31, 2009 on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010.

This report is submitted on behalf of the members of the Compensation Committee:

Robert H. Kite, (chair)
Robert Jett

TABLES

Summary Compensation Table

Summary Compensation Table for Fiscal 2009, 2008 and 2007

The table below provides information regarding the compensation and benefits earned during fiscal 2009, 2008 and 2007 by each of the executive officers and other highly-compensated employees of the Company as of December 31, 2009:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock/Options Awards ($) (3)(f)	All Other Compensation ($) (i)	Total ($) (j)
Joseph Kozak Chairman, President and Chief Executive Officer (1)	2009 2008 2007	230,208 250,000 250,000	250,000 250,000 250,000	129,833 693,929 120,694	- - -	610,041 1,193,929 620,694
Kenneth Ruotolo Former Chief Financial Office and, Secretary	2009 2008 2007	96,013 200,000 200,000	- 35,000 -	30,214 193,277 54,907	- - -	126,227 428,277 254,907
Rick Cerwonka President of Inventa Technologies Inc. (2)	2009 2008 2007	225,000 250,000 -	131,518 50,000 -	100,701 38,549 -	- - -	457,219 338,549 -
Alton Dinsmore Vice President, Development	2009 2008 2007	161,146 175,000 156,250	45,000 60,000 60,000	55,408 152,840 74,732	- - -	261,554 387,840 290,982
Kenneth Markovich Vice President, Sales	2009 2008 2007	172,256 175,000 179,431	15,000 25,000 60,000	49,128 95,532 113,608	- - -	236,384 295,532 353,039

(1)
Joseph Kozak was appointed Chief Executive Officer effective August 16, 2006 and Chairman of the Board of Directors effective October 1, 2007. In October 2006, Mr. Kozak entered into a stock option agreement with the Company to receive the right to exercise a stock option to purchase up to 165,000 shares of common stock, to be vested upon the achievement of a specific milestone.  This option was cancelled and a new option granted, also covering 165,000 shares of common stock, on May 1, 2007. The new option vests monthly over three years.  In May 2008 Mr. Kozak received a fully vested stock option under which he had the right to purchase up to 750,000 shares of common stock at an exercise price of $1.18 per share.  During March 2009, Mr. Kozak was granted 62,500 of common stock, vesting in March 2010, in lieu of a 10% reduction in 2009 salary.  During 2009, 2008 and 2007, Mr. Kozak was eligible for a $125,000 cash bonus each six months.  Upon review of Mr. Kozak’s achievements for fiscal 2009, 2008 and 2007, the Compensation Committee awarded Mr. Kozak the two six-month bonuses for fiscal 2009, 2008 and 2007.

(2)
Rick Cerwonka’s service to the Company began in 2008 as part of the acquisition of Inventa Technologies, Inc. Mr. Cerwonka was appointed Chief Operating Officer of the Company effective August 17, 2009.  During 2009, Mr. Cerwonka’s was granted 62,500 of common stock, vesting in March 2010, in lieu of a 10% reduction in 2009 salary.

(3)
The amounts in this column represent the compensation cost of stock and stock option awards (granted in 2009 and prior years) recognized during 2009, 2008, and 2007 and have been calculated in accordance with US GAAP using the Black-Scholes option pricing model, utilizing certain assumptions as outlined in the footnotes to the Company’s financial statements (“2009 financial statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30, and September 30, 2009, and other periodic filings with the SEC (as modified by guidance provided by the SEC).

Grants of Plan-Based Awards in Fiscal 2009

The following table sets forth certain information regarding grants of plan-based awards to each of our named executive officers and other highly-compensated employees during fiscal 2009.  Please refer to “Compensation Disclosure and Analysis” for further discussion.

Name	Grant Date (6)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Und- erlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (7)	Grant Date Fair Value of Option Awards ($) (8)
		Thresh- old ($)	Target ($)	Max-imum ($)	Thresh- old (#)	Target (#)	Max- imum (#)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Joseph Kozak Chairman, President, and Chief Executive Officer (1)	3/2009							62,500		0.55	34,375
Kenneth Ruotolo Former Chief Financial Officer and Secretary (2)
Rick Cerwonka, President, Inventa Technologies (3)	3/2009							62,500		0.55	34,375
Alton Dinsmore Vice President, Development (4)	3/2009							43,750		0.55	24,063
Kenneth Markovich Vice President, Sales (5)

(1)	The Company granted Mr. Kozak 62,500 shares of Common Stock in March 2009 in lieu of a 10% reduction in 2009 base compensation. The grant became fully vested in March 2010.

(2)	The Company granted Mr. Ruotolo 50,000 shares of Common Stock in March 2009 which were later forfeited.

(3)	The Company granted Mr. Cerwonka 62,500 shares of Common Stock in March 2009 in lieu of a 10% reduction in 2009 base compensation. The grant became fully vested in March 2010.

(4)	The Company granted Mr. Dinsmore 43,750 shares of Common Stock in March 2009 in lieu of a 10% reduction in 2009 base compensation. The grant became fully vested in March 2010.

(5)
The Company granted Mr. Markovich 43,750 shares of Common Stock in March 2009 in lieu of a 10% reduction in 2009 base compensation. The grant was forfeited upon Mr. Markovich’s departure from the company in September 2009.

(6)	The grant dates of all stock grants coincide with the date such stock grants were approved by the Company’s Board of Directors.

(7)	The exercise price of each option award is the same as the closing market price of the Company’s Common Stock on the grant date of the award.

(8)
The amounts represent the total fair value of the option awards on grant date, calculated in accordance with US GAAP using the Black-Scholes pricing model, utilizing certain assumptions as outlined in the footnotes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30, and September 30, 2009, and other periodic filings with the SEC (as modified by guidance provided by the SEC).

Outstanding Equity Awards at Fiscal 2009 Year End

	Option Awards					Stock Awards (1)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Under- lying Unexer- cised Options Unexer- cisable (#)	Equity Incentive Plan Awards: Number of Securities Under- lying Unexer- cised Un- earned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)
(a)	(b) (2)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Joseph Kozak	125,000			0.87	5/4/2015	(1) 62,500	0.55		34,375
Chairman, President	125,000			0.87	6/10/2015
and Chief Executive	135,000			0.87	10/13/2015
Officer	200,000			0.87	6/18/2016
	142,083	22,917		0.87	4/30/2017
	750,000			1.18	5/15/2018

Kenneth Ruotolo	-	-	-	-	-	-	-	-	-
Former Chief
Financial Officer and
Secretary(3)

Rick Cerwonka	211,102	188,898		1.18	5/15/2018	(1) 62,500	0.55		34,375
President, Chief
Operating Officer,
Inventa Technologies
(2)

Alton Dinsmore	50,000			0.87	7/18/2015	(1) 43,750	0.55		24,063
Vice President,	25,000			0.87	6/18/2016
Development	75,000			0.87	10/12/2016
	10,000			0.87	11/13/2016
	125,000			0.87	9/10/2017
	29,167	20,833		0.87	3/26/2018

Kenneth Markovich	38,889			0.87	09/30/2010	(1) -
Vice President, Sales	80,000			0.87	09/30/2010
	100,000			0.87	09/30/2010
	25,000			0.87	09/30/2010

(1)	The Company issued stock awards in 2009 in lieu of a 10% decrease in base compensation. In the case of Mr. Markovich, his grant was forfeited upon his departure from the company in September 2009.

(2)
Rick Cerwonka’s service to the Company began in 2008 as part of the acquisition of Inventa Technologies, Inc. Mr. Cerwonka was appointed Chief Operating Officer of the Company effective August 17, 2009.

(3)
Kenneth Ruotolo terminated his employment with the Company on June 18, 2009.   His stock options outstanding at that time expired three months from the termination date.  Therefore, there were no stock options outstanding pertaining to Mr. Ruotolo at December 31, 2009.

(4)	Unless otherwise noted, all outstanding option awards were fully vested as of December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, information regarding ownership of the Company’s common stock by:
•
each person known by the Company, based on filings pursuant to Section 13(d) or (g) under the Exchange Act, to own beneficially more than 5% of the outstanding shares of our common stock as of December 31, 2009;

•	the persons named in the Summary Compensation Table; and
•	all directors and executive officers as a group.

Unless otherwise indicated, the address of each director and officer is: c/o ANTs software inc., 71 Stevenson Street, Suite 400, San Francisco, California 94105.

Name and Address of Beneficial Owner	Number of Shares of Common Stock (a)	Percent of Class
Constantin Zdarsky (1) c/o Time Hanlon, Alley, Maass, Rogers & Lindsay, P.A. 340 Royal Poinciana Way, Ste. 321, Palm Beach, FL 33480	30,759,677	19.8%
Lyle P. Campbell (2) c/o Berry-Shino Securities, Inc. 15100 N. 78th Way, Suite #100 Scottsdale, AZ 85260	12,914,200	8.3%

Alton Dinsmore	22,917	*
Kenneth Markovich	243,889	*
Directors and Executive Officers
Joseph Kozak (3)	1,577,583	1.01%
Francis K. Ruotolo (4)	809,018	*
John R. Gaulding (5)	342,232	*
Robert H. Kite (6)	728,750	*
Craig Campbell (7)	5,499,480	3.54%
Ari Kaplan (8)	159,791	*
Robert Jett (9)	102,143	*
Rick Cerwonka (10)	273,602	*
Former Officer:
Kenneth Ruotolo (11)	12,000	*
All directors and executive officers as a group (8 persons) (12)	9,492,599	6.10%

* Less than one percent

a)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the promissory notes or shares of Common Stock issuable upon exercise of warrants and options currently exercisable, or exercisable within 60 days of December 31, 2009, are deemed to be beneficially owned for purposes hereof. There were 101,892,993 shares of common stock outstanding as of December 31, 2009. For purposes of computing the percentages under this table, 155,544,852 shares of common stock were treated as issued and outstanding as of December 31, 2009.

(1)
Includes 9,745,700 shares of Common Stock owned by Mr. Zdarsky, warrants to purchase up to 9,075,728 shares of Common Stock, and the right to acquire 11,938,249 shares of Common Stock pursuant to Convertible Preferred Stock.

(2)	Includes 3,914,200 shares of Common Stock owned by Mr. Lyle Campbell and the right to acquire 9,000,000 shares of Common Stock pursuant to Convertible Preferred Stock.

(3)
Includes 38,000 shares of Common Stock purchased on the open market by Mr. Kozak, stock grant of 62,500 shares which vested in March 2010 and vested options to purchase up to 1,477,083 shares of Common Stock. Unvested options of 22,917 are excluded.

(4)
Includes 47,143 shares of Common Stock purchased by Mr. Ruotolo through a private offering, approved by the Company’s Board of Directors and directed to certain accredited investors, 10,000 shares of Common Stock purchased on the open market and vested options to purchase up to 751,875 shares of Common Stock.

(5)	Includes 62,857 shares of Common Stock owned by Mr. Gaulding, warrants to purchase up to 229,375 shares of Common Stock and vested options to purchase up to 50,000 shares of Common Stock.

(6)
Includes 325,000 shares of Common Stock purchased by Mr. Kite through a private offering, approved by the Company’s Board of Directors and directed to certain accredited investors, 125,000 shares of Common Stock purchased through the exercise of warrants, warrants to purchase up to 183,750 shares of Common Stock, and vested options to purchase up to 95,000 shares of Common Stock. Unvested options of 85,000 are excluded.

(7)
Includes 882,814 shares of Common Stock purchased by Mr. Craig Campbell through a private offering, approved by the Company’s Board of Directors and directed to certain accredited investors, the right to acquire 4,500,000 shares of Common Stock pursuant to a convertible Preferred Stock note, and vested options to purchase 116,666 shares of Common Stock.  Unvested options of 70,834 are excluded.

(8)	Includes vested options to purchase 159,791 shares of Common Stock by Mr. Kaplan. Unvested options of 70,834 are excluded.

(9)	Includes 27,143 shares of Common Stock purchased by Mr. Jett on the open market and vested options to purchase 75,000 shares of Common Stock.

(10)	Includes stock grant of 62,500 shares to Mr. Cerwonka which vested in March 2010 and vested options to purchase up to 211,102 shares of Common Stock. Unvested options of 188,898 are excluded.

(11)
Includes 12,000 shares of Common Stock purchased through a private offering, approved by the Company’s Board of Directors.  On June 18, 2009, Kenneth Ruotolo, former Chief Financial Officer and Secretary, terminated his employment with the Company under his 2007 Employment Agreement.

(12)	This calculation does not include the beneficial ownership of the former officer who was named executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of the Company’s knowledge, with the exception of the following untimely filings, all of the Company’s other officers, directors and 10% shareholders timely filed the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2009.

Untimely Section 16(a) Beneficial Ownership Reports:

•	Form 4 filed by director and executive officer Joseph Kozak on February 9, 2009 for a transaction dated January 29, 2009;
•	Form 4 filed by non-affiliate Donald Hutton, on January 25, 2010 for a transaction dated March 1, 2009;
•	Form 4 filed by affiliate Lyle Campbell on July 8, 2009 for a transaction dated July 2, 2009;

•	Form 4 filed by 10% shareholder Constantin Zdarsky on July 8, 2009 for a transaction dated July 2, 2009; also on October 20, 2009 for a transaction dated September 14, 2009; and
•	Form 4/A director Robert Kite on January 6, 2010 for a transaction dated May 15, 2008;

DIRECTOR COMPENSATION TABLE

Director Summary Compensation Table for Fiscal 2009

The following table summarizes the total compensation earned or paid by the Company to directors who were not executive officers as of December 31, 2009.

Name (1) (a)	Fees Earned or Paid in Cash ($) (2) (b)	Option Awards ($) (3) (d)	All Other Compensation ($) (g)	Total ($) (h)
Craig Campbell	19,000	27,097	-	46,097
John R. Gaulding (4)	43,000	23,398	-	66,398
Robert T. Jett	21,000	17,302	-	38,302
Ari Kaplan	21,000	27,097	-	48,097
Robert H. Kite	36,000	32,516	-	68,516
Francis K. Ruotolo	20,500	-	-	20,500
Tom Holt (5)	31,000	47,542	-	78,542

(1)
Joseph Kozak, the Company’s Chairman and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no compensation for his service as a director.  Mr. Kozak’s compensation as an executive officer of the Company is shown in the Summary Compensation Table in the Executive Compensation section of this document.

(2)	Includes fees payable for service as a director, committee chair or committee member as described under Compensation of Directors following this table.

(3)
The amounts in this column represent the compensation cost of stock option awards and warrants (granted in 2008 and prior years) recognized during 2009, and have been calculated in accordance with US GAAP using the Black-Scholes option pricing model, utilizing certain assumptions as outlined in the footnotes to the Company’s financial statements (“2009 financial statements”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  No options were granted in 2009.

(4)	Mr. Gaulding was the Lead Director during 2009.

(5)	Mr. Holt resigned as a Director on November 23, 2009.

Additional Information with Respect to Director Equity Awards

Name	Stock Awards Outstanding at Fiscal Year End (#) (1)	Option Awards Outstanding at Fiscal Year End (#) (2)	Stock Awards Granted During Fiscal 2009 (1) (#)	Option Awards Granted During Fiscal 2009 (#)	Grant Date Fair Value of Options ($) (3)
Craig Campbell	-	187,500	-	-	-
John R. Gaulding	-	279,375	-	-	-
Robert T. Jett	-	75,000	-	-	-
Ari Kaplan	-	230,625	-	-	-
Robert H. Kite	-	363,750	-	-	-
Francis K. Ruotolo	-	751,875	-	-	-
Thomas Holt (4)	-	311,250	-	-	-

(1)	The Company did not have any stock awards outstanding as of fiscal year end 2009.
(2)	Includes both vested and unvested options and warrants to purchase Common Stock of the Company.
(3)	There were no options granted in 2009.
(4)	Mr. Holt resigned as a Director on November 23, 2009.

Annual Retainers

Effective for fiscal year 2009, the Company paid cash compensation to non-employee directors.  In addition to the fees indicated below, incremental fees are paid for meeting attendance and committee membership or chairmanship, as follows:

Position	Annual Amount
Non-employee - Board Chair	$25,000
Non-employee – Lead Director	$25,000
Non-employee Directors	$15,000
Meeting attendance - in person	$1,000
Meeting attendance – telephonic	$500
Audit Committee – Chair	$7,500
Audit Committee – Member	$3,000
Compensation Committee - Chair	$5,000
Compensation Committee - Member	$1,500
Corporate Governance and Nominating Committee - Chair	$5,000
Corporate Governance and Nominating Committee - Member	$1,500
Executive Committee – Chair	$1,500

Non-employee directors are granted stock options in recognition of their service.  Such directors are granted an option to purchase up to 150,000 shares of common stock, which vest monthly over their three-year board service term.  Non-employee directors who chair a committee are granted an additional 30,000 share option with the same vesting schedule.

Indemnification Agreements

We have entered into Indemnification Agreements with each of our executive officers and directors that provide for indemnification against certain possible actions, lawsuits, judgments, legal and professionals’ fees, and costs which may be brought against them in the course of their service.  Such agreements do not provide indemnification for acts and omissions for which indemnification is not permitted under Delaware law.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since January 1, 2009 there were no transactions, and there are no proposed transactions, in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest, except for the $50,000 quarterly payments made to Francis Ruotolo from June 2007 through September 2009 as more fully described above under Executive Compensation..

The Audit Committee of the Company’s Board of Directors is responsible for reviewing any transaction with related persons and making recommendations to the Board of Directors for consideration.

Director Independence

The entire Board of non-employee directors, with the exception of Francis Ruotolo, are “Independent” directors, as defined by applicable rules and regulations of the SEC and Nasdaq Stock Market.  The Company deems Francis Ruotolo to be not independent, on the basis of his previous employment with the Company.  Mr. Ruotolo has been employed by the Company within the past three years and has received payments in excess of the $120,000 threshold in 2008 and 2009 as more fully described above under Executive Compensation.

Beneficial Investor and Director Relationship

As noted in the Beneficial Shareholder’s table included herein, Lyle P. Campbell is a beneficial shareholder of 8.30% of the Common Stock of the Company.  In May 2007, Mr. Campbell’s son Craig Campbell joined the Company’s Board of Directors.  Mr. Craig Campbell is also a direct shareholder of the Company, beneficially owning 3.54% of the Company’s Common Stock.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weiser LLP has served as the Company’s independent registered public accounting firm since January 15, 2009.  Prior to Weiser LLP’s engagement, the Company had engaged the accounting firm Burr, Pilger & Mayer, LLP, whose services were dismissed as of January 13, 2009. During fiscal 2009 and 2008 we retained Burr, Pilger & Mayer to provide services in the following categories, for the fees indicated:

Description	2009	2008
Audit fees	$80,130	$117,425
Audit related fees	-	28,941
Tax fees	-	5,000
All other fees	-	14,176
Total	$80,130	$165,542

During fiscal 2009 we retained Weiser LLP to provide services in the following categories, for the fees indicated:

Description	2009	2008
Audit fees	$203,795	$-
Audit related fees	336,067	-
Tax fees	23,785	-
All other fees	-	-
Total	$563,647	$-

Audit Fees

These represent aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees include reviews of interim financial statements, Forms 10-Q and related financial information.

Tax Fees

Comprise of services for tax compliance and tax return preparation.

All Other Fees

All other fees include research, consultation and discussions related to various accounting and tax issues.

The Company’s Audit Committee pre-approved the principal types of services (audit, audit assurance and tax preparation) provided by the principal accountant during the year ended December 31, 2009. 100% of “Audit-Related Fees”, 100% of “Tax Fees” and 100% of “All Other Fees” were approved by the Company’s Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. The Company’s Audit Committee has considered whether the provision of services rendered by its accountants is compatible with maintaining the accountant’s independence. The Audit Committee reviews in advance, and grants any appropriate pre-approvals of, (i) all auditing services to be provided by the principal accountant and (ii) all non-audit services to be provided by the principal accountant as permitted by Section 10A of the Securities Exchange Act of 1934, and not specifically prohibited under the Sarbanes-Oxley Act of 2002, and in connection therewith approves all fees and other terms of engagement.

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

See accompanying notes to consolidated financial statements

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$462,024	$1,003,358
Non-cash investing and financing activities:
Prepaid insurance premiums financed by a loan	$69,514	$-
Assets acquired under capital leases	150,197
Extinguishment of 1% promissory notes to common stock	115,000	-
Extinguishment of 10% promissory notes to common stock, net of commission	771,316	-
Common stock issued to placement agent for note conversion into common stock	13,356	-
Extinguishment of promissory notes and issuance of Series A convertible preferred stock	3,154,063	-
Payment of accrued interest with Series A convertible preferred stock	425,161	-
Common stock subscription receivable	50,000	-
Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	2,048,534	-
Common stock issued to placement agent allocated to additional paid-in capital	-	51

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

Geographic Information

Revenues by geographic area were as follows:

	Years ended December 31,
	2009		2008
Domestic	$5,811,682	100%	$8,280,939	100%
International	-	0%	1,790	0%

Total	$5,811,682	100%	$8,282,729	100%

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

13. Commitments and Contingencies

As of December 31, 2009, the Company leased office facilities under a non-cancelable operating lease. Future minimum lease payments required under the non-cancelable leases are as follows:

Year ending December 31,	Operating Leases	Capital Leases
2010	$215,588	$60,224
2011	195,588	60,224
2012	195,588	45,168
2013	195,588
2014	195,588
Thereafter	195,588
Total minimum lease payments	$1,193,528	165,616
Less amount representing interest		(15,419)
Present value of net minimum lease payments		150,197
Less current obligations under capital leases		(51,488)
Long-term obligation under capital lease		$98,709

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

In connection with the Agreement, the Company is required to file a Registration Statement with the Securities and Exchange Commission on or before April 15, 2010 covering such shares, including warrant shares, and to have such registration statement declared effective no later than July 1, 2010.  In the event that the registration statement is not declared effective by July 1, 2010, the Company is obligated to pay to Fletcher an amount equal to 1.5% of the share value, as defined in the Agreement, for each 30 day period, or portion thereof, and increasing by 0.25% for each subsequent 30 day period, or portion thereof, based upon the number of days the registration statement is not declared effective after July 1, 2010.

Assuming the maximum share coverage of 26,609,536 common shares, including 11,074,197 warrant shares and using the closing share price of $0.90 as of March 31, 2010, the Company would be obligated to pay to Fletcher approximately $359,000 for the first 30 days following July 1, 2010 and approximately $419,000 for the next 30 days following July 1, 2010.  Amounts payable to Fletcher continue to increase each subsequent 30 day period, assuming no decreases in the stock price, and could be significant. The agreement does not provide a limit on the amount that the Company would be obligated to pay to Fletcher for not having an effective Registration Statement. Increases (decreases) in the Company's share price will increase (decrease) the amount the Company would be obligated to pay Fletcher.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of the 20th Day of April 2010 by the undersigned, thereunto duly authorized.

ANTs software inc.

By	/s/ Joseph Kozak
Joseph Kozak,
Chairman, Chief Executive Officer and President

DIRECTORS

By	/s/ Joseph Kozak
Joseph Kozak, Chairman, Chief Executive Officer
and President

Date	April 20, 2010

By	/s/ Craig L. Campbell
Craig Campbell, Director

Date	April 20, 2010

By	/s/ John R. Gaulding
John R. Gaulding, Director

Date	April 20, 2010

By	/s/ Robert T. Jett
Robert Jett, Director

Date	April 20, 2010

By	/s/ Ari Kaplan
Ari Kaplan, Director

Date	April 20, 2010

By	/s/ Robert H. Kite
Robert H. Kite, Director

Date	April 20, 2010

By	/s/ Francis K. Ruotolo
Francis K. Ruotolo, Director

Date	April 20, 2010

(a)	Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
4.1(3)	The description of Our common stock.
4.2(4)	The description of Our Series A Preferred Stock.
23.1	Letter of Consent from Independent Registered Public Accounting Firm, Weiser LLP.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(5)	ANTs software inc. 2010 Stock Plan.

(1)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the Commission on September 8, 2008.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 17, 2008.
(3)
Incorporated by Reference to Our Form 10SB12G filed with the Securities and Exchange Commission on September 14, 1999 including any amendment or report filed for the purpose of updating such description.

(4)	Incorporated by reference to Exhibit 3(i) to the Company’s current report on Form 8-K filed with the Commission on September 23, 2009.
(5)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on January 29, 2010.