Form 10-Q
period 2010-03-31
ANTS SOFTWARE INC
filed 2010-05-24
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

Commission file number: 000-16299

ANTS SOFTWARE INC.
 (Exact name of registrant as specified in its charter)

Delaware	13-3054685
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

71 Stevenson St., Suite 400, San Francisco, California 94105
(Address of principal executive offices, including zip code)

(650) 931-0500
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

ANTs software inc. had 109,335,679 shares of common stock outstanding as of May 11, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, would likely cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "hopes," "may," "will," "plans," "intends," "estimates," "could," "should," "would," "continue," "seeks" or "anticipates," or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, problems incurred in establishing sales and sales channels, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include, but are not limited to, statements under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other sections in this Quarterly Report. You should be aware that the occurrence of any of the events discussed under the heading "Item 1A. Risk Factors" and elsewhere in this Quarterly Report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this Quarterly Report are intended to be applicable to all related forward-looking statements wherever they may appear in this Quarterly Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,555,038	$1,168,024
Accounts receivable, net	552,766	560,439
Note receivable from customer	200,000	400,000
Prepaid expenses and other current assets	197,104	308,718
Total current assets	3,504,908	2,437,181

Property and equipment, net	345,694	360,078
Intangible assets, net	4,462,834	4,671,084
Goodwill	22,761,517	22,761,517
Other assets	39,997	39,997
Total assets	$31,114,950	$30,269,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$1,904,393	$1,805,157
Line of credit	250,000	250,000
Current portion of convertible promissory notes, net of debt discount of $625,000	1,375,000	--
Current portion of other long-term debt	52,345	63,396
Deferred revenue	367,538	451,568
Share-based liabilities	110,741	--
Total current liabilities	4,060,017	2,570,121

Convertible promissory notes, net of debt discount of $812,500, less current portion	--	1,187,500
Other long-term debt, less current portion	85,297	98,709
Deferred tax liability	344,000	344,000
Derivative liabilities	17,477,319	--
Total liabilities	21,966,633	4,200,330

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized	--	--
Series A convertible preferred stock, $0.0001 par value; 12,000,000 shares designated; 9,678,387 and 9,428,387 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively (liquidation preference of $9,678,387 as of March 31, 2010)	968	943
Common stock, $0.0001 par value; 200,000,000 shares authorized; 108,493,095 and 101,892,993 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	10,849	10,189
Additional paid-in capital	143,437,809	139,297,697
Accumulated deficit	(134,301,309)	(113,239,302)
Total stockholders’ equity	9,148,317	26,069,527
Total liabilities and stockholders’ equity	$31,114,950	$30,269,857

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Revenues	$1,506,812	$1,388,357

Cost of revenues	2,025,810	1,225,770

Gross (loss) profit	(518,998)	162,587

Operating expenses:
Research and development	1,179,508	535,957
Sales and marketing	473,359	517,305
General and administrative	2,048,496	1,144,629
Total operating expenses	3,701,363	2,197,891

Operating loss	(4,220,361)	(2,035,304)

Other (expense) income, net:
Expense in connection with issuance of derivative liabilities	(16,249,080)	--
Change in fair value of derivative liabilities	151,611	--
Interest expense	(240,917)	(1,072,487)
Interest income	586	2,483
Other (expense) income, net	(110,989)	1,945
Total other (expense) income	(16,448,789)	(1,068,059)

Net loss	(20,669,150)	(3,103,363)

Deemed dividend related to beneficial conversion on Series A convertible preferred stock	(392,857)	--

Net loss applicable to common stockholders	$(21,062,007)	$(3,103,363)

Basic and diluted net loss per share	$(0.20)	$(0.03)

Shares used in computing basic and diluted net loss per share	104,489,470	90,648,369

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC
CONDENSED CONSOLIDATED STATEMENTS
OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2010	9,428,387	$943	101,892,993	$10,189	$139,297,697	$(113,239,302)	$26,069,527
Net proceeds from private placement to accredited investors	--	--	3,465,321	347	1,385,782	--	1,386,129
Par value of shares issued in private placement with derivative liabilities	--	--	1,500,000	150	--	--	150
Vesting and issuance of common stock and warrants to purchase common stock granted for consulting arrangements	--	--	100,000	10	205,778	--	205,788
Stock issued for employee and director compensation under the stock plans	--	--	1,419,184	142	1,535,130	--	1,535,272
Stock issued for non-employee compensation under the stock plan, subject to vesting	--	--	40,597	4	48,692	--	48,696
Stock-based compensation expense – employees	--	--	--	--	165,067	--	165,067
Stock-based compensation expense – non-employees	--	--	--	--	119,338	--	119,338
Exercise of common stock warrants	--	--	75,000	7	37,493	--	37,500
Exercise of preferred stock warrants	250,000	25	--	--	249,975	--	250,000
Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	--	--	--	--	392,857	(392,857)	--
Net loss	--	--	--	--	--	(20,669,150)	(20,669,150)
Balance at March 31, 2010	9,678,387	$968	108,493,095	$10,849	$143,437,809	$(134,301,309)	$9,148,317

Balance at January 1, 2009	--	$--	90,648,369	$9,065	$115,963,846	$(87,929,614)	$28,043,297
Stock-based compensation expense – employees	--	--	--	--	240,869	--	240,869
Stock-based compensation expense – non-employees	--	--	--	--	13,751	--	13,751
Net loss	--	--	--	--	--	(3,103,363)	(3,103,363)
Balance at March 31, 2009	--	$--	90,648,369	$9,065	$116,218,466	$(91,032,977)	$25,194,554

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,669,150)	$(3,103,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254,311	270,962
Expense in connection with issuance of derivative liabilities	16,249,080	--
Change in fair value of derivative liabilities	(151,611)	--
Amortization of debt discount and prepaid debt issuance costs on notes payable	187,500	781,133
Stock issuable for equity financing costs	110,741	--
Stock-based compensation expense	1,868,373	254,620
Stock-based consulting expense	205,788	--
Changes in operating assets and liabilities:
Accounts receivable	7,673	17,514
Prepaid expenses and other assets	111,614	53,161
Payments received on notes receivable from customer	200,000	--
Accounts payable and other accrued expenses	99,236	476,119
Deferred revenue	(84,030)	(86,591)
Net cash used in operating activities	(1,610,475)	(1,336,445)

CASH FLOWS USED IN INVESTING ACTIVITY
Purchases of property and equipment	(31,677)	(23,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	2,766,129	--
Proceeds from exercise of preferred stock warrants	250,000	--
Proceeds from exercise of common stock warrants	37,500	--
Principal payments on long-term debt	(24,463)	(50,000)
Net cash provided by (used in) financing activities	3,029,166	(50,000)

Net increase (decrease) in cash and cash equivalents	1,387,014	(1,409,504)
Cash and cash equivalents at beginning of period	1,168,024	2,051,807
Cash and cash equivalents at end of period	$2,555,038	$642,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$53,417	$297,416

NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	392,857	--
Recorded value of common stock issued in private placement with derivative liabilities	--	--
Recorded value of equity rights and obligations issued in private placement with derivative liabilities, net	--	--

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Operations and Basis of Presentation

Nature of Operations

ANTs software inc. developed the ANTs Compatibility Server ("ACS") and continues to develop additional Compatibility Server products. The ANTs Compatibility Server brings the promise of a fast, cost-effective method to move applications from one database to another and enables enterprises to achieve cost efficiencies by consolidating their applications onto fewer databases. The Company’s IT managed services and professional services division provides pre- and post-sales services related to the ACS and application migration, application and database architecting, monitoring and management.

Basis of Presentation and Continuation as a Going Concern

The consolidated financial statements include the accounts of ANTs software inc. and its wholly-owned subsidiary, Inventa Technologies, Inc. ("Inventa," collectively referred to as the "Company"). All significant intercompany transactions and accounts have been eliminated.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, which include all of our accounts and those of our wholly owned subsidiary. As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2010 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. We derived the consolidated balance sheet at December 31, 2009 from the Company’s audited financial statements as of that date. You should read these financial statements and the related notes in conjunction with our financial statements and notes thereto contained in our Annual Report, as amended, on Form 10-K /A for the year ended December 31, 2009 filed with the SEC. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2010 or subsequent years.

The consolidated financial statements contemplate continuation of the Company as a going concern.  However, the Company has suffered recurring losses from operations, has a working capital deficiency and has generated negative cash flow from operations that raises substantial doubt about the Company’s ability to continue as a going concern.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a net accumulated deficit during its years of operations totaling $134,301,309 as of March 31, 2010. The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and/or obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. If further financing is not obtained, the Company may not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of the Company’s ability to secure such financing. A failure to obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of our products and technologies. The Company continues actively seeking additional capital through private placements of equity and/or debt. At current cash levels, management believes it has sufficient funds to operate until the fourth quarter of 2010. Should additional financing not be obtained, the Company will not be able to execute its business plan and the recoverability of its intangible assets may become impaired. Management’s plans, if successful, will mitigate the factors that raise substantial doubt about the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There have been no major changes in the Company’s significant accounting policies during the three months ended March 31, 2010 except for the accounting for derivative financial instruments discussed below.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change include, but are not limited to, the valuation of derivative liabilities arising from issuances of common stock and associated warrants, recoverability of long-lived and intangible assets, assumptions incorporated in determining stock-based compensation, and allowance for doubtful accounts receivable.  The estimates for the valuation of derivative liabilities are particularly subject to change in the near term. Actual results could differ from these estimates.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Fair value of Financial Instruments

The Company's carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturity of these financial instruments. The carrying values of the convertible promissory notes and other debt approximate their fair values. To determine the fair value of the convertible promissory notes and other debt, the Company estimated the fair value by first determining the Company's effective borrowing rate. The effective borrowing rate was estimated by considering the Company's high credit risk and high risk of nonperformance. The Company then evaluated the present value of the future cash flows for convertible promissory notes. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation, depending on the complexity of the derivative being measured. See “Derivative Financial Instruments” below.

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

Equity-Based Compensation

The Company has three equity-based compensation plans (the ANTs software inc. 2000 Stock Option Plan, the ANTs software inc. 2008 Stock Plan and the ANTs software inc. 2010 Stock Plan). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years. In March 2010, the Board of Directors of the Company approved the addition of an employee stock ownership plan component to the Company’s 401(k) retirement plan. The Company intends to make employee stock ownership plan contributions in shares of common stock, however employees will be permitted to effectively transfer the value of Company common stock contributed on their behalf to other investment options offered by the 401(k) retirement plan. Adoption of the employee stock ownership plan component is contingent upon pending approval from the Internal Revenue Service. No employee stock ownership plan contributions have been or will be made prior to approval of the plan by the Internal Revenue Service.

All equity-based awards to non-employees are accounted for at their fair value until vesting occurs.

Derivative Financial Instruments

During the normal course of business, from time to time, the Company issues warrants and options to vendors as consideration to perform services. The Company may also issue warrants as part of a debt or equity placement offering. The Company does not enter into any derivative contracts for speculative purposes.

The Company accounts for warrants with exercise price reset features, or “down-round” provisions, as derivative liabilities. Similarly, down-round provisions for issuances of common stock are also accounted for as derivative liabilities. These derivative liabilities are measured at fair value with the changes in fair value at the end of each period reflected in current period income or loss. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation to model the financial characteristics, depending on the complexity of the derivative being measured. A Monte Carlo simulation provides a more accurate valuation than standard option valuation methodologies such as the Black-Scholes or binomial option models when derivatives include changing exercise prices or different alternatives depending on average future price targets. In computing the fair value of the derivatives at the end of each period, the Company uses significant judgments, which, if incorrect, could have a significant negative impact to the Company's consolidated financial statements.  The input values for determining the fair value of the derivatives include observable market indices such as interest rates, and equity indices as well as unobservable model-specific input values such as certain volatility parameters. For further discussion, see notes 7 and 8.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition—Milestone Method.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. This update becomes effective during the quarter ended June 30, 2010. The Company is currently evaluating the impact of this accounting guidance, but does not expect adoption to have a material impact the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” and amended the existing disclosure guidance on fair value measurements, which is effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of this new guidance did not and will not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB ratified ASU No. 2009-13, “Revenue Recognition (Topic 605).” This ASU addresses criteria for separating the consideration in multiple-element arrangements. The ASU will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. The ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company does not believe that the adoption of this ASU will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements.” This ASU modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt the ASU retrospectively. In either case, early adoption is permitted. The Company does not believe that the adoption of this ASU will have a material effect on its consolidated financial statements.

2. Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Net loss applicable to common shareholders for the three months ended March 31, 2010 was adjusted to take into effect a deemed dividend related to a beneficial conversion feature on Series A Convertible preferred stock in the amount of $392,857.

The following table presents the calculation of basic and diluted net loss per common share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Loss applicable to common shares	$(21,062,007)	$(3,103,363)
Weighted-average common shares	104,489,470	90,648,369
Basic and diluted loss per share	$(0.20)	$(0.03)

Total anti-dilutive securities excluded from diluted net loss per share calculations:
Warrants	30,660,040	4,557,941
Convertible preferred stock	27,652,534	--
Stock options	11,262,198	10,351,957
Common stock subject to purchase rights held by an investor	6,288,888	--
Convertible promissory notes	2,500,000	12,106,115
	78,363,660	27,016,013

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3. Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consisted of the following items:

	March 31,	December 31,
	2010	2009

Trade payables	$1,559,722	$1,410,567
Accrued bonuses and commissions payable	139,437	257,236
Accrued vacation payable	155,234	87,354
Accrued interest on convertible promissory notes	50,000	50,000
	$1,904,393	$1,805,157

4. Deferred Revenues

Deferred revenue is comprised of license fees and annual maintenance and support fees. License fees are recognized upon customer acceptance of the product. Annual maintenance and support fees are amortized ratably into revenue in the consolidated statements of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product.

Deferred revenue activity for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended		Three months ended
	March 31, 2010		March 31, 2009

Beginning balance		$451,568		$487,121
Invoiced during the period		338,718		524,367
Deferred revenue recognized from prior period	(312,391)		(386,564)
Invoiced and recognized in current period	(110,357)		(224,394)
Total revenue recognized in current period		(422,748)		(610,958)
Ending balance		$367,538		$400,530

5. Debt

As of March 31, 2010, the outstanding balance of the convertible promissory notes was $1,375,000.  This is comprised of notes with a face amount of $2,000,000 due in February 2011 less unamortized debt discount of $625,000. The promissory notes are convertible into shares of common stock at $0.80 per share.

Debt discount and other issuance costs associated with the convertible promissory notes are amortized to interest expense over the remaining life of the convertible promissory notes using the effective interest method or the straight-line method, whichever is applicable. Upon conversion of convertible promissory notes into common stock, unamortized costs relating to the notes converted are charged to interest expense.  Total charges to interest for debt discount and other issuance costs were $187,500 and $781,133 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, other long-term debt includes a capital lease obligation of $137,642, of which $52,345 is due within the next 12 months.

The outstanding balance of $250,000 on the line of credit is due August 1, 2010.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6. Commitments and Contingencies

Pursuant to the terms of an investment agreement discussed in note 7 below, the Company is required to file a registration statement with the Securities and Exchange Commission (“SEC”) covering shares, including warrant shares, subject to the investment agreement and to have such registration statement declared effective no later than July 1, 2010. In the event that the registration statement is not declared effective by July 1, 2010, the Company is obligated to pay to the investor an amount based on the share value, as defined in the agreement, which could be significant.  In addition, the Company is obligated to pay the investor a quarterly amount based on the outstanding and unexercised initial warrants. The Company has the option to pay the quarterly amount for the outstanding and unexercised initial warrants in cash or shares of common stock.

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

On January 14, 2010, three lawsuits were filed against the Company by Robert T. Healey.  The first of these lawsuits, against the Company, demands inspection of the Company’s books and records.  The second lawsuit, against the Company, and its eight directors (including former director Tom Holt), is alleged to be brought by Mr. Healey “both individually and derivatively,” therein alleging various wrongdoing by the Company and its directors.  The third lawsuit, against the Company and its eight directors (including former director Mr. Holt), is brought by Mr. Healey for a declaration directing the Company to nominate Mr. Healey and Rick Cerwonka (the Company’s Chief Operating Officer and the President of the Company’s subsidiary, Inventa Technologies, Inc.) for election to the Company’s Board of Directors.  As discussed in note 11, on May 4, 2010, the Company and the members of the Board of Directors (including former director Mr. Holt) entered into a settlement agreement and mutual general release with Mr. Healey regarding the three lawsuits filed by Mr. Healey. Dismissal, with prejudice, is awaiting court approval. Mr. Healey is a stockholder and holds a $2,000,000 convertible promissory note as of March 31, 2010.

7. Stockholders' Equity and Derivative Liabilities

The Company had the following outstanding options and warrants to purchase common stock as of March 31, 2010:

	Outstanding	Exercisable

Options to purchase common stock, with exercise prices ranging from $0.36 to $3.20 per share	11,262,198	7,050,423
Warrants to purchase common stock, with exercise prices ranging from $0.01 to $2.31 per share	30,660,040	30,585,040

The Company recorded the following stock-based compensation for employees and non-employees:

	Three Months Ended March 31,
	2010	2009

Employees and non-employee members of the Board of Directors:
Stock options	$165,067	$240,869
Stock awards	1,535,272	13,751
	1,700,339	254,620

Non-employee consultants:
Stock options	119,338	--
Stock awards	48,696	--
Vesting of non-plan stock awards and warrants	205,788	--
	373,822	--
	$2,074,161	$254,620

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Following is a summary of equity transactions for the three months ending March 31, 2010 and 2009.

Three months ended March 31, 2010:

Series A Convertible Preferred Stock

On February 24, 2010, 250,000 preferred stock warrants were exercised at an exercise price of $1.00 per Series A convertible preferred stock share (the “Preferred Stock”) for gross proceeds of $250,000. Since the 250,000 shares of Preferred Stock issued were convertible to common stock at an effective price of $0.35 per share when the fair value of the common stock was $0.90 per share, the Company recorded the intrinsic value of this beneficial conversion feature as a Preferred Stock dividend totaling $392,857.

As of March 31, 2010, the 9,678,387 outstanding shares of Preferred Stock were convertible into 27,652,534 shares of common stock and the liquidation preference totaled $9,678,387.

Private Offerings to Accredited Investors

During the three months ended March 31, 2010, the Company received $1,386,129 from accredited investors from the sale of 3,465,321 shares of common stock at a price of $0.40 per share and 3,465,321 common stock warrants exercisable at $0.50 per share that are exercisable for a period of one year.

On March 12, 2010, the Company entered into an agreement (the “Agreement”) with Fletcher International, Ltd., (“Fletcher”) a company organized under the laws of Bermuda, under which Fletcher has the right and, subject to certain conditions, the obligation to purchase up to $10,000,000 of the Company’s common stock in multiple closings as described below.  Fletcher also received warrants to purchase up to $10,000,000 of the Company’s common stock as described below. Under the Agreement, the Company issued 1,500,000 shares of the Company’s common stock on March 22, 2010 at $1.00 per share for net proceeds of $1,380,000. As disclosed in note 11, the Company issued an additional 605,766 shares of common stock to Fletcher at $0.83 per share for net proceeds of $460,000, representing the first subsequent investment tranche under the Agreement.

Fletcher Common Stock

Fletcher's initial investment was for 1,500,000 shares of the Company’s common stock at $1.00 per share. At subsequent closings, Fletcher has the right to purchase (a) up to an aggregate of $500,000 of the Company’s common stock at a price per share equal to the Prevailing Market Price (as defined therein), (b) up to an aggregate of $3,000,000 of the Company’s common stock at a price per share equal to the greater of (i) $1.25 per share, and (ii) the Prevailing Market Price, and (c) up to an aggregate of $5,000,000 of the Company’s common stock at a price per share equal to the greater of (i) $1.50 per share, and (ii) the Prevailing Market Price.  The Company can require such purchases if certain conditions are satisfied.

Under the Agreement, Prevailing Market Price is defined as the average of the daily volume-weighted average price for shares of the Company’s common stock for the 40 business days ending on and including the third business day before the pricing event, but not greater than the average of the daily volume-weighted average price for shares of the Company’s common stock for any five consecutive or nonconsecutive business days in such 40 day period.

In connection with the Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission (“SEC”) covering such shares, including warrant shares, and to have such registration statement declared effective no later than July 1, 2010. The Company filed the registration statement on April 23, 2010.  In the event that the registration statement is not declared effective by July 1, 2010, the Company is obligated to pay to Fletcher an amount equal to 1.5% of the share value, as defined in the Agreement, for each 30 day period, or portion thereof, and increasing by 0.25% for each subsequent 30 day period, or portion thereof, based upon the number of days the registration statement is not declared effective after July 1, 2010.

Assuming the maximum share coverage of 26,609,536 shares of common stock, including 11,074,197 warrants and using the closing share price of $0.90 as of March 31, 2010, the Company would be obligated to pay to Fletcher approximately $359,000 for the first 30 days following July 1, 2010 and approximately $419,000 for the next 30 days following July 1, 2010.  Amounts payable to Fletcher continue to increase each subsequent 30 day period, assuming no decreases in the stock price, and could be significant. The Agreement does not provide a limit on the amount that the Company would be obligated to pay to Fletcher for not having an effective registration statement. Because payments are based in part on the daily common stock price, changes in the Company’s stock price would change the total amount the Company would be obligated to pay Fletcher each subsequent 30 day period. As of March 31, 2010, the Company has not accrued any amount related to the registration requirement.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

For the period of one year after each closing date, if the Company sells or issues shares or securities with an exercise or conversion price that is less than the purchase price per share paid by Fletcher, the Company is required to issue additional shares of common stock such that Fletcher receives the same price per share as the new issuance. Additionally, if a restatement of the financial statements occurs within one year from such an additional issuance of shares of common stock, the Company may be required to issue additional shares based on the market price of the common stock following a restatement. The Agreement also provides for adjustment to the purchase price per share for subsequent closings if a change in control was to occur. These events that could cause the Company to issue additional shares are a down-round provision that is accounted for as a derivative liability, further discussed below.

The aggregate fair value of the derivative liabilities exceeds the net proceeds of $1,380,000 from the initial investment. As a result, none of the proceeds, except for the common stock par value of $150, was allocated to the initial 1,500,000 shares of common stock issued on March 22, 2010.

Fletcher Warrants

The Company issued warrants on March 12, 2010 to purchase up to $10,000,000 of the Company's common stock in conjunction with the Agreement. The initial warrants issued to Fletcher currently covers 11,074,197 shares of the Company’s common stock, is exercisable at a price per share of $0.9030 subject to certain adjustments, is exercisable for nine years subject to certain extensions, and is exercisable on a net share settled basis. The term of the warrants will be extended if the aforementioned registration statement is not declared effective by July 1, 2010 or if the Company is required to restate its financial statements. The exercise price of the warrants is subject to adjustment upon a change of control event. Additionally, the Company could be required to pay Fletcher cash for an amount equal to the fair value of the warrants immediately prior to a change in control event. If certain conditions are satisfied, new warrants covering $10,000,000 of the Company’s common stock will be issued with an exercise price per share of $3.00 subject to certain adjustments, a term of two years subject to certain extensions, and the same net share settlement provisions as the initial warrants. Specifically, after March 12, 2013, if the average daily market price exceeds $3.00 per share during two consecutive quarters, the Company will issue new warrants with a two-year life covering $10,000,000 of the Company’s common stock and subject to any adjustments in price or term that were made to the initial warrants. Upon the Company giving Fletcher notice of the issuance of the new warrants, Fletcher will have ten days to exercise any remaining portion of the initial warrants. Any portion of the initial warrants still unexercised after ten days will be cancelled.

If the Company sells or issues shares or securities with an exercise or conversion price that is less than the warrant exercise price, which is currently $0.903, the warrant exercise price shall automatically be reduced and the number of shares subject to be issued under the warrants shall be increased to reflect the lower price. Furthermore, if the Company is required to restate its financial statements, the warrant exercise price shall be reduced to the market value of the Company’s common stock during a window of time following a restatement, as defined in the Agreement and the number of shares subject to be issued under the warrants shall be similarly increased. These events that could cause the warrant exercise price to be reduced or cause the Company to issue additional shares upon the exercise of the warrants are down-round provisions. The down-round provisions result in recording the warrants as derivative liabilities, further discussed below.

Fletcher Quarterly Payments

The Company is required to pay Fletcher quarterly payments on the outstanding and unexercised initial warrants equal to $0.01 per share into which the warrants are exercisable. The Company may elect to have the quarterly payment made in the Company’s common stock or cash.  The Company recorded a share-based liability of $110,741 as of March 31, 2010 and subsequently issued 128,818 shares of common stock to satisfy the March 31, 2010 quarterly payment due to Fletcher.

Derivative Liabilities

The warrants issued to Fletcher, having down-round provisions, and the down-round provision associated with shares of common stock issued to Fletcher are derivative liabilities recorded at fair value. The down-round provisions result in the number of shares to be issued determined on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The derivative liabilities were recorded in the consolidated balance sheet at fair value upon issuance which exceeded the initial net proceeds from the investment by $16,249,080. This difference has been recorded in the consolidated statement of operations as a non-cash charge in “Expense in connection with issuance of derivative liabilities” within other (expense) income. The fair value of the derivative liabilities were subsequently remeasured as of March 31, 2010 with the decrease in fair value of the derivative liabilities of $151,611 recorded in “Change in fair value of derivative liabilities,” also within other (expense) income, net in the consolidated statement of operations.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Other Equity Transactions

During the three months ended March 31, 2010, the Company had the following other equity transactions:

•
The Company granted 2,805,000 stock options at prices ranging from $0.61 to $0.97 per share with fair values ranging from $0.41 to $0.66 per share on the date of grant and 10,000 stock options were forfeited. Of the total stock options granted, 2,540,000 stock options were granted to directors and an officer of the Company. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.09, risk-free interest rates ranging from 1.3% to 1.6%, and an expected life of three years.

•
The Company issued 100,000 shares of common stock to two investor relations consultants due to the partial vesting of the 400,000 shares granted in 2009 and recognized $125,001 in professional fees. The Company also recognized $80,787 in professional fees related to the partial vesting of 300,000 common stock warrants issued to a consultant in 2009.

•
The Company issued 40,597 shares of common stock to consultants and 13,077 shares of common stock, net of 19,319 shares forfeited, to employees for compensation under the 2008 Stock Plan. Associated compensation expense was $48,696 and $13,768 for consultants and employees, respectively for the three months ended March 31, 2010.

•	The Company issued 150,000 shares of common stock to members of the Board of Directors under the 2008 Stock Plan and recorded compensation expense of $129,000.

•	The Company sold a total of 75,000 shares of common stock through the exercise of common stock warrants with an exercise price of $0.50 per share, resulting in gross proceeds of $37,500.

•
The Company issued warrants to purchase 120,000 shares of common stock with an exercise price of $0.90 per share for a period of three years.  The warrants were issued to a placement agent in conjunction with the Agreement with Fletcher.

•
The shareholders of the Company approved the adoption of the 2010 Stock Plan to allow for the grant of up to 10,000,000 shares of common stock and/or options to purchase common stock to employees, directors and consultants.

•
The Board of Directors of the Company approved the addition of an employee stock ownership plan component to the Company’s 401(k) retirement plan. Adoption of the plan is contingent upon pending approval from the Internal Revenue Service.

•
The Board of Directors of the Company approved grants of 1,256,107 shares of common stock to employees for compensation under the 2010 Stock Plan. The fair value of the shares ranged from $0.84 to $0.92 based upon the closing price of the stock on the date of grant. The shares vested as of March 31, 2010 and the Company recognized $1,142,705 of associated compensation expense for the three months ended March 31, 2010.

Three months ended March 31, 2009

During the three months ended March 31, 2009, the Company granted 35,000 stock options at $0.35 per share.

8. Fair Value Measurements

Effective January 1, 2008, the Company adopted the new accounting guidance relating to fair value measurements as required by the Fair Value Measurement Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for financial instruments measured at fair value on a recurring basis and effective January 1, 2009 on a non-recurring basis. The new accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States (“GAAP”) and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Also effective January 1, 2009, the Company adopted the new accounting guidance for determining whether a financial instrument is indexed to its own stock as required by the Derivatives and Hedging Topic of the ASC. The adoption of the new accounting guidance can affect the accounting for warrants with down-round provisions that protect holders from a decline in the stock price. For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether any warrants or other agreements to acquire shares of the Company's common stock contain down-round provisions based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Accordingly and as discussed in note 7, the Company determined that both the down-round provisions associated with common stock issued or to be issued to Fletcher and the Fletcher Warrants contained such provisions. As a result, the Company concluded that the down-round provisions associated with common stock issued or to be issued to Fletcher and the Fletcher Warrants were not indexed to the Company’s common stock and are therefore recorded as derivative liabilities.

The Company recognizes the derivative liabilities at their respective fair values on each reporting date. The Company measured the fair value of the initial warrants using a binomial model and the down-round provisions and other features using a Monte Carlo simulation as of both March 12, 2010, the date of issuance, and March 31, 2010. The derivative liabilities were initially recorded in the consolidated balance sheet upon issuance at a fair value of $17,628,930. The initial fair value of the derivative liabilities exceeded the initial net proceeds of $1,380,000 and par value of common stock by $16,249,080. This difference between initial fair value and net proceeds is a non-cash charge recorded as “Expense in connection with issuance of derivative liabilities” within other (expense) income, net in the consolidated statement of operations for the three months ended March 31, 2010. As of March 31, 2010, the fair value of the derivative liabilities was $17,477,319. The decrease in fair value of the derivative liabilities of $151,611 from issuance to March 31, 2010 is recorded in “Change in fair value of derivative liabilities.” Key assumptions for determining fair values included volatility of 99.9% and 98.9%, mean daily stock returns of 11.8% and 11.8%, and risk-free interest rates of 3.71% and 3.84% as of March 12, 2010 and March 31, 2010, respectively.

The derivative liabilities are considered level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). There were no assets as of or during the three months ended March 31, 2010 and no assets or liabilities as of or during the three months ended March 31, 2009 measured using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Derivative Liabilities

Balance, January 1, 2010	$--
Fair value of derivative liabilities upon issuance:
Allocated to net proceeds	1,379,850
Expensed at issuance	16,249,080
17,628,930
Net decrease in fair value of derivative liabilities (unrealized gain)	(151,611)
Balance, March 31, 2010	$17,477,319

9. Concentrations

For the three months ended March 31, 2010, $1,449,831, or 96%, of the Company’s gross revenues were derived from two customers, which represented $1,087,161 and $362,670, or 72% and 24% of the Company’s total gross revenues, respectively. For the three months ended March, 31, 2009, $1,351,904, or 97%, of the Company’s gross revenues were derived from three customers, which represented $802,330, $405,823 and $143,751, or 57%, 29% and 10% of the Company’s total revenues, respectively.

At March 31, 2010, three customers accounted for 95% (Customer A was 62%, Customer B was 21% and Customer C was 12%) of the trade accounts receivable balance of $552,766.  At December 31, 2009, three customers accounted for 92% (Customer A was 69%, Customer B was 12% and Customer C was 11%) of the trade accounts receivable balance of $560,439.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

10. Related Party Transactions

During the three months ended March 31, 2010, three members of the Board of Directors, an officer of the Company and a family member of an officer of the Company purchased 203,750 shares of common stock at $0.40 per share and 203,750 common stock warrants, exercisable at $0.50 per share for a period of one year, for total proceeds of $81,500 as part of a private placement.

As discussed in notes 6 and 11, the Company and the current members of the Board of Directors entered into a settlement agreement and mutual general release with Mr. Healey regarding the three lawsuits filed by Mr. Healey. Mr. Healey is a stockholder and holds a $2,000,000 convertible promissory note as of March 31, 2010.

11. Subsequent Events

Effective April 1, 2010, the Company issued 128,818 shares of common stock at a price of $0.86 per share to satisfy the March 31, 2010 quarterly payment of $110,741 due to Fletcher. On May 11, 2010, the Company issued 605,766 shares of common stock to Fletcher at $0.83 per share for net proceeds of $460,000. The shares were issued under the previously disclosed Agreement. See note 7 for a further discussion of the Agreement with Fletcher. On May 11, 2010, the Company also issued warrants to the placement agent to purchase 48,461 shares of common stock with an exercise price of $0.903 per share for a period of three years.

On April 28, 2010, the Company issued 300,752 shares of Series A convertible preferred stock for proceeds of $300,752 in conjunction with the exercise of preferred stock warrants.

On May 4, 2010, the Company and the members of the Board of Directors (including former director Mr. Holt) entered into a settlement agreement and mutual general release with Mr. Healey regarding the three lawsuits filed by Mr. Healey. Dismissal, with prejudice, is awaiting court approval. Additionally, under the settlement agreement, Mr. Healey withdraws all claims, allegations and assertions made in the derivative action, and all claims, allegations and assertions made on behalf of ANTs software inc., and the parties are to bear their own costs and attorney’s fees incurred in connection with the actions.  The settlement agreement contains mutual general releases of all claims known and unknown, but does not release certain promissory notes in aggregate initial principal face amount of $2,000,000 held by Mr. Healey and his brother, William J. Healey.  Under the settlement agreement neither party makes any payments to the other party, and under the settlement agreement Mr. Healey agrees not to take certain actions with regard to the Company’s stock and the Company’s shareholders. Mr. Healey is a stockholder and holds a $2,000,000 convertible promissory note as of March 31, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following  information should be read in conjunction with the accompany consolidated financial statements and notes thereto in Part 1 Item 1, Financial Statements for this Quarterly Report on Form 10-Q and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities Exchange Commission (“SEC”) on March 31, 2010, as amended on Form 10-K/A filed with the SEC on April 21, 2010.

Certain statements contained in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will have adequate financial resources to fund the development and operation of our business, that there will be no material adverse change in our operations or business, that we will meet success in marketing and selling our products, and that we will be able to continue to attract and retain skilled employees necessary for our business, among other things. The foregoing assumptions are based on judgments with respect to, among other things, information available to our future economic, competitive and market conditions and future business decisions. All of these assumptions are difficult or impossible to predict accurately and many are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by our business and operations, which could cause our financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of our technology or products to work as anticipated, failure to develop commercially viable products or services from our technology, delays or failure in financing efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “should”, “could,” “may,” “plan” and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter our capital investment and other expenditures, which may also adversely affect our results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by us that our objectives or plans will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Summary of Significant Activities

Private Offering to Accredited Investor

On March 12, 2010, the Company entered into an agreement (the “Agreement”) with Fletcher International, Ltd., a company organized under the laws of Bermuda (“Fletcher”), under which Fletcher has the right and, subject to certain conditions, the obligation to purchase up to $10,000,000 of the Company’s common stock in multiple closings.  Fletcher also received warrants to purchase up to $10,000,000 of the Company’s common stock. The Company issued 1,500,000 shares of common stock at $1.00 per share on March 22, 2010 for net proceeds of $1,380,000.  On May 11, 2010, the Company issued 605,766 shares of common stock at $0.83 per share under the Agreement for net proceeds of $460,000, representing the first subsequent tranche under the Agreement.

Certain features of the Agreement represent derivative liabilities to be recorded at fair value. The Company recognizes the derivative liabilities at their respective fair values on each reporting date. The Company measured the fair value of the initial warrants using a binomial model and the down-round provisions and other features using a Monte Carlo simulation as of both March 12, 2010, the date of issuance, and March 31, 2010. The derivative liabilities were initially recorded in the accompanying consolidated balance sheet upon issuance at a fair value of $17,628,930. The initial fair value of the derivative liabilities exceeded the initial net proceeds of $1,380,000 by $17,692,144. This difference between initial fair value and net proceeds is a non-cash charge recorded as “Expense in connection with issuance of derivative liabilities,” within other (expense) income, net in the accompanying consolidated statement of operations for the three months ended March 31, 2010. As of March 31, 2010, the fair value of the derivative liabilities was $16,249,080. The decrease in fair value of the derivative liabilities of $151,611 from issuance to March 31, 2010 is recorded in “Change in fair value of derivative liabilities” also within other (expense) income, net in the accompanying consolidated statement of operations. See notes 7 and 8 to the accompanying condensed consolidated financial statements for additional information.

Leading up to the Agreement with Fletcher, the Company was approaching significant liquidity constraints, particularly as it was nearing completion of the second version of its ANTs Compatibility Server (“ACS”) product. It was critical for the Company to maintain the development schedule as a result of the previously disclosed original equipment manufacturer (“OEM”) agreement with a global information technology vendor. The Company will supply database migration technology to the vendor under the OEM agreement.  The Company’s historical results of operations, liquidity constraints and delays associated with registering shares for a private investment in public equity (“PIPE”) transaction have made it difficult to obtain required funding from many common financing sources.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

The Company evaluated the Agreement with Fletcher relative to the Company’s needs and access to capital as well as the cost and availability of alternative financing sources such as other private placements to accredited investors.  The most recent private placement to accredited investors prior to entering into the Agreement with Fletcher was for the sale of 3,465,321 shares of common stock at a price of $0.40 per share and 3,465,321 common stock warrants exercisable at $0.50 per share that are exercisable for a period of one year. The price of $0.40 per share of common stock represented a discount of more than 50% of the average closing price of $0.90 per share of the Company’s common stock as reported on the over-the-counter (“OTC”) market during the three months ended March 31, 2010. Comparatively, the initial investment under the Agreement with Fletcher was for $1.00 per share, representing a modest premium compared to the $0.90 average noted above.  The Company expects that subsequent investments contemplated by the Agreement will also be for less of a discount than other private placements.

The Company recognizes that the value of derivative liabilities associated with the Agreement with Fletcher is very significant.  The excessive value of the derivative liabilities is primarily a result of warrants issued to Fletcher having a prolonged term of approximately nine years, contingently issuable subsequent warrants and provisions that protect Fletcher from a decline in the stock price (“down-round” provisions). The warrants have down-round provisions such that if the Company sells or issues shares or securities with an exercise or conversion price that is less than the warrant exercise price, which is currently $0.903, the warrant exercise price shall automatically be reduced and the number of shares subject to be issued under the warrants shall be increased to reflect the lower price. Similarly, the Company would be required to issue additional shares of common stock to Fletcher if a down-round transaction occurs within one year of closing any investment or warrant exercise by Fletcher. As disclosed in note 7 to the accompanying condensed consolidated financial statements, other events could also trigger a down-round provision.

While the Company cannot provide any guarantees or assurances regarding its future capital needs, it anticipates that the initial and expected subsequent investments by Fletcher, along with other available capital, will be sufficient to meet near- and mid-term capital requirements such that down-round provisions will not be triggered.  As the likelihood of the down-round provisions being triggered decreases, the fair value of the down-round provisions will also decrease. However, changes in the price of the Company’s common stock will change the intrinsic and fair values of the warrants until the warrants are exercised, replaced or expire unexercised. As a result, the fair value of the derivative liabilities will fluctuate and changes in fair value may result in significant non-cash expense or income in the Company’s results of operations.

Stock-based Compensation

The Board of Directors of the Company approved grants of 1,256,107 shares of common stock to employees for compensation under the 2010 Stock Plan. The fair value of the shares ranged from $0.84 to $0.92 based upon the closing price of the stock on the date of grant. The shares vested as of March 31, 2010 and the Company recognized $1,142,705 of associated compensation expense in the accompanying consolidated statement of operations for the three months ended March 31, 2010. These grants were made in conjunction with a reduction in cash compensation and in an effort to increase employee ownership in the Company.

Results of Operations

Results of operations are summarized in the table below.

	Three Months Ended March 31,
	2010	% Change	2009

Revenues	$1,506,812	9%	$1,388,357
Cost of revenues	2,025,810	65	1,225,770
Gross (loss) profit	(518,998)	(419)	162,587
Operating expenses	3,701,363	68	2,197,891
Operating loss	(4,220,361)	107	(2,035,304)
Other (expense) income, net	(16,448,789)	1,440	(1,068,059)
Net loss	(20,669,150)	566	(3,103,363)
Deemed dividend related to Series A convertible preferred stock	(392,857)	--	--
Net loss applicable to common stockholders	$(21,062,007)	579%	$(3,103,363)

Basic and diluted net loss per common share	$(0.20)	489%	$(0.03)

Shares used in computing basic and diluted net loss per share	104,489,470	15%	90,648,369

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Revenues

The Company’s revenues for the three months ended March 31, 2010 and 2009 include service revenues representing managed and professional service fees for database and network maintenance and support services.  Revenues for the three months ended March 31, 2010 were $1.5 million, an increase of $0.1 million compared to $1.4 million for the three months ended March 31, 2009.  For the three months ended March 31, 2010, two customers accounted for 96% of the Company’s gross revenues (Company A, 72% and Company B, 24%) compared to three customers that accounted for 97% of the Company’s gross revenues for the three months ended March 31, 2009 (Company A, 57%, Company B, 29% and Company C, 10%).  The increase in revenues for the three months ended March 31, 2010 over the comparable period in 2009 is primarily attributable to professional service projects for Company A that were initiated during or subsequent to the three months ended March 31, 2009, partially offset by professional service projects for Company B and Company C that were completed subsequent to March 31, 2009.

Conditional on the Company’s technology developments being successful, the presence of customer demand and the Company having a competitive advantage, future revenues may include sales and licenses of its ANTs Compatibility Server (“ACS”) product and managed services revenue related to existing and new contracts and professional services revenue from pre- and post-sales consulting related to ACS and other database consolidation technologies. Sales of the Company’s first ACS product, which translates from Sybase to Oracle, have been limited due to the structure of the sales arrangement and go-to-market strategy. As such, the Company has structured the go-to-market strategy for the second ACS product differently via the use of an Original Equipment Manufacturer (“OEM”) agreement. Pursuant to the OEM agreement, ANTs is responsible for technology development specifically tailored to the OEM’s needs. The OEM will assume responsibility for marketing, sales and support of the technology on a worldwide basis, while ANTs will be the preferred service provider for migration projects. The Company is currently in the process of developing the second ACS product for a planned announcement and release in mid-2010. The Company intends to develop additional ACS products based on market demand and the availability of resources for development.

Cost of Revenues

Cost of revenues was $2.0 million and $1.2 million for three months ended March 31, 2010 and 2009, respectively. The increase in cost of revenues for the three months ended March 31, 2010 compared to the similar period in 2009 was largely due to an increase in stock-based compensation of $0.7 million that more than offset a 10% reduction in cash compensation to both employees and contractors in customer support roles. Stock-based compensation for non-employee contractors is adjusted each period to reflect changes in fair value.  The fair value adjustments to these equity-based instruments may result in greater volatility in cost of revenues.

Operating Expenses

Operating expenses are summarized in the table below.

	Three Months Ended March 31,
	2010			2009
	Amount	%	% Change	Amount	%

Research and development	$1,179,508	32%	120%	$535,957	24%
Sales and marketing	473,359	13	(8)	517,305	24
General and administrative	2,048,496	55	79	1,144,629	52

	$3,701,363	100%	68%	$2,197,891	100%

The Company’s primary operating expenses are salaries, benefits and consulting fees related to developing and marketing ACS, and marketing and selling managed and professional services. The Company began development of ACS in early 2007.

Research and Development

Research and development expense consists primarily of employee compensation and benefits, contractor fees to research and development service providers, stock-based compensation for both employees and non-employee contractors, and equipment and computer supplies.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Total research and development expense for the three months ended March 31, 2010 was $1.2 million compared to $0.5 million for the three months ended March 31, 2009, an increase of more than $0.6 million or 120%.  The increase is due primarily for employee compensation and benefits due to additional headcount for the three months ended March 31, 2010 compared to the same period in 2009. Headcount for research and development personnel has been increasing since the latter half of 2009 to complete the next generation ACS product. At March 31, 2010, the Company had 22 research and development employees compared to three as of March 31, 2009.

Sales and Marketing

Sales and marketing expense consists primarily of employee salaries and benefits, stock-based compensation, professional fees for marketing and sales services, and amortization of acquired customer relationships.

Total sales and marketing expense for was $0.5 million for both the three months ended March 31, 2010 and 2009.  The Company experienced a decrease of $0.2 million for the period ended March 31, 2010 to March 31, 2009 in cash-based employee compensation and benefits due to staffing changes, including the departure of the Company’s vice president of sales in September 2009.  These decreases were offset by an increase in stock-based compensation of $0.1 million for other sales and marketing employees associated with the company-wide 10% reduction in cash compensation. The Company continues to engage in an active marketing program and is developing a sales strategy for its next generation ACS product.

General and Administrative

General and administrative expenses consists primarily of employee salaries and benefits, professional fees (legal, accounting, and investor relations), facilities expenses, and corporate insurance.

Total general and administrative expense for three months ended March 31, 2010 was $2.0 million compared to $1.1 million for the three months ended March 31, 2009, an increase of more than $0.9 million, or 79%, due primarily to the following:

•
Professional fees increased $0.4 million primarily due to costs incurred for the annual shareholder meeting on March 17, 2010, an overall increase in investor relation activities, litigation-related legal fees and the use of additional external resources for accounting and compliance activities.

•
Facilities, director fees, insurance and other expense increased by $0.2 million primarily due to restricted stock awards granted non-employee members of the Board of Director meetings during the three months ended March 31, 2010 compared to the comparable period in the prior year.

•
Employee compensation and benefits, including stock-based compensation increased $0.3 million.  The increase includes $0.2 million for stock-based compensation that more than offset the company-wide 10% reduction in cash compensation to general and administrative employees and contractors. The increase also includes $0.1 million for accrued executive bonuses for the three months ended March 31, 2010 compared to no accrual for the three months ended March 31, 2009.

Other (Expense) Income, Net

Other (expense) income primarily consists of equity financing costs and interest expense and to a lesser extent, income earned on the Company's cash and cash equivalents. Other (expense) income is summarized in the table below.

	Three Months Ended March 31,
	2010	2009

Expense in connection with issuance of derivative liabilities	$(16,249,080)	$--
Change in fair value of derivative liabilities	151,611	--
Interest expense	(240,917)	(1,072,487)
Interest income	586	2,483
Other (expense) income, net	(110,989)	1,945
	$(16,448,789)	$(1,068,059)

The expense in connection with issuance of derivative liabilities for the three months ended March 31, 2010 reflects a non-cash charge to operations for the difference between the initial fair value of the derivative liabilities and the initial net proceeds received from the Agreement with Fletcher. The change in fair value of derivative liabilities is for the period from issuance to March 31, 2010. Other expense includes $0.1 million for a quarterly payment to Fletcher based on the outstanding and unexercised initial warrants. The quarterly payment amount is equal to $0.01 per share into which the warrants are exercisable. The Company may elect to have the quarterly payment made in the Company’s common stock or cash.  See note 7 to the accompanying consolidated financial statements for additional information.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Interest expense for the three months ended March 31, 2010 decreased $0.8 million, or 78%, compared to the three months ended March 31 2009 due to a decrease in the amount of amortization from the discounts on the convertible promissory notes as a majority of the notes were converted into Series A Convertible preferred stock during the third quarter of 2009.

Liquidity, Capital Resources and Financial Condition

Cash flows are summarized in the table below.

	Three Months Ended March 31,
	2010	% Change	2009

Net cash used in operating activities	$(1,610,475)	21%	$(1,336,445)
Net cash used in investing activities	(31,677)	37	(23,059)
Net cash provided by (used in) financing activities	3,029,166	6,158	(50,000)
Net increase (decrease) in cash	$1,387,014	198%	$(1,409,504)

Net Cash Used in Operating Activities

For the three months ended March 31, 2010, cash used in operating activities was $1.6 million, an increase of approximately $0.3 million from the three months ended March 31, 2009. The increase is primarily a result of the increase in headcount as of March 31, 2010 compared to March 31, 2009 and efforts to become more current on our vendor accounts payable.

Net Cash Used in Investing Activities

For both periods ended March 31, 2010 and 2009, cash used in investing activities was consistent at less than $0.1 million.

Net Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2010, cash provided by financing activities resulted from the following:

•
$1,386,129 in net proceeds from the sale of 3,465,321 shares of the Company’s common stock at a price of $0.40 per share and 3,465,321 common stock warrants exercisable at $0.50 per share that expire in one year as part of a private placement.

•
$1,380,000 in net proceeds from the sale of 1,500,000 shares of common stock at $1.00 per share to Fletcher. The Agreement with Fletcher also included a right and, subject to certain conditions, an obligation to purchase up to an additional $8,500,000 of the Company’s common stock in multiple closings, initial warrants to purchase $10,000,000 of the Company’s common stock at an exercise price of $0.9030 per share and other features that, in the aggregate, resulted in the Company recording $17,628,930 in initial derivative liabilities. The Fletcher Agreement is discussed further in note 7 to the accompanying consolidated financial statements.

•	$250,000 in proceeds from the exercise of 250,000 preferred stock warrants.

•	$37,500 in proceeds from the exercise of 75,000 common stock warrants.

•	$24,463 in principal payments on long-term debt.

From time to time, the Company engages in private placement activities with accredited investors. The private placements sometimes consist of units, which gives the investor shares of restricted common stock at a discount to the then-current market price, and warrants to purchase a number of restricted shares of common stock at a fixed price set at a premium to the then-current market price. The warrants generally have a life of one to three years. As discussed in note 7 to the accompanying consolidated financial statements, the Agreement with Fletcher included warrants having a term of approximately nine years.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Also as discussed in note 7 to the accompanying condensed consolidated financial statements, the Company was required under the terms of the Agreement with Fletcher to file a registration statement with the Securities and Exchange Commission (“SEC”) covering shares, including warrant shares, and to have such registration statement declared effective no later than July 1, 2010. In the event that the registration statement is not declared effective by July 1, 2010, the Company is obligated to pay Fletcher an amount based on the share value, as defined in the Agreement, which could be significant.  In addition, the Company is obligated to pay Fletcher a quarterly amount based on the outstanding and unexercised initial warrants. The Company has the option to pay the quarterly amount in cash or shares of common stock.

The Company had approximately $2.6 million in cash and cash equivalents on hand as of March 31, 2010. During the three months ended March 31, 2010, the Company used approximately $0.5 million per month for operating activities. The Company has suffered recurring losses from operations, has a working capital deficit and has generated negative cash flow from operations that raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and/or obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. If further financing is not obtained, the Company may not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of the Company’s ability to secure such financing. A failure to obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of its products and technologies. The Company continues actively seeking additional capital through private placements of equity and/or debt.

At current cash levels, management believes it has sufficient funds to operate until the fourth quarter of 2010. Should additional financing not be obtained, the Company will not be able to execute its business plan and the recoverability of its intangible assets may become impaired. Management’s plans, if successful, will mitigate the factors that raise substantial doubt about the ability to continue as a going concern. Additionally, the Company may be able to mitigate these factors through the generation of revenue from the licensing of the second ACS product if the development efforts are successful and the market demand continues for such products. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Derivative Financial Instruments

During the normal course of business, from time to time, the Company issues warrants and options to vendors as consideration to perform services. The Company may also issue warrants as part of a debt or equity placement offering. The Company does not enter into any derivative contracts for speculative purposes.

The Company accounts for warrants with exercise price reset features, or “down-round” provisions, as liabilities. Similarly, down-round provisions for issuances of common stock are also accounted for as liabilities. These derivative liabilities are measured at fair value with the changes in fair value at the end of each period reflected in current period income or loss. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation to model the financial characteristics, depending on the complexity of the derivative being measured. A Monte Carlo simulation provides a more accurate valuation than standard option valuation methodologies such as the Black-Scholes or binomial option models when derivatives include changing exercise prices or different alternatives depending on average future price targets. In computing the fair value of the derivatives at the end of each period, the Company uses significant judgments, which, if incorrect, could have a significant negative impact to the Company's consolidated financial statements.  The input values for determining the fair value of the derivatives include observable market indices such as interest rates, and equity indices as well as unobservable model-specific input values such as certain volatility parameters. For further discussion, see notes 7 and 8 to the accompanying condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are summarized in note 1 to the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This information has been omitted based on the Company's status as a smaller reporting company.

Item 4T. Controls and Procedures.

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

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, migrating processes, or acquisition of subsidiaries. There have been no changes during the quarter ended March 31, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

On January 14, 2010, three lawsuits were filed against the Company by Robert T. Healey.  The first of these lawsuits, against the Company, demands inspection of the Company’s books and records.  The second lawsuit, against the Company, and its eight directors (including former director Tom Holt), is alleged to be brought by Mr. Healey “both individually and derivatively,” therein alleging various wrongdoing by the Company and its directors.  The third lawsuit, against the Company and its eight directors (including former director Mr. Holt), is brought by Mr. Healey for a declaration directing the Company to nominate Mr. Healey and Rick Cerwonka (the Company’s Chief Operating Officer and the President of the Company’s subsidiary, Inventa Technologies, Inc.) for election to the Company’s Board of Directors.  As discussed in note 11 to the accompanying consolidated financial statements, on May 4, 2010, the Company and the members of the Board of Directors (including former director Mr. Holt) entered into a settlement agreement and mutual general release with Mr. Healey regarding the three lawsuits filed by Mr. Healey. Dismissal, with prejudice, is awaiting court approval.

Item 1A. Risk Factors.

Other than the following, there have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010.

Business Risks

We may incur substantial penalties or lose a potential source of significant funding if we are unable to have a registration statement declared effective by the SEC by July 1, 2010.

On March 12, 2010, we entered into a stock purchase agreement with Fletcher International, Ltd. (“Fletcher”) whereby Fletcher would invest in the Company through purchase of shares of our common stock and potential future exercise of warrants to purchase shares of common stock.  Under the terms of the agreement, we are required to register the shares issued and reserved for future issuance through a registration statement which is required to become effective on or before July 1, 2010.  We begin to incur penalties for each day after July 1, 2010 in which the registration statement is not effective and those penalties could become substantial within a relatively short time after July 1, 2010.  In addition, failure to have the registration statement declared effective by July 1, 2010 could result in Fletcher no longer being obligated to purchase our shares of common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, the Company received $1,386,129 from accredited investors from the sale of 3,465,321 shares of common stock at a price of $0.40 per share and 3,465,321 common stock warrants exercisable at $0.50 per share that are exercisable for a period of one year. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.  These securities (and the securities issued in the other private placements discussed herein) have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On March 22, 2010, the Company received net proceeds of $1,380,000 from Fletcher from the sale of 1,500,000 shares of common stock at a price of $1.00 per share.  Pursuant to the Agreement with Fletcher, the Company also issued to Fletcher warrants on March 12, 2010 to purchase up to $10,000,000 of the Company’s common stock. See note 7 to the accompanying financial statements for further discussion of the Fletcher Agreement. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.  These securities (and the securities issued in the other private placements discussed herein) have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

3.1
Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Commission on September 8, 2008.

3.2	Amended and Restated Bylaws of the Company, as listed in Exhibit 3.2 to our Form 10-K filed with the Commission on March 17, 2008, is hereby incorporated by reference.

4.1
The description of the Company's common stock, incorporated be reference to the Company's Form 10SB12G filed with the Commission on September 14, 1999 including any amendment or report filed for the purpose of updating such description.

4.2
The description of the Company's Series A convertible preferred stock, incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2009.

10.1
Stock Purchase Agreement entered into by and between ANTs software inc. and Fletcher International, Ltd., as listed in Exhibit 10.1 to our Registration Statement on Form S-1 filed with the Commission on April 23, 2010, is hereby incorporated by reference.

10.2
Warrant to Purchase Shares of Common Stock of ANTs software inc., as listed in Exhibit 10.2 to our Registration Statement on Form S-1 filed with the Commission on April 23, 2010, is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTs software inc.

Date: May 21, 2010	By:	/s/ David A. Buckel
David A. Buckel, Chief Financial Officer