Form 10-Q
period 2010-06-30
ANTS SOFTWARE INC
filed 2010-08-19
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

ANTs software inc. had 114,946,260 shares of common stock outstanding as of August 9, 2010.

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

Forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "hopes," "may," "will," "plans," "intends," "estimates," "could," "should," "would," "continue," "seeks" or "anticipates," or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, problems incurred in establishing sales and sales channels, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include, but are not limited to, statements under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other sections in this Quarterly Report. You should be aware that the occurrence of any of the events discussed under the heading "Item 1A. Risk Factors" in part II of this Quarterly Report and elsewhere in this Quarterly Report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this Quarterly Report are intended to be applicable to all related forward-looking statements wherever they may appear in this Quarterly Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,298,984	$1,168,024
Accounts receivable, net	560,718	560,439
Note receivable from customer	--	400,000
Prepaid expenses and other current assets	362,736	308,718
Total current assets	2,222,438	2,437,181

Property and equipment, net of accumulated depreciation of $745,860 and $661,251	839,298	360,078
Intangible assets, net of accumulated amortization of $1,735,416 and $1,318,916	4,254,584	4,671,084
Goodwill	22,761,517	22,761,517
Other assets	39,997	39,997
Total assets	$30,117,834	$30,269,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,576,608	$1,805,157
Line of credit	250,000	250,000
Current portion of convertible promissory notes, net of debt discount of $437,500	1,562,500	--
Current portion of other long-term debt	53,217	63,396
Deferred revenue	288,061	451,568
Share-based liabilities	110,742	--
Total current liabilities	4,841,128	2,570,121

Convertible promissory notes, net of debt discount of $812,500	--	1,187,500
Other long-term debt, less current portion	71,661	98,709
Deferred tax liability	344,000	344,000
Derivative liabilities	19,741,304	--
Total liabilities	24,998,093	4,200,330

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized	--	--
Series A convertible preferred stock, $0.0001 par value; 12,000,000 shares designated; 9,979,139 and 9,428,387 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively (liquidation preference of $9,979,139 and $9,428,387, respectively)	998	943
Common stock, $0.0001 par value; 200,000,000 shares authorized; 113,190,617 and 101,892,993 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	11,319	10,189
Additional paid-in capital	146,548,947	139,297,697
Accumulated deficit	(141,441,523)	(113,239,302)
Total stockholders’ equity	5,119,741	26,069,527
Total liabilities and stockholders’ equity	$30,117,834	$30,269,857

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues, net of trade discounts	$1,503,586	$1,369,587	$3,010,398	$2,757,944

Cost of revenues	1,339,792	1,231,834	3,365,602	2,457,603

Gross profit (loss)	163,794	137,753	(355,204)	300,341

Operating expenses:
Research and development	743,742	398,331	1,885,941	934,288
Sales and marketing	378,562	505,998	851,920	1,023,303
General and administrative	2,210,425	1,504,871	4,296,480	2,645,340
Total operating expenses	3,332,729	2,409,200	7,034,341	4,602,931

Operating loss	(3,168,935)	(2,271,447)	(7,389,545)	(4,302,590)

Other (expense) income, net:
Expense in connection with issuance of derivative liabilities	--	--	(16,249,080)	--
Net change in fair value of derivative liabilities	(2,263,985)	--	(2,112,374)	--
Loss on conversion/ extinguishment of convertible promissory notes	--	(495,833)	--	(495,833)
Interest expense	(241,488)	(1,141,052)	(482,405)	(2,213,539)
Interest income	--	237	--	2,720
Other (expense) income, net	(554,956)	(1,590)	(665,112)	(3,805)
Total other (expense) income	(3,060,429)	(1,638,238)	(19,508,971)	(2,710,457)

Net loss	(6,229,364)	(3,909,685)	(26,898,516)	(7,013,047)

Deemed dividend related to beneficial conversion on Series A convertible preferred stock	(910,848)	--	(1,303,705)	--

Net loss applicable to common stockholders	$(7,140,212)	$(3,909,685)	$(28,202,221)	$(7,013,047)

Basic and diluted net loss per share	$(0.07)	$(0.04)	$(0.26)	$(0.08)

Shares used in computing basic and diluted net loss per share	109,177,067	92,518,076	106,846,218	91,588,388

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC
CONDENSED CONSOLIDATED STATEMENTS
OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2010	9,428,387	$943	101,892,993	$10,189	$139,297,697	$(113,239,302)	$26,069,527
Net proceeds from private placement	--	--	4,071,088	407	1,845,722	--	1,846,129
Par value of shares issued in private placement with derivative liabilities	--	--	1,500,000	150	--	--	150
Quarterly share payment to investor per private placement agreement	--	--	128,818	13	110,729	--	110,742
Vesting and issuance of common stock and warrants to purchase common stock granted for consulting arrangements	--	--	200,000	20	406,381	--	406,401
Stock issued for employee and director compensation under the stock plans	--	--	4,919,184	492	1,707,496	--	1,707,988
Stock issued for non-employee compensation under the stock plan, subject to vesting	--	--	52,891	5	160,706	--	160,711
Stock-based compensation expense – employees	--	--	--	--	511,481	--	511,481
Stock-based compensation expense – non-employees	--	--	--	--	323,494	--	323,494
Exercise of common stock warrants	--	--	174,993	18	77,479	--	77,497
Exercise of preferred stock warrants	550,752	55	--	--	550,697	--	550,752
Exercise of employee stock options	--	--	250,650	25	253,360		253,385
Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	--	--	--	--	1,303,705	(1,303,705)	--
Net loss	--	--	--	--	--	(26,898,516)	(26,898,516)
Balance at June 30, 2010	9,979,139	$998	113,190,617	$11,319	$146,548,947	$(141,441,523)	$5,119,741

Balance at January 1, 2009	--	$--	90,648,369	$9,065	$115,963,846	$(87,929,614)	$28,043,297
Net proceeds from private placements to accredited investors	--	--	847,500	85	338,915	--	339,000
Issuance of warrants to purchase 287,500 shares of common stock with the issuance of two 1% convertible notes	--	--	--	--	78,693	--	78,693
Beneficial conversion feature of two 1% convertible notes	--	--	--	--	20,125	--	20,125
Conversion of 1% notes	--	--	287,500	29	114,971	--	115,000
Conversion of 10% convertible promissory notes, net of commission	--	--	1,770,833	177	758,783	--	758,960
Stock issued to placement agent for conversion of 10% convertible promissory notes	--	--	23,850	2	12,354	--	12,356
Stock issuable for the extension of a 10% convertible promissory note and interest payments	--	--	--	--	11,450	--	11,450
Issuance of common stock and warrants to purchase common stock granted for consulting arrangements, subject to vesting	--	--	200,000	20	35,306	--	35,326
Stock issued for employee compensation under the stock plans, subject to vesting	--	--	1,264,743	126	62,479	--	62,605
Stock issued for non-employee compensation under the stock plan, subject to vesting	--	--	195,000	20	9,632	--	9,652
Stock issuable for a consulting arrangement	--	--	--	--	5,000	--	5,000
Stock-based compensation expense – employees	--	--	--	--	525,858	--	525,858
Stock-based compensation expense – non-employees	--	--	--	--	17,838	--	17,838
Net loss	--	--	--	--	--	(7,013,047)	(7,013,047)
Balance at June 30, 2009	--	$--	95,237,795	$9,524	$117,955,250	$(94,942,661)	$23,022,113

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,898,516)	$(7,013,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	501,109	529,209
Expense in connection with issuance of derivative liabilities	16,249,080	--
Net change in fair value of derivative liabilities	2,112,374	--
Amortization of debt discount and prepaid debt issuance costs on notes payable	375,000	1,657,136
Stock issuable for equity financing costs	221,484	--
Stock-based compensation expense	2,219,469	588,463
Stock-based consulting expense	890,606	67,816
Stock-based interest expense	--	11,450
Loss on conversion/extinguishment of debt	--	495,833
Changes in operating assets and liabilities:
Accounts receivable	(279)	(34,929)
Prepaid expenses and other assets	(54,018)	44,418
Payments received on notes receivable from customer	400,000	1,500,000
Other assets	--	30,320
Accounts payable and other accrued expenses	771,451	990,745
Deferred revenue	(163,507)	(160,614)
Net cash used in operating activities	(3,375,747)	(1,293,200)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capitalization of software development costs	(504,467)	--
Purchases of property and equipment	(59,362)	(23,059)
Net cash used in investing activities	(563,829)	(23,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	3,226,129	454,000
Proceeds from exercise of preferred stock warrants	550,752	--
Proceeds from exercise of common stock options and warrants	330,882	--
Proceeds from line of credit	--	50,000
Principal payments on long-term debt	(37,227)	(84,365)
Net cash provided by financing activities	4,070,536	419,635

Net increase (decrease) in cash and cash equivalents	130,960	(896,624)
Cash and cash equivalents at beginning of period	1,168,024	2,051,807
Cash and cash equivalents at end of period	$1,298,984	$1,155,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$107,405	$313,636

NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed dividends related to beneficial conversion feature on Series A convertible preferred stock	$1,303,705	$--
Issuance of 123,047 shares of common stock to settle share-based liabilities	110,742	--
Recorded value of common stock issued in private placement with derivative liabilities	--	--
Recorded value of equity rights and obligations issued in private placement with derivative liabilities, net	--	--
Recorded value of warrants issued to placement agent in connection with private placement of equity rights and obligations	--	--
Conversion of promissory notes to common stock	--	886,316
Common stock issued to placement agent for note conversion	--	13,356
Prepaid insurance premiums financed with a loan	38,776	69,514

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

ANTs software inc. (“ANTs” or the “Company”) developed the ANTs Compatibility Server (“ACS”) and continues to develop additional ACS products. The ACS brings the promise of a fast, cost-effective method to move applications from one database to another and enables enterprises to achieve cost efficiencies by consolidating their applications onto fewer databases. The Company’s IT managed services and professional services division provides pre- and post-sales services related to the ACS and application migration, application and database architecting, monitoring and management.

Basis of Presentation and Continuation as a Going Concern

The consolidated financial statements include the accounts of ANTs software inc. and its wholly-owned subsidiary, Inventa Technologies, Inc. (“Inventa,” collectively referred to as the “Company”). All significant intercompany transactions and accounts have been eliminated.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, which include all of our accounts and those of our wholly owned subsidiary. As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2010 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. We derived the consolidated balance sheet at December 31, 2009 from the Company’s audited consolidated financial statements as of that date. These consolidated financial statements and the related notes should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K, as amended by our Amendment to the Annual Report Form 10-K/A, for the year ended December 31, 2009 filed with the SEC. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2010 or subsequent years.

The consolidated financial statements contemplate continuation of the Company as a going concern.  However, the Company has suffered recurring losses from operations, has a working capital deficiency and has generated negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has had minimal revenues since inception, incurred losses from operations since its inception and has a net accumulated deficit during its years of operations totaling $141,441,523 as of June 30, 2010. The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and/or obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. If further financing is not obtained, the Company may not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of the Company’s ability to secure such financing. A failure to obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of our products and technologies. The Company continues actively seeking additional capital through private placements of equity and/or debt. At current cash levels, management believes it has sufficient funds to operate until the fourth quarter of 2010. Should additional financing not be obtained, the Company will not be able to execute its business plan and the recoverability of its intangible assets may become impaired. Management’s plans, if successful, will mitigate the factors that raise substantial doubt about the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There have been no major changes in the Company’s significant accounting policies during the six months ended June 30, 2010 except for the accounting for internally developed software and derivative financial instruments discussed below.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material assumptions and estimates that are particularly susceptible to significant change include, but are not limited to, the following:

•	valuation of derivative liabilities arising from issuances of common stock and associated warrants and other rights to acquire common stock in the future,

•	assumptions regarding the recoverability of long-lived and intangible assets,

•	assumptions regarding software development, including determination of significant enhancements and when technological feasibility is achieved,

•	assumptions incorporated in determining stock-based compensation, and

•	the allowance for doubtful accounts receivable.

The estimates for the valuation of derivative liabilities are particularly subject to change in the near term. Actual results and outcomes could differ from management’s estimates and assumptions.

Fair value of Financial Instruments

The Company’s carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturity of these financial instruments. The carrying values of the convertible promissory notes and other debt approximate their fair values. To determine the fair value of the convertible promissory notes and other debt, the Company estimated the fair value by first determining the Company’s effective borrowing rate. The effective borrowing rate was estimated by considering the Company’s high credit risk and high risk of nonperformance. The Company then evaluated the present value of the future cash flows for convertible promissory notes. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation, depending on the complexity of the derivative being measured. See “Derivative Financial Instruments” below.

Software Costs

Costs that are related to the conceptual formulation and design of licensed programs are expensed as incurred to research and development expense; costs that are incurred to produce the finished product after technological feasibility has been established are capitalized as an intangible asset. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. The Company only recently established technological feasibility for the ACS and is primarily capitalizing the costs of developing significant, value added enhancements and features.  Capitalization ceases and amortization of related capitalized amounts begin when the significant enhancements and features are included in the software being sold. Capitalized amounts are amortized using the straight-line method, which is applied over three years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. Costs to provide customer support and maintenance are charged to software cost as incurred.

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

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

•	Persuasive evidence of an arrangement exists;

•	Delivery or performance has occurred;

•
The arrangement fee is fixed or determinable.  If the Company cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due; and

•	Collection is reasonably assured.

Stock-Based Compensation

The Company has three stock-based compensation plans (the ANTs software inc. 2000 Stock Option Plan, the ANTs software inc. 2008 Stock Plan and the ANTs software inc. 2010 Stock Plan). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, which is generally three years. In March 2010, the Board of Directors of the Company approved the addition of an employee stock ownership plan component to the Company’s 401(k) retirement plan. The Company intends to make employee stock ownership plan contributions in shares of common stock, however employees will be permitted to effectively transfer the value of Company common stock contributed on their behalf to other investment options offered by the 401(k) retirement plan. Adoption of the employee stock ownership plan component is contingent upon pending approval from the Internal Revenue Service. No employee stock ownership plan contributions have been or will be made prior to approval of the plan by the Internal Revenue Service. If the plan is not approved by the Internal Revenue Service, the shares of common stock will be granted to employees and the employees will be subject to applicable income taxes.

All stock-based awards to non-employees are accounted for at their fair value at each reporting period until vesting occurs.

Derivative Financial Instruments

The Company does not enter into any derivative contracts for speculative purposes. The Company accounts for warrants and other rights to acquire capital stock with exercise price reset features, or “down-round” provisions, as derivative liabilities. Similarly, down-round provisions for issuances of common stock are also accounted for as derivative liabilities. These derivative liabilities are measured at fair value with the changes in fair value at the end of each period reflected in current period income or loss. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation to model the financial characteristics, depending on the complexity of the derivative being measured. A Monte Carlo simulation provides a more accurate valuation than standard option valuation methodologies such as the Black-Scholes or binomial option models when derivatives include changing exercise prices or different alternatives depending on average future price targets. In computing the fair value of the derivatives at the end of each period, the Company uses significant judgments, which, if incorrect, could have a significant negative impact to the Company’s consolidated financial statements.  The input values for determining the fair value of the derivatives include observable market indices such as interest rates, and equity indices as well as unobservable model-specific input values such as certain volatility parameters. For further discussion, see notes 7 and 8.

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

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. This update becomes effective during the quarter ended September 30, 2010. The Company is currently evaluating the impact of this accounting guidance, but does not expect adoption to have a material impact the Company’s consolidated financial statements.

2. Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Net loss applicable to common shareholders for the three and six months ended June 30, 2010 was adjusted to take into effect a deemed dividend related to a beneficial conversion feature on Series A Convertible preferred stock in the amount of $910,848 and $1,303,705, respectively.

The following table presents the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Loss applicable to common shares	$(7,140,212)	$(3,909,685)	$(28,202,221)	$(7,013,047)
Weighted-average common shares	109,177,067	92,518,076	106,846,218	91,588,388
Basic and diluted net loss per share	$(0.07)	$(0.04)	$(0.26)	$(0.08)

Total anti-dilutive securities excluded from diluted net loss per share calculations:
Warrants	30,416,188	--	30,416,188	--
Common stock equivalents of convertible preferred stock	28,511,826	5,145,441	28,511,826	5,145,441
Stock options	14,607,798	10,175,346	14,607,798	10,175,346
Common stock subject to purchase rights held by an investor	5,733,333	--	5,733,333	--
Unvested restricted stock awards	3,500,000	--	3,500,000	--
Common stock equivalents of convertible promissory notes	2,500,000	11,195,700	2,500,000	11,195,700
	85,269,145	26,516,487	85,269,145	26,516,487

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3. Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consisted of the following items:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Trade payables	$1,564,888	$1,410,567
Registration penalty, see note 6	440,018	--
Accrued bonuses and commissions payable	308,891	257,236
Accrued vacation payable	212,811	87,354
Accrued interest on convertible promissory notes	50,000	50,000
	$2,576,608	$1,805,157

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

Deferred revenue activity for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended		Three months ended
	June 30, 2010		June 30, 2009

Beginning balance		$367,538		$400,530
Invoiced during the period		340,537		408,380
Deferred revenue recognized from prior period	$(304,729)		$(315,891)
Invoiced and recognized in current period	(115,285)		(166,512)
Total revenue recognized in current period		(420,014)		(482,403)
Ending balance		$288,061		$326,507

	Six months ended		Six months ended
	June 30, 2010		June 30, 2009

Beginning balance		$451,568		$487,121
Invoiced during the period		679,255		932,747
Deferred revenue recognized from prior period	$(388,760)		$(702,455)
Invoiced and recognized in current period	(454,002)		(390,906)
Total revenue recognized in current period		(842,762)		(1,093,361)
Ending balance		$288,061		$326,507

5. Debt

As of June 30, 2010, the outstanding balance of the convertible promissory notes was $1,562,500.  This is comprised of notes with a face amount of $2,000,000 due in February 2011 less unamortized debt discount of $437,500. The promissory notes are convertible into shares of common stock at $0.80 per share.

Debt discount and other issuance costs associated with the convertible promissory notes are amortized to interest expense over the remaining life of the convertible promissory notes using the effective interest method or the straight-line method, whichever is applicable. Upon conversion of convertible promissory notes into common stock, unamortized costs relating to the notes converted are charged to interest expense.  Total charges to interest for debt discount and other issuance costs were $237,500 and $475,000 for the three and six months ended June 30, 2010, respectively, and $876,003 and $1,657,136 for the three and six months ended June 30, 2009, respectively.

As of June 30, 2010, other long-term debt includes a capital lease obligation of $124,878, of which $53,217 is due within the next 12 months.

The outstanding balance of $250,000 on the line of credit is due August 1, 2010. The Company is negotiating with the bank to extend the line of credit for three to 12 months. As of August 18, 2010, the bank has not demanded repayment.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6. Commitments and Contingencies

Pursuant to the terms of a stock purchase agreement discussed in note 7 below, the Company was required to file a registration statement with the Securities and Exchange Commission (“SEC”) covering shares, including warrant shares and other shares issuable in the future, and to have such registration statement declared effective no later than July 1, 2010. The Company filed a registration statement on Form S-1 with the SEC on April 23, 2010, as amended by pre-effective amendment No. 1 filed with the SEC on June 2, 2010. The Company was unable to have such registration statement declared effective by that date and accrued a penalty in the amount of $440,018 as of June 30, 2010. The agreement was subsequently amended on July 15, 2010 to, among other things, waive the monetary penalty for not having the associated registration statement declared effective by July 1, 2010. The Company has agreed, however, to file and cause to become effective registration statements in the future to register all of the shares of common stock for resale on or before specified dates. As a result of the amendment, the liability for the penalty was extinguished as part of the consideration exchanged for entering into the amendment.

Pursuant to the amended agreement, the Company subsequently requested from the SEC on July 15, 2010, a withdrawal of the registration statement filed on April 23, 2010 as amended on June 2, 2010. The Company also filed with the SEC a new registration statement on Form S-1 on August 9, 2010, to register for resale the shares of common stock previously issued under the agreement and a portion of the shares issuable in the future, including the shares issuable upon exercise of the Initial Warrant (as defined below) and the shares of common stock that may be issued in connection with the Quarterly Payments (as defined below). The Company is obligated to cause the registration statement to become effective on or before October 8, 2010.   Additionally, the Company is required to file new registration statements with the SEC registering the resale of the shares of common stock issued after the date of the initial registration statement in the Additional Second Tranche (as defined below) and/or Third Tranche (as defined below) and to cause such new registration statements to be declared effective within 70 days of the issuance of the shares of common stock in the Additional Second Tranche and/or Third Tranche.  Likewise, the Company is required to file with the SEC a new registration statement to register the shares of our common stock issuable upon exercise of the Subsequent Warrant (as defined below) and cause such new registration statement to be declared effective no later than 70 days following the issuance of the Subsequent Warrant.  If the Company fails to cause such registration statements to be declared effective by the applicable dates, the Company may incur liability for damages.  The Company is also obligated to use our best efforts to keep the registration statements continuously effective for a period of time. The transactions contemplated by the stock purchase agreement are described in note 7 below and the amendment to the stock purchase agreement is further discussed in note 11 below.

The Company also continues to be obligated to pay the investor a quarterly amount (“Quarterly Payments”) based on the number of outstanding and unexercised shares under the Initial Warrant. The Company has the option to pay the quarterly amount for the outstanding and unexercised Initial Warrant in cash or shares of common stock. The share based liability of $110,742 as of June 30, 2010 was settled by issuing 100,673 shares of the Company’s common stock as of July 1, 2010.

On July 10, 2008, Sybase, Inc. (“Sybase”), an enterprise software and services company, filed a complaint for common law unfair business practices, and tortuous interference with contractual relations, among other things, in the Superior Court of the State of California, County of Alameda.  Sybase is seeking an injunction, and damages, among other legal and equitable relief.  A trial has been set for April 2011. The Company believes that this lawsuit is without merit and intends to continue vigorously defending itself.

On August 22, 2008, a former ANTs employee filed a putative class action complaint for all current and former software engineers, for failure to pay overtime wages, and failure to provide meal breaks, among other things, in Superior Court of the State of California, County of San Mateo.  The former employee is seeking an injunction, damages, attorneys’ fees, and penalties.  The Company believes that this lawsuit is without merit and intends to continue vigorously defending itself. The court has tentatively certified in part this matter as a class action.

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

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

On January 14, 2010, three lawsuits were filed against the Company by Robert T. Healey.  The first of these lawsuits, against the Company, demands inspection of the Company’s books and records.  The second lawsuit, against the Company, and its eight directors (including former director Thomas Holt), is alleged to be brought by Mr. Healey “both individually and derivatively,” therein alleging various wrongdoing by the Company and its directors.  The third lawsuit, against the Company and its eight directors (including former director Mr. Holt), is brought by Mr. Healey for a declaration directing the Company to nominate Mr. Healey and Rick Cerwonka (the Company’s Chief Operating Officer and the President of the Company’s subsidiary, Inventa Technologies, Inc.) for election to the Company’s Board of Directors.  The Company and the members of the Board of Directors (including former director Mr. Holt) entered into a settlement agreement and mutual general release with Mr. Healey regarding the three lawsuits filed by Mr. Healey. Dismissal, with prejudice, was granted by the court on June 17, 2010. Mr. Healey is a stockholder and holds a $1,000,000 convertible promissory note as of June 30, 2010. Certain members of Mr. Healey’s family are stockholders and hold a $1,000,000 convertible promissory note as of June 30, 2010. The Company incurred approximately $435,000 in its legal defense, of which approximately $185,000 is reflected in prepaid expenses and other current assets to be reimbursed through insurance.

On August 18, 2010, the Company received a demand letter from Mr. Holt to reinstate his previously cancelled options and warrants to purchase shares of the Company’s common stock, extend the exercise period for each by 90 days and pay him the difference in lost profits for a prior request to exercise one of his warrants. Mr. Holt’s options and warrants were received for his service on the board of directors and were subsequently cancelled for a breach of his fiduciary duties while serving on the board. Mr. Holt had options and warrants to purchase a total of 311,250 shares of common stock for $0.94 per share. The Company believes the demand is without merit and intends to vigorously defend itself.

7. Stockholders’ Equity and Derivative Liabilities

The Company had the following outstanding options, warrants, convertible securities and other rights to purchase common stock as of June 30, 2010:

	Outstanding	Exercisable

Warrants to purchase shares of common stock, with exercise prices ranging from $0.01 to $2.31 per share	30,416,188	30,416,188
Common stock equivalents of 9,979,139 shares of convertible preferred stock with a conversion price of $0.35 per share	28,511,826	28,511,826
Options to purchase shares of common stock, with exercise prices ranging from $0.36 to $3.20 per share	14,607,798	7,314,358
Common stock subject to purchase rights held by an investor, with assumed exercise prices ranging from $1.25 to $1.50 per share	5,733,333	5,733,333
Common stock equivalents of $2,000,000 face amount convertible promissory notes with a conversion price of $0.80 per share	2,500,000	2,500,000

The Company recorded the following stock-based compensation for employees and non-employees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Employees and non-employee members of the Board of Directors:
Stock options	$346,464	$284,989	$511,481	$525,858
Stock awards	7,026	62,605	1,542,298	62,605
Restricted stock units	165,690	--	165,690	--
	519,180	347,594	2,219,469	588,463

Non-employee consultants:
Stock options	204,106	4,087	323,494	17,838
Stock awards	78,180	14,652	126,876	14,652
Restricted stock units	33,835	--	33,835	--
Vesting of non-plan stock awards and warrants	200,613	35,326	406,401	35,326
	516,734	54,065	890,606	67,816
	$1,035,914	$401,659	$3,110,075	$656,279

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Following is a summary of equity transactions for the six months ending June 30, 2010 and 2009.

Six months ended June 30, 2010:

Private Offerings to Accredited Investors

During the six months ended June 30, 2010, the Company received net proceeds of $3,226,129 from the sale of equity securities to accredited investors.  The proceeds included $1,386,129 from accredited investors from the sale of 3,465,321 shares of common stock at a price of $0.40 per share and warrants to purchase 3,465,321 shares of common stock exercisable at $0.50 per share that are exercisable for a period of one year.

On March 12, 2010, the Company entered into a stock purchase agreement (the “Agreement”) with Fletcher International, Ltd., (“Fletcher”) a company organized under the laws of Bermuda, under which Fletcher had a right and, subject to certain conditions, the obligation to purchase up to $10,000,000 of the Company’s common stock in multiple closings as described below.  Fletcher also received an initial warrant to purchase up to $10,000,000 of the Company’s common stock (the “Initial Warrant”). Under the Agreement, the Company issued and sold to Fletcher 1,500,000 shares of common stock on March 22, 2010 at a price of $1.00 per share for net proceeds of $1,380,000 and caused Fletcher to purchase 605,767 shares of the Company’s common stock at a price of $0.83 per share for net proceeds of $460,000 on May 11, 2010, representing the first subsequent tranche under the Agreement. As disclosed in note 11, the Agreement was subsequently amended on July 15, 2010 and the Company issued and sold to Fletcher an additional 1,600,000 shares of common stock at a price of $1.25 per share for net proceeds of $1,840,000.  All proceeds received from the sale of shares of common stock to Fletcher are net of an 8% fee paid to a placement agent.

Fletcher Common Stock

Fletcher's initial investment was for 1,500,000 shares of the Company’s common stock at $1.00 per share. At subsequent closings, Fletcher had the right under the original Agreement to purchase (a) up to an aggregate of $500,000 of the Company’s common stock at a price per share equal to the Prevailing Market Price (as defined therein) (the “First Tranche”), (b) up to an aggregate of $3,000,000 of the Company’s common stock at a price per share equal to the greater of (i) $1.25 per share, and (ii) the Prevailing Market Price (the “Second Tranche”), and (c) up to an aggregate of $5,000,000 of the Company’s common stock at a price per share equal to the greater of (i) $1.50 per share, and (ii) the Prevailing Market Price (the “Third Tranche”).  The Company could have required such purchases if certain conditions were satisfied. The Company issued the initial 1,500,000 shares of common stock on March 22, 2010 and caused Fletcher to purchase 605,767 shares of the Company’s common stock on May 11, 2010 under the terms of the original Agreement. Subsequently, the Company issued an additional 1,600,000 shares of common stock in conjunction with amending the Agreement on July 15, 2010, leaving 800,000 shares available for issuance and sale under the Second Tranche (the “Additional Second Tranche”).

The Agreement provides Fletcher with certain “down round” protections. Specifically, for the period of one year after each closing date, if the Company publicly announces or sells or issues shares or securities with an exercise or conversion price that is less than the purchase price per share paid by Fletcher, the Company is required to issue additional shares of common stock such that Fletcher receives the same price per share as the new issuance.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Additionally, if a restatement of the consolidated financial statements occurs within one year from such an additional issuance of shares of common stock, the Company may be required to issue additional shares based on the market price of the common stock following a restatement. The Agreement also provides for adjustment to the purchase price per share for subsequent closings if a change in control was to occur. These events that could cause the Company to issue additional shares are a down-round provision that is accounted for as a derivative liability, further discussed below.

The aggregate fair value of the derivative liabilities exceeded the initial net proceeds of $1,380,000 from the initial investment. As a result, none of the proceeds, except for the common stock par value of $150, was allocated to the initial 1,500,000 shares of common stock issued on March 22, 2010.

Fletcher Warrants

The Company issued a warrant on March 12, 2010 to purchase up to $10,000,000 of the Company's common stock in conjunction with the Agreement. The Initial Warrant issued to Fletcher currently covers 11,074,197 shares of the Company’s common stock, is exercisable at a price per share of $0.903 subject to certain adjustments, is exercisable for nine years subject to certain extensions, and is exercisable for cash or, at the election of Fletcher, on a net share settled basis. The term of the warrant will be extended by two days for each business day, as amended, from July 1, 2010 to the date that the aforementioned registration statement is declared effective or if the Company is required to restate its consolidated financial statements, subject to certain adjustments. The exercise price of the warrant is subject to adjustment upon a change of control event. Additionally, the Company could be required to pay Fletcher cash for an amount equal to the fair value of the warrant immediately prior to a change in control event.

If certain conditions are satisfied, a subsequent warrant covering $10,000,000 of the Company’s common stock will be issued with an exercise price per share of $3.00, subject to certain adjustments, a term of two years subject to certain extensions, and the same net share settlement provisions as the Initial Warrant (the “Subsequent Warrant”). Specifically, after March 12, 2014, as amended, if the daily market price exceeds $3.50 per share, as amended, from a defined average daily market price of $3.00 per share, during two consecutive quarters, the Company will issue the Subsequent Warrant with a two-year life covering $10,000,000 of the Company’s common stock and subject to any adjustments in price or term that were made to the Initial Warrant. Upon the Company giving Fletcher notice of the issuance of the Subsequent Warrant, Fletcher will have ten days to exercise any remaining portion of the Initial Warrant. Any portion of the Initial Warrant still unexercised after ten days will be cancelled.

If the Company sells or issues shares or securities with an exercise or conversion price that is less than the Initial Warrant exercise price, which is currently $0.903, the Initial Warrant exercise price shall automatically be reduced and the number of shares subject to be issued under the warrant shall be increased to reflect the lower price. Furthermore, if the Company is required to restate its consolidated financial statements, the Initial Warrant exercise price shall be reduced to the market value of the Company’s common stock during a window of time following a restatement, as defined in the Agreement and the number of shares subject to be issued under the Initial Warrant shall be similarly increased. Likewise, if there is an adjustment to the exercise price of the Initial Warrant prior to the issuance of the Subsequent Warrant, the exercise price of the Subsequent Warrant will be reduced so that it equals the product of (1) the warrant price of the Initial Warrant as of the date of issuance of the Subsequent Warrant multiplied by (2) the quotient equal to $3.00 divided by $0.903.  Thereafter, the Subsequent Warrant will have the same down round protection afforded the Initial Warrant. These events that could cause the Initial Warrant exercise price to be reduced or cause the Company to issue additional shares upon the exercise of the warrants are down-round provisions. The down-round provisions result in recording both the Initial Warrant and Subsequent Warrant as derivative liabilities, further discussed below.

Fletcher Quarterly Payments

The Company is required to pay Fletcher Quarterly Payments on the number of outstanding and unexercised shares under the Initial Warrant equal to $0.01 per share into which the warrant is exercisable. The Company may elect to have the Quarterly Payment made in the Company’s common stock or cash.  The Company issued 128,818 shares of common stock having a value of $110,742 on April 1, 2010 to satisfy the March 31, 2010 Quarterly Payment due to Fletcher. In addition, the Company recorded a share-based liability of $110,742 as of June 30, 2010 and subsequently issued 100,673 shares of common stock to satisfy the June 30, 2010 Quarterly Payment due to Fletcher.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivative Liabilities

The warrants issued to Fletcher, having down-round provisions, the down-round provision associated with shares of common stock issued to Fletcher and the Quarterly Payments based on the number of outstanding and unexercised shares under the Initial Warrant are derivative liabilities recorded at fair value. The down-round provisions and Quarterly Payments result in the number of shares to be issued determined on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The derivative liabilities were recorded in the consolidated balance sheet at fair value upon issuance which exceeded the initial net proceeds from the investment by $16,249,080. This difference has been recorded in the consolidated statement of operations as a non-cash charge in “Expense in connection with issuance of derivative liabilities” within other (expense) income. The fair value of the derivative liabilities was subsequently remeasured as of June 30, 2010 with the net increase in fair value of the derivative liabilities of $2,263,985 and $2,112,374 for the three and six months ended June 30, 2010, respectively, recorded in “Change in fair value of derivative liabilities,” also within other (expense) income, net in the consolidated statement of operations. The components of the derivative liabilities are summarized as follows:

	June 30,	March 31,	March 12,
	2010	2010	2010

Initial Warrant	$11,121,128	$8,800,460	$9,049,382
Subsequent Warrant	5,622,352	4,437,483	4,274,076
Warrant down-round provisions	1,989,212	2,888,671	2,877,631
Quarterly Payments	848,937	1,170,301	1,219,832
Common stock down-round provisions	159,675	180,404	208,009

	$19,741,304	$17,477,319	$17,628,930

The values of the Initial Warrant and Subsequent Warrant also include the effect of change in control provisions.

Series A Convertible Preferred Stock

On February 24, 2010 and April 28, 2010, warrants to purchase 250,000 and 300,752 shares, respectively, of Series A convertible preferred stock were exercised at an exercise price of $1.00 per share for gross proceeds of $250,000 and $300,752, respectively. Since the shares of preferred stock issued were convertible to common stock upon issuance at an effective price of $0.35 per share when the fair value of the common stock was $0.90 and $1.41, respectively, per share, the Company recorded the intrinsic values of these beneficial conversion features as preferred stock dividends totaling $392,857 and $910,848, respectively.

As of June 30, 2010, the 9,979,139 outstanding shares of preferred stock were convertible into 28,511,826 shares of common stock and the liquidation preference totaled $9,979,139.

Other Equity Transactions

During the six months ended June 30, 2010, the Company had the following other equity transactions:

•
The Company granted to employees options to purchase 6,480,000 shares of common stock at prices ranging from $0.61 to $1.79 per share with fair values ranging from $0.42 to $1.22 per share on the date of grant and 188,750 stock options were forfeited or expired. Of the total stock options granted, 3,500,000 were granted to the chief executive officer and 2,540,000 stock options were granted to other executive officers and directors of the Company. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility ranging from 113.0% to 114.0%, risk-free interest rates ranging from 1.0% to 1.6%, and an expected life of approximately three years. The Company recognized $346,464 and $511,481 in associated compensation expense for the three and six months ended June 30, 2010, respectively.

•
The Company granted to non-employee contractors options to purchase 100,000 shares of common stock at prices ranging from $0.88 to $1.12 per share with fair values ranging from $0.65 to $0.74 per share on the date of grant. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility 126.0%, risk-free interest rates ranging from 0.4% to 0.8%, and an expected life of approximately three years. The Company recognized $204,106 and $323,494 in associated compensation expense for the three and six months ended June 30, 2010, respectively.

•
The Board of Directors of the Company approved grants of 4,769,184 shares of common stock to employees for compensation under employee stock plans. The total shares include 3,500,000 shares issued to the Company’s chief executive officer on June 28, 2010 that vest over three years. The remaining shares were part of a Company-wide reduction in cash compensation and an effort to increase employee ownership in the Company. The remaining shares vested on March 31, 2010 and are net of 19,319 shares forfeited.  The fair value of the shares ranged from $0.61 to $1.10 based upon the closing price of the stock on the date of grant. The Company recognized $7,026 and $1,413,298 in associated compensation expense for the three and six months ended June 30, 2010, respectively.

•
The Company issued 150,000 shares of common stock to members of the Board of Directors under an employee stock plan and recorded compensation expense of $129,000 for the three and six months ended June 30, 2010.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

•
The Board of Directors of the Company approved grants of 960,196 shares of restricted stock units to employees and 36,709 shares of restricted stock units to non-employee consultants for compensation under an employee stock plan. The fair value of the shares granted to employees was $0.85 per share, based upon the closing price of the stock on the date of grant. The fair value of the shares granted to non-employee consultants is measured on the Company’s stock price at each reporting period and was $1.10 per share as of June 30, 2010. The restricted stock units will vest as of April 1, 2011 and expense will be recognized ratably over 12 months. The Company recognized associated compensation expense of $165,690 for employees and $33,835 for non-employee consultants in the consolidated statement of operations for both the three and six months ended June 30, 2010. The grants were also were part of a Company-wide reduction in cash compensation and an effort to increase employee ownership in the Company.

•
The Company issued 252,891 shares of common stock to investor relations consultants. Of the total, 200,000 shares were due to the meeting of performance milestones of 400,000 shares granted in 2009 and the remaining 52,891 shares as part of an agreement to issue $15,000 of common stock on a quarterly basis. The Company recognized aggregate expense for professional fees of $278,793 and $533,277 for the three and six months ended June 30, 2010, respectively, for these shares and the meeting of performance milestones of a warrant to purchase 300,000 shares of common stock issued to one of the consultants in 2009.

•
The Company issued a total of 250,650 shares of common stock through the exercise of employee stock options with exercise prices ranging from $0.52 to $1.45 per share, resulting in gross proceeds of $253,385.

•
The Company issued a total of 174,993 shares of common stock through the exercise of warrants to purchase shares of common stock with exercise prices ranging from $0.40 to $0.50 per share, resulting in gross proceeds of $77,497.

•
The Company issued warrants to purchase 168,641 shares of common stock with exercise prices of $0.90 per share for a period of three years.  The warrants were issued to a placement agent in conjunction with issuing shares through the Agreement with Fletcher.

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

Six months ended June 30, 2009

Private Offerings to Accredited Investors

The Company received $339,000 from accredited investors for the sale of 847,500 shares of Common Stock, at a price of $0.40 per share.

During the six months ended June 30, 2009, the Company issued to two existing shareholders 1% convertible promissory notes convertible at $0.40 per share and warrants to purchase 287,500 shares of common stock with an exercise price of $0.47 per share for total gross proceeds of $115,000, when the closing stock price was $0.47 per share. The fair value of the warrants issued in conjunction with these notes created debt discount totaling $78,693. The fair value of the warrants was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 98.2%, risk-free interest rate of 1.4%, and an expected life of three years. In conjunction with the issuance of these 1% convertible promissory notes, the Company also recorded the fair value of the related beneficial conversion feature of $20,125 to additional paid-in capital. Immediately after issuance, the two 1% Convertible Promissory Notes were converted into 287,500 shares of common stock at $0.40 per share.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Other equity transactions

During the six months ended June 30, 2009, the Company had the following other equity transactions:

•
The Board of Directors of the Company approved grants of 1,459,743 shares of common stock to employees and consultants for compensation under employee stock plans. The employees and consultants are entitled to one vote per share and to receive any declared dividends per share as of the date of the grant. The shares were part of a Company-wide reduction in cash compensation and an effort to increase employee ownership in the Company. The fair value of the shares on the date of grant was $0.55 based upon the closing price of the stock on the date of grant.

•
The Company granted employees options to purchase 65,000 shares of common stock at prices ranging from $0.35 to $0.37 per share with fair values ranging from $0.24 to $0.25 per share on the date of grant. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility ranging from 98.6% to 105.3%, risk-free interest rates ranging from 1.1% to 1.5%, and an expected life of three years.

•
The Company issued 200,000 shares of common stock to an investor relations consultant per the terms of the agreement with the Company and that was valued at $0.46 per share, of which 50,000 shares vest every three months. In connection with this same agreement, the Company issued a warrant to purchase 300,000 shares of common stock, of which 25% vest every three months, with an exercise price of $0.01 per share and expiring on May 1, 2012. The fair value of the warrant was estimated to be $0.40 per share using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 101.5%, risk-free interest rate of 1.64%, and an expected life of three years.

•
The Company entered into an agreement with an investor relations firm whereby the Company agreed to issue 39,216 shares of common stock for the first four months of services under the agreement. If the Company continues to retain their services, the Company is required to issue common stock valued at $5,000 per month thereafter. The Company recorded $5,000 to additional paid-in capital related to a portion of the total fair value of the 39,216 shares of common stock to be issued through June 30, 2009.

•	The Company recorded $11,450 to additional paid-in capital related to the common stock that was issuable as interest on the $200,000 convertible promissory note.

8. Fair Value Measurements

Effective January 1, 2008, the Company adopted the new accounting guidance relating to fair value measurements as required by the Fair Value Measurement Topic of the Accounting Standards Codification (“ASC”), for financial instruments measured at fair value on a recurring basis and effective January 1, 2009 on a non-recurring basis. The new accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

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

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company measured the fair values of the Initial Warrant using a binomial model and the down-round provisions and other features of the warrants using a Monte Carlo simulation. The derivative liabilities were initially recorded in the consolidated balance sheet upon issuance at a fair value of $17,628,930. The initial fair value of the derivative liabilities exceeded the initial net proceeds of $1,380,000 and par value of common stock by $16,249,080. This difference between initial fair value and net proceeds is a non-cash charge recorded as “Expense in connection with issuance of derivative liabilities” within other (expense) income, net in the consolidated statement of operations for the three and six months ended June 30, 2010. As of June 30, 2010, the fair value of the derivative liabilities was $19,741,304. The net increase in fair value of the derivative liabilities of $2,263,985 for the three months ended June 30, 2010 and $2,112,374 from issuance to June 30, 2010 is recorded in “Change in fair value of derivative liabilities,” also within other (expense) income, net in the accompanying consolidated statement of operations. Key assumptions for determining fair values included volatility of 108.4% and 99.9%, mean daily stock returns of 11.8% and 11.8%, and risk-free interest rates of 2.97% and 3.71% as of June 30, 2010 and March 12, 2010, respectively.

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). There were no assets as of or during the three or six months ended June 30, 2010 and no assets or liabilities as of or during the three or six months ended June 30, 2009 measured using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Derivative Liabilities

Balance, January 1, 2010	$--
Fair value of derivative liabilities upon issuance:
Allocated to net proceeds	1,379,850
Expensed at issuance	16,249,080
17,628,930
Net increase in fair value of derivative liabilities (unrealized loss)	2,112,374
Balance, June 30, 2010	$19,741,304

9. Concentrations

Significant customer concentrations are summarized as follows:

Gross revenues:	Three months ended June 30, 2010		Three months ended June 30, 2009
Customer A	$1,030,357	68%	$898,446	65%
Customer B	359,225	24	340,403	25
Other customers	128,719	8	142,858	10
	1,518,301	100	1,381,707	100
Less trade discounts	(14,715)	1	(12,120)	1
Net revenues	$1,503,586	99%	$1,369,587	99%

	Six months ended		Six months ended
	June 30, 2010		June 30, 2009
Gross revenues:
Customer A	$2,117,518	70%	$1,700,776	61%
Customer B	721,894	24	746,226	27
Other customers	201,745	6	331,819	12
	3,041,157	100	2,778,821	100
Less trade discounts	(30,759)	1	(20,877)	1
Net revenues	$3,010,398	99%	$2,757,944	99%

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At June 30, 2010, the trade accounts receivable balance of $560,718 was comprised of four customers (Customer A was 60%, Customer B was 11%, Customer C was 14% and Customer D was 15%).  At December 31, 2009, three customers accounted for 92% of the trade accounts receivable balance of $560,439 (Customer A was 69%, Customer B was 12% and Customer C was 11%).

10. Related Party Transactions

During the six months ended June 30, 2010, three members of the Board of Directors, an officer of the Company and a family member of an officer of the Company participated in a private placement purchasing 203,750 shares of common stock at $0.40 per share and a warrant to purchase 203,750 shares of common stock, exercisable at $0.50 per share for a period of one year, for total proceeds of $81,500.

As discussed in note 6, the Company and the current members of the Board of Directors entered into a settlement agreement and mutual general release with Mr. Healey regarding the three lawsuits filed by Mr. Healey. Mr. Healey and his family are stockholders and hold an aggregate of $2,000,000 convertible promissory notes as of June 30, 2010. The Company incurred approximately $435,000 in its legal defense, of which approximately $185,000 is reflected in prepaid expenses and other current assets to be reimbursed through insurance.

On June 28, 2010, the board of directors approved an amended employment agreement for the chief executive officer of the Company including a salary increase from $250,000 to $500,000, of which 20% will be paid in 129,870 shares of stock on April 1, 2011, a restricted stock award of 3,500,000 shares, and options to purchase 3,500,000 shares of common stock valued for $1.10 per share.  The restricted stock award vests 1/3 on each anniversary from the date of grant and the options vest 1/3 on the first anniversary from the date of grant and monthly thereafter.

11. Subsequent Events

Effective July 1, 2010, the Company issued 100,673 shares of common stock at a price of $1.10 per share to satisfy the June 30, 2010 Quarterly Payment of $110,742 due to Fletcher.

On July 15, 2010, the Company and Fletcher entered into an amendment to the original Agreement dated March 12, 2010 and the Company issued 1,600,000 shares of common stock to Fletcher at $1.25 per share for net proceeds of $1,840,000 under the amended Agreement. The Agreement is summarized in note 7 and the most significant changes made by the amendment to the Agreement are summarized as follows:

•
The original Agreement provided that the Company could require Fletcher to purchase shares of common stock in the future based upon terms as defined in the agreement.  This provision has been eliminated by the amendment with the result that we cannot require that Fletcher purchase additional shares.

•
The amendment provides that Fletcher has the right, but not the obligation, to purchase additional shares of our common stock at fixed prices and such right is exercisable until July 15, 2016. The original Agreement provided that the purchase price was the greater of a fixed price or a Prevailing Market Price as defined in the original Agreement.  The amendment eliminates the Prevailing Market Price alternative and imposes a deadline for the exercise of the purchase rights.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

•
The original Agreement provided that the Initial Warrant would be exercisable for a term of approximately nine years, subject to extension if the shares underlying the Initial Warrant were not registered by July 1, 2010 or upon the occurrence of certain other events. The amendment causes the period that the Initial Warrant will be exercisable to be extended based on the date that the underlying shares are registered or upon the occurrence of certain other events.

•
The amendment changed the conditions under which the Subsequent Warrant would be issued (“Subsequent Warrant Condition”). Under the original Agreement, the Subsequent Warrant Condition would be satisfied if the Average Daily Market Price, as defined in the Agreement, exceeded $3.00 per share for two consecutive quarters after March 12, 2013. The amendment changes the Subsequent Warrant Condition to be satisfied if the Daily Market Price as defined in the amended Agreement, exceeds $3.50 for two consecutive calendar quarters after March 12, 2014, subject to certain extensions. This change in the Subsequent Warrant Condition has the effect of increasing the likely period that Quarterly Payments will be made.

•
The original Agreement required that all such shares issued or issuable pursuant to the Agreement  and the related warrants be registered for resale under the Securities Act of 1933, as amended, on or before July 1, 2010 and included substantial monetary penalties if the shares were not registered on or before that date. The amendment removed the monetary penalty for failure to register and required that the initial registration statement include only a portion of the shares of common stock issued or to be issued Fletcher.  The Company has agreed, however, to file and cause to become effective registration statements in the future to register all of the shares of common stock for resale on or before certain specified dates. Pursuant to the Agreement, the Company filed with the SEC a registration statement to register for resale the shares of common stock previously issued under the Agreement and a portion of the shares issuable in the future, including the shares issuable upon exercise of the Initial Warrant and the shares of common stock that may be issued in connection with the Quarterly Payments.   The Company is obligated to cause the registration statement to become effective on or before October 8, 2010.   Additionally, the Company is required to file new registration statements with the SEC registering the resale of the shares of common stock not included in the initial registration statement and to cause such new registration statements to be declared effective within 70 days of the issuance such shares.  Likewise, the Company is required to file with the SEC a new registration statement to register the shares of common stock issuable upon exercise of the Subsequent Warrant and cause such new registration statement to be declared effective no later than 70 days following the issuance of the Subsequent Warrant.  If the Company fails to cause such registration statements to be declared effective by the applicable dates, the Company may incur liability for damages.  We are also obligated to use our best efforts to keep the registration statements continuously effective for a period of time.

In conjunction with the issuing the shares to Fletcher on July 15, 2010, the Company also paid a fee of $160,000 and issued a warrant to the placement agent. The warrant allows the placement agent to purchase 128,000 shares of common stock at an exercise price of $1.25 per share and is exercisable for a period of three years. The warrant will be recorded as a component of additional paid-in capital.

The Company also issued 50,000 shares of common stock for a warrant exercise and 4,970 shares of common stock for consideration paid to a vendor in July 2010.

On August 18, 2010, the Company received a demand letter from Thomas Holt, a former member of the board of directors, to reinstate his previously cancelled options and warrants to purchase shares of the Company’s common stock, extend the exercise period for each by 90 days and pay him the difference in lost profits for a prior request to exercise one of his warrants. Mr. Holt’s options and warrants were received for his service on the board of directors and were subsequently cancelled for a breach of his fiduciary duties while serving on the board. Mr. Holt had options and warrants to purchase a total of 311,250 shares of common stock for $0.94 per share. The Company believes the demand is without merit and intends to vigorously defend itself.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the accompany consolidated financial statements and notes thereto in Part 1 Item 1, Financial Statements for this Quarterly Report on Form 10-Q and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010, as amended on Form 10-K/A filed with the SEC on April 21, 2010.

Certain statements contained in this Quarterly Report on  Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will have adequate financial resources to fund the development and operation of our business, that there will be no material adverse change in our operations or business, that we will meet success in marketing and selling our products, and that we will be able to continue to attract and retain skilled employees necessary for our business, among other things. The foregoing assumptions are based on judgments with respect to, among other things, information available to our future economic, competitive and market conditions and future business decisions. All of these assumptions are difficult or impossible to predict accurately and many are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by our business and operations, which could cause our financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include failure of our technology or products to work as anticipated, failure to develop commercially viable products or services from our technology, delays or failure in financing efforts, delays in or lack of market acceptance, failure to recruit adequate personnel, and problems with protection of intellectual property, among others. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “should”, “could,” “may,” “plan” and similar expressions and variations thereof identify some of these forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter our capital investment and other expenditures, which may also adversely affect our results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by us that our objectives or plans will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

ANTs software inc. developed the ACS and continues to develop additional ACS products. The ACS brings the promise of a fast, cost-effective method to move applications from one database to another and enables enterprises to achieve cost efficiencies by consolidating their applications onto fewer databases. The Company’s IT managed services and professional services division provides pre- and post-sales services related to the ACS and application migration, application and database architecting, monitoring and management.

Following is a brief summary of our results of operations and financial condition, which is followed by more in-depth discussion and analysis.

The Company announced on May 20, 2010 that it co-developed and launched with IBM a new product based on the ACS to migrate Sybase database environments to DB2 quickly and cost-effectively and also became one of IBM’s preferred service providers.  The Company expects to begin generating revenue from this new ACS product during the three months ended September 30, 2010.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

For the three and six months ended June 30, 2010, the Company’s revenues continue to be comprised primarily of professional services for database and network maintenance and support services. Revenues were $1.50 million for the three months ended June 30, 2010, an increase of $0.13 million, or 10%, compared to the three months ended June 30, 2009.  The increase in revenues is primarily from providing additional services to our core group of customers.  Contract terms and pricing with our customers has remained consistent. Cost of revenues were $1.34 million for the three months ended June 30, 2010, an increase of 9% over the similar period in 2009, primarily for changes in stock-based compensation. These factors led to gross profit for the three months ended June 30, 2010 of $0.16 million, a modest increase of approximately $0.02 million compared to the three months ended June 30, 2009.

The Company also continued to incur extensive development costs on the ACS.  Research and development expenses were $0.74 million for the three months ended June 30, 2010, an increase of approximately $0.34 million compared to the three months ended June 30, 2009.  The expense for the three months ended June 30, 2010 excludes $0.50 million capitalized as software development.  At June 30, 2010, we had 36 employees and contractors in research and development compared to nine at June 30, 2009. General and administrative expenses were $2.21 million for the three months ended June 30, 2010. This represents an increase of $0.71 million from the comparable period in 2009.  The primary reason for the increase in general administrative expenses is ongoing litigation-related legal fees and compensation, including bonuses and non-cash stock-based compensation. Sales and marketing expenses were $0.38 million for the three months ended June 30, 2010, a decrease of $0.13 million from the three months ended June 30, 2009.  The decrease is related to a reduction in sales and marketing personnel from June 30, 2009.  This includes the departure of the Company’s vice president of sales in September 2009 and a salesperson in the professional services division who left the Company in July 2009. Neither of these individuals has been replaced.  At this time, we are primarily utilizing IBM to sell the ACS, but may consider an in-house sales force in the future.

Other non-operating expense for the three and six months ended June 30, 2010 and 2009 includes significant charges for derivative liabilities, interest expense and loss on extinguishment of convertible promissory notes.

Private Offering to Accredited Investor

On March 12, 2010, the Company entered into the Agreement with Fletcher under which Fletcher had the right and, subject to certain conditions, the obligation to purchase up to $10.00 million of the Company’s common stock in multiple closings as described below.  Fletcher also received the Initial Warrant to purchase up to $10.00 million of the Company’s common stock. Under the Agreement, the Company issued and sold to Fletcher 1.50 million shares of common stock on March 22, 2010 at a price of $1.00 per share for net proceeds of $1.38 million and caused Fletcher to purchase 0.61 million shares of the Company’s common stock at a price of $0.83 per share for net proceeds of $0.46 million on May 11, 2010, representing the first subsequent tranche under the Agreement. As disclosed in note 11 to the accompanying consolidated financial statements, the Agreement was subsequently amended on July 15, 2010 and the Company issued and sold to Fletcher an additional 1.60 million shares of common stock at a price of $1.25 per share for net proceeds of $1.84 million. All proceeds received from the sale of shares of common stock to Fletcher are net of an 8% fee paid to a placement agent. Legal fees and other direct transaction costs associated with the initial investment by Fletcher were expensed as incurred since all net proceeds were allocated to derivative liabilities, not additional paid-in capital.

The most significant changes made by the amendment to the Agreement are summarized as follows:

•
The original Agreement provided that the Company could require Fletcher to purchase shares of common stock in the future based upon terms as defined in the agreement.  This provision has been eliminated by the amendment with the result that we cannot require that Fletcher purchase additional shares.

•
The amendment provides that Fletcher has the right, but not the obligation, to purchase additional shares of our common stock at fixed prices and such right is exercisable until July 15, 2016. The original Agreement provided that the purchase price was the greater of a fixed price or a Prevailing Market Price as defined in the original Agreement.  The amendment eliminates the Prevailing Market Price alternative and imposes a deadline for the exercise of the purchase rights.

•
The original Agreement provided that the Initial Warrant would be exercisable for a term of approximately nine years, subject to extension if the shares underlying the Initial Warrant were not registered by July 1, 2010 or upon the occurrence of certain other events. The amendment causes the period that the Initial Warrant will be exercisable to be extended based on the date that the underlying shares are registered or upon the occurrence of certain other events.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

•
The amendment changed the Subsequent Warrant Condition under which the Subsequent Warrant would be issued.  Under the original Agreement, the Subsequent Warrant Condition would be satisfied if the Average Daily Market Price, as defined in the Agreement, exceeded $3.00 per share for two consecutive quarters after March 12, 2013. The amendment changes the Subsequent Warrant Condition to be satisfied if the Daily Market Price as defined in the amended Agreement, exceeds $3.50 for two consecutive calendar quarters after March 12, 2014, subject to certain extensions. This change in the Subsequent Warrant Condition has the effect of increasing the likely period that Quarterly Payments will be made.

•
The original Agreement required that all such shares issued or issuable pursuant to the Agreement  and the related warrants be registered for resale under the Securities Act of 1933, as amended, on or before July 1, 2010 and included substantial monetary penalties if the shares were not registered on or before that date. The amendment removed the monetary penalty for failure to register and required that the initial registration statement include only a portion of the shares of common stock issued or to be issued to Fletcher. The Company has agreed, however, to file and cause to become effective registration statements in the future to register all of the shares of common stock for resale on or before certain specified dates. Pursuant to the Agreement, the Company filed with the SEC a registration statement to register for resale the shares of common stock previously issued under the Agreement and a portion of the shares issuable in the future, including the shares issuable upon exercise of the Initial Warrant and the shares of common stock that may be issued in connection with the Quarterly Payments.   The Company is obligated to cause the registration statement to become effective on or before October 8, 2010.   Additionally, the Company is required to file new registration statements with the SEC registering the resale of the shares of common stock not included in the initial registration statement and to cause such new registration statements to be declared effective within 70 days of the issuance such shares.  Likewise, the Company is required to file with the SEC a new registration statement to register the shares of common stock issuable upon exercise of the Subsequent Warrant and cause such new registration statement to be declared effective no later than 70 days following the issuance of the Subsequent Warrant.  If the Company fails to cause such registration statements to be declared effective by the applicable dates, the Company may incur liability for damages.  We are also obligated to use our best efforts to keep the registration statements continuously effective for a period of time.

Certain features of the Agreement represent derivative liabilities to be recorded at fair value. The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company measured the fair value of the Initial Warrant using a binomial model and the down-round provisions and other features of the warrants using a Monte Carlo simulation. The derivative liabilities were initially recorded in the accompanying consolidated balance sheet upon issuance at a fair value of $17.63 million. The initial fair value of the derivative liabilities exceeded the initial net proceeds of $1.38 million by $16.25 million. This difference between initial fair value and net proceeds is a non-cash charge recorded as “Expense in connection with issuance of derivative liabilities,” within other (expense) income, net in the accompanying consolidated statement of operations for the six months ended June 30, 2010. As of June 30, 2010, the fair value of the derivative liabilities was $19.74 million. The cumulative net increase in fair value of the derivative liabilities of $2.11 million from issuance to June 30, 2010 is recorded in “Change in fair value of derivative liabilities” also within other (expense) income, net in the accompanying consolidated statement of operations. See notes 7 and 8 to the accompanying condensed consolidated financial statements for additional information.

Leading up to the Agreement with Fletcher, the Company was approaching significant liquidity constraints, particularly as it was nearing completion of the second version of its ACS product. It was critical for the Company to maintain the development schedule as a result of the previously disclosed original equipment manufacturer (“OEM”) agreement with IBM. The Company will supply database migration technology to IBM under the OEM agreement.  The Company’s historical results of operations, liquidity constraints and delays associated with timely registering shares for a private investment in public equity (“PIPE”) transaction have made it difficult to obtain required funding from many common financing sources.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

The Company evaluated the Agreement with Fletcher relative to the Company’s needs and access to capital as well as the cost and availability of alternative financing sources such as other private placements to accredited investors.  The most recent private placement to accredited investors prior to entering into the Agreement with Fletcher was for the sale of 3.47 million shares of common stock at a price of $0.40 per share and warrants to acquire 3.47 million shares of common stock exercisable at $0.50 per share that are exercisable for a period of one year. The price of $0.40 per share of common stock represented a discount of more than 50% of the average closing price of $0.90 per share of the Company’s common stock as reported on the Over-the-Counter Bulletin Board (“OTC”) market during the three months ended March 31, 2010. Comparatively, the initial investment under the Agreement with Fletcher was for $1.00 per share, representing a modest premium compared to the $0.90 average noted above.  The Company expected that subsequent investments contemplated by the Agreement would also be more favorable to the Company than other private placements, even in consideration of the dilutive warrants and other rights granted to Fletcher in the Agreement.

The Company recognizes that the value of derivative liabilities associated with the Agreement with Fletcher is very significant.  The excessive value of the derivative liabilities is primarily a result of the Initial Warrant issued to Fletcher having a prolonged term of approximately nine years, the contingently issuable Subsequent Warrant and provisions that protect Fletcher from a decline in the stock price (“down-round” provisions). The warrants have down-round provisions such that if the Company sells or issues shares or securities with an exercise or conversion price that is less than the warrant exercise price, which is currently $0.903, the Initial Warrant exercise price shall automatically be reduced and the number of shares subject to be issued under the Initial Warrants shall be increased to reflect the lower price. Similarly, the Company would be required to issue additional shares of common stock to Fletcher if a down-round transaction occurs within one year of closing any investment or warrant exercise by Fletcher. Likewise, if there is an adjustment to the exercise price of the Initial Warrant prior to the issuance of the Subsequent Warrant, the exercise price of the Subsequent Warrant will be reduced so that it equals the product of (1) the warrant price of the Initial Warrant as of the date of issuance of the Subsequent Warrant multiplied by (2) the quotient equal to $3.00 divided by $0.903.  Thereafter, the Subsequent Warrant will have the same down round protection afforded the Initial Warrant. As disclosed in note 7 to the accompanying condensed consolidated financial statements, other events could also trigger a down-round provision.

While the Company cannot provide any guarantees or assurances regarding its future capital needs, management anticipates that the initial and expected subsequent investments by Fletcher, along with other available capital, may be sufficient to meet near- and mid-term capital requirements such that down-round provisions may not be triggered.  As the likelihood of the down-round provisions being triggered decreases, the fair value of the down-round provisions will also decrease. However, changes in the price of the Company’s common stock will change the intrinsic and fair values of the warrants until the warrants are exercised, replaced or expire unexercised. As a result, the fair value of the derivative liabilities will fluctuate and changes in fair value may result in significant non-cash expense or income in the Company’s results of operations.

Stock-based Compensation

In March, 2010, the Board of Directors of the Company approved grants of 1.23 million shares of common stock to employees for compensation under an employee stock plan. The fair value of the shares ranged from $0.84 to $0.92, based upon the closing price of the stock on the date of grant. The shares vested as of March 31, 2010 and the Company recognized $1.14 million of associated compensation expense in the accompanying consolidated statement of operations for the six months ended June 30, 2010. The Board of Directors also approved grants of 0.96 million shares of restricted stock units to employees for compensation under an employee stock plan. The fair value of the shares was $0.85, based upon the closing price of the stock on the date of grant. The restricted stock units will vest April 1, 2011 and expense will be recognized ratably over 12 months. The Company recognized $0.17 million of associated compensation expense in the accompanying consolidated statement of operations for the three and six months ended June 30, 2010. All of these grants were made in conjunction with a reduction in cash compensation and in an effort to increase employee ownership in the Company.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Results of Operations

Results of operations are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	Change	2009	2010	Change	2009

Revenues	$1,503,586	10%	$1,369,587	$3,010,398	9%	$2,757,944
Cost of revenues	1,339,792	9	1,231,834	3,365,602	37	2,457,603
Gross profit (loss)	163,794	19	137,753	(355,204)	(218)	300,341
Operating expenses	3,332,729	38	2,409,200	7,034,341	53	4,602,931
Operating loss	(3,168,935)	40	(2,271,447)	(7,389,545)	72	(4,302,590)
Other (expense) income, net	(3,060,429)	87	(1,638,238)	(19,508,971)	620	(2,710,457)
Net loss	(6,229,364)	59	(3,909,685)	(26,898,516)	284	(7,013,047)
Deemed dividend related to Series A convertible preferred stock	(910,848)	--	--	(1,303,705)	--	--
Net loss applicable to common stockholders	$(7,140,212)	83%	$(3,909,685)	$(28,202,221)	302%	$(7,013,047)

Basic and diluted net loss per common share	$(0.07)	75%	$(0.04)	$(0.26)	225%	$(0.08)

Shares used in computing basic and diluted net loss per share	109,177,067	18%	92,518,076	106,846,218	17%	91,588,388

Revenues

The Company’s revenues for the three and six months ended June 30, 2010 and 2009 include service revenues representing managed and professional service fees for database and network maintenance and support services. Conditional on the Company’s technology developments being successful, the presence of customer demand and the Company having a competitive advantage, future revenues will include sales and licenses of its ACS and may also include managed services revenue related to existing and new contracts and professional services revenue from pre- and post-sales consulting related to ACS and other database consolidation technologies. The Company announced on May 20, 2010 that it co-developed and launched with IBM a new product based on the ACS to migrate Sybase to DB2 quickly and cost-effectively and also became one of IBM’s preferred service providers.  In July 2010, IBM entered into an agreement with a global financial services company for the first revenue-generating deployment of the Sybase to DB2 ACS.  Sales of the Company’s original ACS have been limited due to the structure of the sales arrangement and go-to-market strategy. As such, the Company has structured the go-to-market strategy for the Sybase to DB2 ACS differently via the use of an OEM agreement with IBM. Pursuant to the OEM agreement, ANTs is responsible for technology development specifically tailored to IBM’s needs. IBM will assume responsibility for marketing, sales and support of the technology on a worldwide basis, while ANTs will be the preferred service provider for migration projects. The Company intends to develop additional ACS’ based on market demand and the availability of resources for development.

Revenues for the three months ended June 30, 2010 were $1.50 million, an increase of $0.13 million compared to $1.37 million for the three months ended June 30, 2009.  Revenues for the six months ended June 30, 2010 were $3.01 million, an increase of $0.25 million compared to $2.76 million for the six months ended June 30, 2009.  Significant customer concentrations are summarized as follows:

	Three months ended		Three months ended
	June 30, 2010		June 30, 2009
Gross revenues:
Customer A	$1,030,357	68%	$898,446	65%
Customer B	359,225	24	340,403	25
Other customers	128,719	8	142,858	10
	1,518,301	100	1,381,707	100
Less trade discounts	(14,715)	1	(12,120)	1
Net revenues	$1,503,586	99%	$1,369,587	99%

	Six months ended		Six months ended
	June 30, 2010		June 30, 2009
Gross revenues:
Customer A	$2,117,518	70%	$1,700,776	61%
Customer B	721,894	24	746,226	27
Other customers	201,745	6	331,819	12
	3,041,157	100	2,778,821	100
Less trade discounts	(30,759)	1	(20,877)	1
Net revenues	$3,010,398	99%	$2,757,944	99%

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

The increase in revenues for both the three and six months ended June 30, 2010 over the comparable periods in 2009 is primarily attributable to additional professional service projects, especially for Company A, partially offset by the subsequent completion of professional service projects, especially for Companies B and C.

Cost of Revenues

Cost of revenues consists primarily of employee salaries and benefits, stock-based compensation, professional fees for non-employee contractors, and amortization of acquired technologies.

Total cost of revenues was $1.34 million and $1.23 million for three months ended June 30, 2010 and 2009, respectively and $3.37 million and $2.46 million for the six months ended June 30, 2010 and 2009, respectively. The increases in cost of revenues for the three and six months ended June 30, 2010 compared to similar periods in 2009 was largely due to an increase in stock-based compensation of $0.09 million and $0.87 million for the three- and six-month periods, respectively. The increase for the six months ended June 30, 2010 includes $0.59 million for a matching award of fully-vested stock as of March 31, 2010.  The increase in stock-based compensation more than offset a 10% reduction in cash compensation to both employees and contractors in customer support roles. Stock-based compensation subject to vesting that is granted to non-employee contractors is adjusted each period to reflect changes in fair value.  The fair value adjustments to these equity-based instruments may result in greater volatility in cost of revenues based on the number of non-employee contractors included in cost of revenues and changes in our stock price.

Operating Expenses

Operating expenses are summarized in the table below.

	Three Months Ended June 30			Six Months Ended June 30,
	2010	Change	2009	2010	Change	2009
Research and development	$743,742	87%	$398,331	$1,885,941	102%	$934,288
Sales and marketing	378,562	(25)	505,998	851,920	(17)	1,023,303
General and administrative	2,210,425	47	1,504,871	4,296,480	62	2,645,340
	$3,332,729	38%	$2,409,200	$7,034,341	53%	$4,602,931

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

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Total research and development expense for the three months ended June 30, 2010 was $0.74 million compared to $0.40 million for the three months ended June 30, 2009, an increase of more than $0.34 million or 87%.  For the six months ended June 30, 2010 and 2009, research and development expense was $1.89 million and $0.93 million, respectively, an increase of approximately $0.96 million, or 102%. The expense for the three and six months ended June 30, 2010 excludes $0.50 million capitalized as software development. The increases are due primarily for employee compensation and benefits due to additional headcount as of June 30, 2010 compared to the same period in 2009. Headcount for research and development personnel has been increasing since the latter half of 2009 to complete the ACS as announced on May 20, 2010 as well as complete additional features, begin work to develop the ACS for other databases and to provide related customer support and maintenance. At June 30, 2010, the Company had 36 research and development employees compared to nine as of June 30, 2009. Research and development expense for the six months ended June 30, 2010 also included $0.25 million in stock based compensation associated with the company-wide 10% reduction in cash compensation for a matching award of fully-vested stock as of March 31, 2010.

Sales and Marketing

Sales and marketing expense consists primarily of employee salaries and benefits, stock-based compensation, professional fees for marketing and sales services, and amortization of acquired customer relationships.

Total sales and marketing expense was $0.38 million and $0.51 million for the three months ended June 30, 2010 and 2009, respectively, a decrease of $0.13 million, or 25%.  For the six months ended June 30, 2010 and 2009, sales and marketing expense was $0.85 million and $1.02 million, respectively, a decrease of $0.17 million, or 17%. The decreases in are primarily due to staffing changes, including the departure of the Company’s vice president of sales in September 2009 and a salesperson in our professional services division in July 2009.  Neither of these individuals has been replaced.  The Company experienced a decrease of $0.07 million and $0.18 million in the three- and six-month periods ended June 30, 2010 compared to similar periods in 2009 in cash salaries, commissions and bonuses. Stock-based compensation also decreased $0.03 million for the three months ended June 30, 2010 compared to the similar period in the prior year. However, for the six months ended June 30, 2010, stock-based compensation increased of $0.12 million compared to the similar period in 2009, primarily for the matching award of fully-vested stock as of March 31, 2010 associated with the company-wide 10% reduction in cash compensation. The Company continues to engage in an active marketing program and is developing a sales strategy for the recently released next generation ACS product. At this time, we are primarily utilizing IBM to sell the ACS, but may consider an in-house sales force in the future.

General and Administrative

General and administrative expenses consists primarily of employee salaries and benefits, professional fees (legal, accounting, and investor relations), facilities expenses, and general insurance.

Total general and administrative expense for three months ended June 30, 2010 was $2.21 million compared to $1.50 million for the three months ended June 30, 2009, an increase of $0.71 million, or 47%. For the six months ended June 30, 2010 and 2009, general and administrative expense was $4.30 million and $2.65 million, respectively, an increase of $1.65 million, or 62%. The increases were primarily a result of the following:

•
Employee compensation and benefits, including director fees and stock-based compensation decreased $0.05 million and increased $0.25 million for the three- and six-month periods, respectively.  The changes include increases of $0.15 million and $0.31 million in stock-based compensation for the three- and six-month periods, respectively. The increases in stock-based compensation are offset by net decreases in cash-based compensation benefits of $0.21 million and $0.06 million for the three- and six-month periods, respectively. The overall changes in employee compensation are largely due to personnel changes and the company-wide 10% reduction in cash compensation for a matching award of fully-vested stock as of March 31, 2010. Stock-based compensation for non-employee contractors increased $0.20 million and $0.30 million for the three- and six-month periods, respectively.  Stock-based compensation subject to vesting that is granted to non-employee contractors is adjusted each period to reflect changes in fair value.  The changes in the associated stock-based compensation are primarily due to changes in our stock price.

•
Professional fees for legal, accounting and investor relations services increased $0.16 million and $0.72 million for the three- and six-month periods, respectively, primarily due to costs incurred for services associated with the Fletcher Agreement, the annual shareholder meeting on March 17, 2010, an increase in investor relations activities, consultation and design costs for employee compensation plans associated with the salary reduction program, litigation-related legal fees and the use of additional external resources for accounting and compliance activities.

•
Facilities and general insurance expense decreased by $0.02 million and $0.14 million for the three- and six-month periods, respectively. The decrease for the six months ended June 30, 2010 compared to the similar period in 2009 was primarily due losing an office in California in January 2009.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Other (Expense) Income, Net

Other (expense) income primarily consists of equity financing costs and interest expense and to a lesser extent, income earned on the Company's cash and cash equivalents. Other (expense) income is summarized in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Expense in connection with issuance of derivative liabilities	$--	$--	$(16,249,080)	$--
Net change in fair value of derivative liabilities	(2,263,985)	--	(2,112,374)	--
Interest expense	(241,488)	(1,141,052)	(482,405)	(2,213,539)
Loss on conversion/ extinguishment of convertible promissory notes	--	(495,833)	--	(495,833)
Interest income	--	237	--	2,720
Other expense, net	(554,956)	(1,590)	(665,112)	(3,805)
	$(3,060,429)	$(1,638,238)	$(19,508,971)	$(2,710,457)

The expense in connection with issuance of derivative liabilities for the six months ended June 30, 2010 reflects a non-cash charge to operations for the difference between the initial fair value of the derivative liabilities and the initial net proceeds received from the Agreement with Fletcher. The change in fair value of derivative liabilities for the three and six months ended June 30, 2010 is for the three-month period and the period from issuance, respectively.

Other expense, net includes $0.11 million and $0.22 million for the three and six months ended June 30, 2010, respectively, for Quarterly Payments to Fletcher based on the number of shares outstanding and unexercised under the Initial Warrant. The Quarterly Payment amount is equal to $0.01 per share into which the Initial Warrant is exercisable. The Company may elect to have the Quarterly Payment made in the Company’s common stock or cash.

Other expense, net for the three and six months ended June 30, 2010 also includes $0.44 million for a registration penalty as described in notes 6 and 7 to the accompanying condensed consolidated financial statements.  The Company was required to file a registration statement with the SEC by July 1, 2010 for all the shares issued and issuable to Fletcher. We recorded the penalty since we were unable to have a registration statement declared effective by that date. The Agreement was subsequently amended on July 15, 2010 to, among other things, waive the monetary penalty for not having the associated registration statement declared effective by July 1, 2010. The Company has agreed, however, to file and cause to become effective registration statements in the future to register all of the shares of common stock for resale on or before specified dates. As a result of the amendment, the liability for the penalty will be extinguished as part of the consideration exchanged for entering into the amendment.

Interest expense for the three months ended June 30, 2010 decreased $0.90 million, or 79%, compared to the three months ended June 30, 2009 and for the six months ended June 30, 2010, decreased $1.73 million, or 78%, compared to the six months ended June 30, 2009.  The decrease is due to less amortization from the discounts on the convertible promissory notes as a majority of the notes were converted into Series A Convertible preferred stock during the third quarter of 2009.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

The loss on conversion/extinguishment of convertible promissory notes for the three and six months ended June 30, 2009 was the result of induced conversion of certain convertible promissory notes in the three months ended June 30, 2009.

Liquidity, Capital Resources and Financial Condition

Cash flows are summarized in the table below.

	Six Months Ended June 30,
	2010	Change	2009

Net cash used in operating activities	$(3,375,747)	161%	$(1,293,200)
Net cash used in investing activities	(563,829)	2,345	(23,059)
Net cash provided by financing activities	4,070,536	870	419,635
Net increase (decrease) in cash	$130,960	(115)%	$(896,624)

Net Cash Used in Operating Activities

For the six months ended June 30, 2010, cash used in operating activities was $3.38 million, an increase of more than $2.08 million from the six months ended June 30, 2009. The increase is primarily a result of the increase in headcount as of June 30, 2010 compared to June 30, 2009.

Net Cash Used in Investing Activities

For the six months ended June 30, 2010, cash used in investing activities was $0.56 million, an increase of $0.54 million from the six months ended June 30, 2009, comprised mostly of capitalized costs for software development related to the Company’s ACS. Purchases of property and equipment were less than $0.1 million for both periods.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2010, cash provided by financing activities resulted from the following:

•
An aggregate of $1.39 million in net proceeds from the sale of 3.47 million shares of the Company’s common stock at a price of $0.40 per share and warrants to purchase 3.47 million shares of common stock exercisable at $0.50 per share that expire in one year as part of a private placement.

•
An aggregate of $1.84 million in net proceeds from the sale of 2.11 million shares of common stock (including proceeds allocated to derivative liabilities) at an average price of $0.95 per share to Fletcher. The Agreement with Fletcher is discussed further in note 7 to the accompanying consolidated financial statements and in the overview at the beginning of Management’s Discussion and Analysis, beginning on page 21.

•	An aggregate $0.55 million in proceeds from the exercise of warrants to purchase 0.55 million shares of preferred stock.

•	An aggregate of $0.33 million in proceeds from the exercise of options and warrants to purchase 0.43 million shares of common stock.

•	An aggregate of $0.04 million in principal payments on long-term debt.

From time to time, the Company engages in private placement activities with accredited investors. The private placements sometimes consist of units, which gives the investor shares of restricted common stock at a discount to the then-current market price, and warrants to purchase a number of restricted shares of common stock at a fixed price set at a premium to the then-current market price. The warrants (other than the Initial Warrant and Subsequent Warrant) generally have a life of one to three years. As discussed in note 7 to the accompanying consolidated financial statements, the Agreement with Fletcher included the Initial Warrant having a term of approximately nine years.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Also as discussed in note 7 to the accompanying condensed consolidated financial statements, the Company was required under the terms of the Agreement with Fletcher to file a registration statement with the SEC covering shares, including warrant shares, and to have such registration statement declared effective no later than July 1, 2010. The Company was unable to have such registration statement declared effective by that date and recorded a penalty in the amount of $0.44 million as of June 30, 2010. The agreement was subsequently amended on July 15, 2010 to, among other things, waive the monetary penalty for not having the associated registration statement declared effective by July 1, 2010. The Company has agreed, however, to file and cause to become effective registration statements in the future to register all of the shares of common stock for resale on or before specified dates. As a result of the amendment, the liability for the penalty will be extinguished as part of the consideration exchanged for entering into the amendment.

The Company also continues to be obligated to pay Fletcher a Quarterly Payment based on the number of shares outstanding and unexercised under the Initial Warrant. The Company has the option to pay the Quarterly Payment in cash or shares of common stock.

The Company had $1.30 million in cash and cash equivalents on hand as of June 30, 2010. During the six months ended June 30, 2010, the Company used approximately $0.56 million per month for operating activities. The Company has suffered recurring losses from operations, has a working capital deficit and has generated negative cash flow from operations that raises substantial doubt about the Company’s ability to continue as a going concern. In their report in connection with our financial statements as of and for the year ended December 31, 2009, our independent registered public accountants included an explanatory paragraph stating that, because of these factors, there was substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and/or obtain the necessary financing to meet obligations and repay liabilities arising from business operations when they come due. If further financing is not obtained, the Company may not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of the Company’s ability to secure such financing. A failure to obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of its products and technologies. The Company continues actively seeking additional capital through private placements of equity and/or debt.

At current cash levels, management believes it has sufficient funds to operate until the fourth quarter of 2010. Should additional financing not be obtained, the Company will not be able to execute its business plan and the recoverability of its intangible assets may become impaired. Management’s plans, if successful, will mitigate the factors that raise substantial doubt about the ability to continue as a going concern. Additionally, the Company may be able to mitigate these factors through the generation of revenue from the licensing of the most recent ACS if the ongoing development efforts are successful and the market demand continues for such products. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Software Costs

Costs that are related to the conceptual formulation and design of licensed programs are expensed as incurred to research and development expense; costs that are incurred to produce the finished product after technological feasibility has been established are capitalized as an intangible asset. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. The Company only recently established technological feasibility for the ACS and is primarily capitalizing the costs of developing significant, value added enhancements and features.  Capitalization ceases and amortization of related capitalized amounts begin when the significant enhancements and features are included in the software being sold. Capitalized amounts are amortized using the straight-line method, which is applied over three years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. Costs to provide customer support and maintenance are charged to software cost as incurred.

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

Item 4T. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, migrating processes, or acquisition of subsidiaries. There have been no changes during the quarter ended June 30, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 10, 2008, Sybase, Inc. (“Sybase”), an enterprise software and services company, filed a complaint for common law unfair business practices, and tortuous interference with contractual relations, among other things, in the Superior Court of the State of California, County of Alameda.  Sybase is seeking an injunction, and damages, among other legal and equitable relief.  A trial has been set for April 2011. The Company believes that this lawsuit is without merit and intends to continue vigorously defending itself.

On August 22, 2008, a former ANTs employee filed a putative class action complaint for all current and former software engineers, for failure to pay overtime wages, and failure to provide meal breaks, among other things, in Superior Court of the State of California, County of San Mateo.  The former employee is seeking an injunction, damages, attorneys’ fees, and penalties.  The court has tentatively certified in part this matter as a class action. The Company believes that this lawsuit is without merit and intends to continue vigorously defending itself.

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

On January 14, 2010, three lawsuits were filed against the Company by Robert T. Healey.  The first of these lawsuits, against the Company, demands inspection of the Company’s books and records.  The second lawsuit, against the Company, and its eight directors (including former director Thomas Holt), is alleged to be brought by Mr. Healey “both individually and derivatively,” therein alleging various wrongdoing by the Company and its directors.  The third lawsuit, against the Company and its eight directors (including former director Mr. Holt), is brought by Mr. Healey for a declaration directing the Company to nominate Mr. Healey and Rick Cerwonka (the Company’s Chief Operating Officer and the President of the Company’s subsidiary, Inventa Technologies, Inc.) for election to the Company’s Board of Directors.  As discussed in note 11 to the accompanying consolidated financial statements, on May 4, 2010, the Company and the members of the Board of Directors (including former director Mr. Holt) entered into a settlement agreement and mutual general release with Mr. Healey regarding the three lawsuits filed by Mr. Healey. Dismissal, with prejudice, was granted by the court on June 17, 2010.

On August 18, 2010, the Company received a demand letter from Mr. Holt to reinstate his previously cancelled options and warrants to purchase shares of the Company’s common stock, extend the exercise period for each by 90 days and pay him the difference in lost profits for a prior request to exercise one of his warrants. Mr. Holt’s options and warrants were received for his service on the board of directors and were subsequently cancelled for a breach of his fiduciary duties while serving on the board. Mr. Holt had options and warrants to purchase a total of 311,250 shares of common stock for $0.94 per share. The Company believes the demand is without merit and intends to vigorously defend itself.

Item 1A. Risk Factors.

The following risk factors are  the risk factors not previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010, as amended on Form 10-K/A filed with the SEC on April 21, 2010:

We have granted to Fletcher certain anti-dilution protections that may make it more difficult to raise capital in the future.

Pursuant to the Agreement, we have granted to Fletcher certain protections that require that we issue additional shares of common stock to Fletcher and/or reduce the exercise price of the warrants and increase the number of shares issuable under the warrants in the event we issue or sell, or are deemed to have issued and sold, shares of our common stock at prices below the purchase price paid, or exercise price payable, by Fletcher.  Such provisions may make it more difficult to raise capital through the sale of shares of our common stock or securities convertible into shares of our common stock.

We have granted to Fletcher certain anti-dilution protections accounted for as derivative liabilities at fair value in our financial statements that may cause our results of operations to fluctuate.

Pursuant to the Agreement, we have granted to Fletcher certain protections that require that we issue additional shares of common stock to Fletcher and/or reduce the exercise price of the warrants and increase the number of shares issuable under the warrants in the event we issue or sell, or are deemed to have issued and sold, shares of our common stock at prices per share below the purchase price per share paid, or exercise price payable, by Fletcher.  Such anti-dilution protections are also known as “down-round” protections. We account for warrants and issuances of common stock with down-round protection as derivative liabilities. These derivative liabilities are measured at fair value at the end of each fiscal quarter with the changes in fair value at the end of each quarter reflected in income or loss for the applicable quarter. The recorded change in fair value of derivative liabilities may contribute to significant fluctuations in our results of operations.

In the event we do not satisfy our obligation to register for resale the shares issued to Fletcher, we may be liable for significant damages.

We have agreed to use our best efforts to file registration statements with the SEC to register for resale the shares of common stock issued or to be issued to the selling security holder pursuant to the Agreement, the Initial Warrant and the Subsequent Warrant.  In the event such shares are not registered by one or more effective registration statements by certain dates, we may be liable for significant damages.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2010, the Company issued 128,818 shares to Fletcher for the March 31, 2010 Quarterly Payment. On May 11, 2010, the Company received net proceeds of $460,000 from Fletcher from the sale of 605,767 shares of common stock at a price of $0.83 per share. See note 7 to the accompanying consolidated financial statements for further discussion of the Fletcher Agreement. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.  These securities (and the securities issued in the other private placements discussed herein) have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

4.1
The description of the Company's common stock, incorporated by reference to the Company's Form 10SB12G filed with the Commission on September 14, 1999 including any amendment or report filed for the purpose of updating such description.

4.2
The description of the Company's Series A convertible preferred stock, incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2009.

10.1	Amended and restated employment agreement entered into to be effective as of the 28th day of June, 2010, with Joseph Kozak, Chairman, President and Chief Executive Officer.

10.2	Employment agreement made and entered into to be effective as of January 18, 2010, with David Buckel, Chief Financial Officer.

10.3	Employment agreement made and entered into to be effective as of May 14, 2008, with Richard M. Cerwonka, Chief Operating Officer and President, Inventa Technologies Inc.

10.4
Stock Purchase Agreement entered into by and between ANTs software inc. and Fletcher International, Ltd., as listed in Exhibit 10.1 to our Registration Statement on Form S-1 filed with the Commission on April 23, 2010, is hereby incorporated by reference.

10.5
Warrant to Purchase Shares of Common Stock of ANTs software inc., as listed in Exhibit 10.2 to our Registration Statement on Form S-1 filed with the Commission on April 23, 2010, is hereby incorporated by reference.

10.6
Amendment dated July 15, 2010 to Stock Purchase Agreement entered into by and between ANTs software inc. and Fletcher International, Ltd., as listed in Exhibit 10.2 to our Registration Statement on Form S-1 filed with the Commission on August 9, 2010, is hereby incorporated by reference.

10.7
Amendment dated July 15, 2010 to Warrant to Purchase Shares of Common Stock of ANTs software inc., as listed in Exhibit 10.4 to our Registration Statement on Form S-1 filed with the Commission on August 9, 2010, is hereby incorporated by reference.

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

ANTs software inc.

Date: August 19, 2010	By:	/s/ David A. Buckel
David A. Buckel, Chief Financial Officer