Form 10-Q
period 2010-09-30
ANTS SOFTWARE INC
filed 2010-11-15
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐ Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

ANTs software inc. had 121,232,471 shares of common stock outstanding as of November 10, 2010.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,845,131	$1,168,024
Accounts receivable, net	522,641	560,439
Note receivable from customer	--	400,000
Prepaid expenses and other current assets	430,400	308,718
Total current assets	2,798,172	2,437,181

Property and equipment, net of accumulated depreciation of $783,703 and $661,251	1,530,864	360,078
Intangible assets, net of accumulated amortization of $1,971,977 and $1,318,916	4,018,023	4,671,084
Goodwill	22,761,517	22,761,517
Other assets	64,142	39,997
Total assets	$31,172,718	$30,269,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,006,635	$1,805,157
Line of credit	250,000	250,000
Current portion of convertible promissory notes, net of debt discount of $250,000	1,750,000	--
Current portion of other long-term debt	54,103	63,396
Deferred revenue	233,748	451,568
Share-based liabilities	110,742	--
Total current liabilities	4,405,228	2,570,121

Convertible promissory notes, net of debt discount of $812,500	--	1,187,500
Other long-term debt, less current portion	57,799	98,709
Deferred tax liability	344,000	344,000
Derivative liabilities	13,014,316	--
Total liabilities	17,821,343	4,200,330

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized	--	--
Series A convertible preferred stock, $0.0001 par value; 12,000,000 shares designated; 9,979,139 and 9,428,387 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively (liquidation preference of $9,979,139 and $9,428,387, respectively)	998	943
Common stock, $0.0001 par value; 200,000,000 shares authorized; 117,797,151 and 101,892,993 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	11,780	10,189
Additional paid-in capital	154,692,067	139,297,697
Accumulated deficit	(141,353,470)	(113,239,302)
Total stockholders’ equity	13,351,375	26,069,527
Total liabilities and stockholders’ equity	$31,172,718	$30,269,857

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues, net of trade discounts	$1,685,108	$1,378,373	$4,695,506	$4,136,317

Cost of revenues	1,402,365	1,281,571	4,767,967	3,739,174

Gross profit (loss)	282,743	96,802	(72,461)	397,143

Operating expenses:
Research and development	339,371	694,235	2,225,312	1,628,523
Sales and marketing	462,761	381,503	1,314,680	1,404,806
General and administrative	2,560,552	1,031,723	6,857,032	3,676,603
Total operating expenses	3,362,684	2,107,461	10,397,024	6,709,932

Operating loss	(3,079,941)	(2,010,659)	(10,469,485)	(6,312,789)

Other income (expense), net:
Net derivative liabilities gains (losses)	3,520,239	--	(14,841,215)	--
Loss on conversion/extinguishment of convertible promissory notes	--	(11,783,547)	--	(12,279,380)
Interest expense	(241,503)	(261,453)	(723,908)	(2,474,992)
Other expense, net	(110,742)	(113)	(775,855)	(1,658)
Total other income (expense)	3,167,994	(12,045,113)	(16,340,978)	(14,756,030)

Income (loss) before income taxes	88,053	(14,055,772)	(26,810,463)	(21,068,819)

Provision for income taxes	--	--	--	--

Net income (loss)	88,053	(14,055,772)	(26,810,463)	(21,068,819)

Deemed dividend related to beneficial conversion on Series A convertible preferred stock	--	(1,812,820)	(1,303,705)	(1,812,820)

Net income (loss) applicable to common stockholders	$88,053	$(15,868,592)	$(28,114,168)	$(22,881,639)

Net income (loss) per share:
Basic	$0.00	$(0.17)	$(0.26)	$(0.25)
Diluted	$0.00	$(0.17)	$(0.26)	$(0.25)
Weighted average shares used in per share calculations:
Basic	111,439,020	95,616,762	108,393,975	92,947,071
Diluted	150,734,736	95,616,762	108,393,975	92,947,071

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS
OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2010	9,428,387	$943	101,892,993	$10,189	$139,297,697	$(113,239,302)	$26,069,527
Net proceeds from private placement	--	--	3,465,321	346	1,385,783	--	1,386,129
Net proceeds from sale and issuance of shares of common stock to Fletcher (note 8)	--	--	3,705,767	371	5,950,546	--	5,950,917
Quarterly share payment to investor per private placement agreement	--	--	229,491	23	221,461	--	221,484
Vesting and issuance of common stock and warrants to purchase common stock granted for consulting arrangements	--	--	250,000	25	419,709	--	419,734
Stock issued for employee and director compensation under the stock plans	--	--	4,919,184	492	2,113,147	--	2,113,639
Stock issued for non-employee compensation under the stock plan, subject to vesting	--	--	67,725	7	179,396	--	179,403
Stock-based compensation expense – employees	--	--	--	--	1,037,161	--	1,037,161
Stock-based compensation expense – non-employees	--	--	--	--	743,675	--	743,675
Exercise of common stock warrants	--	--	2,967,670	297	1,194,270	--	1,194,567
Exercise of preferred stock warrants	550,752	55	--	--	550,697	--	550,752
Exercise of employee stock options	--	--	299,000	30	294,820		294,850
Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	--	--	--	--	1,303,705	(1,303,705)	--
Net loss	--	--	--	--	--	(26,810,463)	(26,810,463)
Balance at September 30, 2010	9,979,139	$998	117,797,151	$11,780	$154,692,067	$(141,353,470)	$13,351,375

Balance at January 1, 2009	--	$--	90,648,369	$9,065	$115,963,846	$(87,929,614)	$28,043,297
Net proceeds from private placements to accredited investors	--	--	3,292,498	329	1,194,421	--	1,194,750
Issuance of warrants to purchase 287,500 shares of common stock with the issuance of two 1% convertible notes	--	--	--	--	78,693	--	78,693
Beneficial conversion feature of two 1% convertible notes	--	--	--	--	20,125	--	20,125
Conversion of 1% notes	--	--	287,500	29	114,971	--	115,000
Conversion of 10% convertible promissory notes, net of commission	--	--	1,770,833	177	758,783	--	758,960
Stock issued to placement agent for conversion of 10% convertible promissory notes	--	--	23,850	2	12,354	--	12,356
Stock issuable for the extension of a 10% convertible promissory note and interest payments	--	--	--	--	32,802	--	32,802
Issuance of common stock and warrants to purchase 300,000 shares of common stock granted for consulting arrangements, subject to vesting	--	--	200,000	20	88,307	--	88,327
Stock issued for employee compensation under the stock plans, subject to vesting and net of forfeitures	--	--	1,246,179	124	235,119	--	235,243
Stock issued for non-employee compensation under the stock plan, subject to vesting	--	--	234,216	24	58,585	--	58,609
Stock-based compensation expense – employees	--	--	--	--	694,669	--	694,669
Stock-based compensation expense – non-employees	--	--	--	--	32,620	--	32,620
Extinguishment of promissory notes and related accrued interest	8,928,387	893	--	--	15,361,878	--	15,362,771
Exercise of preferred stock warrants	250,000	25	--	--	249,975	--	250,000
Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	--	--	--	--	1,812,820	(1,812,820)	--
Net loss	--	--	--	--	--	(21,068,819)	(21,068,819)
Balance at September 30, 2009	9,178,387	$918	97,703,445	$9,770	$136,709,968	$(110,811,253)	$25,909,403

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,810,463)	$(21,068,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	775,514	780,278
Net derivative liabilities (gains) losses	14,841,215	--
Amortization of debt discount and prepaid debt issuance costs on notes payable	562,500	1,845,141
Stock issuable for equity financing costs	332,226	--
Stock-based compensation expense	2,973,478	1,021,141
Stock-based consulting expense	1,342,812	88,327
Stock-based interest expense	--	32,802
Loss on conversion/extinguishment of convertible promissory notes	--	12,279,380
Changes in operating assets and liabilities:
Accounts receivable	37,798	(364,584)
Restricted cash		115,621
Prepaid expenses and other assets	157,601	135,616
Payments received on notes receivable from customer	400,000	1,500,000
Accounts payable and accrued expenses	645,496	879,362
Deferred revenue	(217,820)	45,252
Net cash used in operating activities	(4,959,643)	(2,710,483)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capitalization of software development costs	(1,047,940)	--
Purchases of property and equipment	(67,977)	(37,264)
Net cash used in investing activities	(1,115,917)	(37,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements – equity, net of cash commissions	1,386,129	889,750
Net proceeds from sale and issuance of shares of common stock to Fletcher	3,680,000	--
Net proceeds from private placements – convertible promissory notes, net of commissions	--	115,000
Proceeds from exercise of preferred stock warrants	550,752	250,000
Proceeds from exercise of common stock options and warrants	1,185,989	--
Proceeds from line of credit	--	50,000
Principal payments on long-term debt	(50,203)	(96,052)
Net cash provided by financing activities	6,752,667	1,208,698

Net increase (decrease) in cash and cash equivalents	677,107	(1,539,049)
Cash and cash equivalents at beginning of period	1,168,024	2,051,807
Cash and cash equivalents at end of period	$1,845,131	$512,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$211,408	$342,271

NON-CASH INVESTING AND FINANCING ACTIVITIES

Deemed dividends related to beneficial conversion feature on Series A convertible preferred stock	$1,303,705	$1,812,820
Common stock subscriptions receivable	303,428	305,000
Issuance of 229,491 shares of common stock to settle share-based liabilities	221,484	--
Stock-based compensation recorded in capitalized software	177,322	--
Recorded value of common stock issued in private placement with derivative liabilities	--	--
Recorded value of equity rights and obligations issued in private placement with derivative liabilities, net	--	--
Recorded value of warrants issued to placement agent in connection with private placement of equity rights and obligations	--	--
Extinguishment of promissory notes and issuance of Series A convertible preferred stock	--	3,154,063
Payment of accrued interest with Series A convertible preferred stock	--	425,161
Conversion of promissory notes to common stock	--	886,316
Common stock issued to placement agent for note conversion	--	13,356
Prepaid insurance premiums financed with a loan	--	69,514

 See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

ANTs software inc. (“ANTs” or the “Company”) developed the ANTs Compatibility Server, or ACS and continues to develop additional ACS products. The ACS brings the promise of a fast, cost-effective method to move applications from one database to another and enables enterprises to achieve cost efficiencies by consolidating their applications onto fewer databases. The Company’s IT managed services and professional services division provides pre- and post-sales services related to the ACS and application migration, application and database architecting, monitoring and management.

Basis of Presentation and Continuation as a Going Concern

The consolidated financial statements include the accounts of ANTs software inc. and its wholly-owned subsidiary, Inventa Technologies, Inc. (“Inventa,” collectively referred to as the “Company”). All significant intercompany transactions and accounts have been eliminated.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, which include all of our accounts and those of our wholly owned subsidiary. As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2010 and our operating results, cash flows and changes in stockholders’ equity for the interim periods presented. We derived the consolidated balance sheet at December 31, 2009 from the Company’s audited consolidated financial statements as of that date. These consolidated financial statements and the related notes should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K, as amended by our Amendment to the Annual Report on Form 10-K/A, for the year ended December 31, 2009 filed with the SEC. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2010 or subsequent years.

The consolidated financial statements contemplate continuation of the Company as a going concern.  However, the Company has suffered recurring losses from operations, has a working capital deficiency and has generated negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, the Company has significant near-term liquidity needs, including $250,000 currently due on a line of credit, $225,000 payable to Mr. Ruotolo under a settlement agreement due in December 2010 and $2,000,000 in notes payable due in February 2011. The Company has also had minimal revenues since inception, incurred losses from operations since its inception and has a net accumulated deficit during its years of operations totaling $141,353,470 as of September 30, 2010. The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and obtain the necessary financing to meet obligations and repay liabilities arising from business operations when they come due. If the Company does not generate profitable operations or obtain the necessary financing, the Company may not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of the Company’s ability to secure such financing. A failure to generate profitable operations or obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of its products and technologies. The Company continues actively seeking additional capital through private placements of equity and debt.

At current cash levels and with proceeds received by the Company in October 2010 of $1,612,984 from warrant exercises, management believes it has sufficient funds to operate until the first quarter of 2011. Should additional financing not be obtained, the Company will not be able to execute its business plan. The Company may be able to mitigate these factors through the generation of revenue from the sale and licensing of the most recent ACS if the ongoing development efforts are successful and the market demand continues for such products and through additional equity and debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There have been no newly applied significant accounting policies during the nine months ended September 30, 2010 except for the accounting for internally developed software and derivative financial instruments discussed below.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material assumptions and estimates that are particularly susceptible to significant change include, but are not limited to, the following:

•	valuation of derivative liabilities arising from issuances of common stock and associated warrants and other rights to acquire common stock in the future;

•	assumptions regarding the recoverability of long-lived and intangible assets;

•	assumptions regarding software development, including determination of significant enhancements and when technological feasibility is achieved;

•	assumptions incorporated in determining stock-based compensation; and

•	the allowance for doubtful accounts receivable.

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

Revenue Recognition

Revenues consist of services revenues representing managed and professional services fees for maintenance and support services and licenses and royalties representing sales of the Company’s ACS software. Maintenance and support revenue is deferred and recognized over the related contract period, generally twelve months, beginning with customer acceptance of the product. The Company uses the residual method to recognize revenue if a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, the Company will defer revenue based on vendor-specific objective evidence ("VSOE") of the fair value of the undelivered element, as determined by the price charged when the element is sold separately.  If the VSOE of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Revenue from software licenses and royalties is recognized when all of the following criteria are met:

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

Revenue from royalties is recognized in the period that it is reported and paid to the Company, consistent with the original equipment manufacturer ("OEM") agreement with IBM.

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

Derivative Financial Instruments

The Company does not enter into any derivative contracts for hedging or speculative purposes. The Company accounts for warrants and other rights to acquire capital stock with exercise price reset features, or “down-round” provisions, as derivative liabilities. Similarly, down-round provisions for issuances of common stock are also accounted for as derivative liabilities. These derivative liabilities are measured at fair value with the changes in fair value at the end of each period reflected in current period income or loss. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation to model the financial characteristics, depending on the complexity of the derivative being measured. A Monte Carlo simulation provides a more accurate valuation than standard option valuation methodologies such as the Black-Scholes or binomial option models when derivatives include changing exercise prices or different alternatives depending on average future price targets. In computing the fair value of the derivatives, the Company uses significant judgments, which, if incorrect, could have a significant negative impact to the Company’s consolidated financial statements.  The input values for determining the fair value of the derivatives include observable market indices such as interest rates, and equity indices as well as unobservable model-specific input values such as certain volatility parameters. For further discussion, see notes 8 and 9.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s federal and state income tax returns for years 2007 through 2009 remain open for examination.

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board ("FASB"), ratified ASU No. 2009-13, “Revenue Recognition (Topic 605).” This ASU addresses criteria for separating the consideration in multiple-element arrangements. The ASU will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. The ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe that the adoption of this ASU as of January 1, 2011 will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements.” This ASU modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe that the adoption of this ASU as of January 1, 2011 will have a material effect on its consolidated financial statements.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Effective January 1, 2010, the Company adopted FASB Accounting Standards Codification, or ASC, 820-10, (Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements). The provisions of this accounting standard requires additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities, a subset of the captions disclosed in the Company’s consolidated balance sheets. The adoption did not have a material impact on the Company’s consolidated financial statements or its disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.

2. Basic and Diluted Net Income (Loss) per Share

Basic and diluted net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive shares consist of convertible securities assuming conversion as of the beginning of the period ("as-if converted basis") and the incremental shares of common stock issuable upon the exercise of other securities using the treasury stock method summarized below. The treasury stock method calculates the dilutive effect for only those securities for which the sum of proceeds, including unrecognized compensation and windfall tax benefits, if any, is less than the average stock price during the period presented. Potentially dilutive shares are excluded from the computation of net income (loss) per share if their effect is anti-dilutive. Net loss per share for the nine months ended September 30, 2010 was adjusted to take into effect a deemed dividend of $1,303,705 related to a beneficial conversion feature on Series A convertible preferred stock. Similarly, net loss per share for both the three and nine months ended September 30, 2009 was adjusted to take into effect a deemed dividend of $1,812,820 related to a beneficial conversion feature on Series A convertible preferred stock.

The following table presents the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss) applicable to common stockholders	$88,053	$(15,868,592)	$(28,114,167)	$(22,881,639)

Weighted average common shares outstanding, basic	111,439,020	95,616,762	108,393,975	92,947,071
Weighted average effect of dilutive securities:
Common stock equivalents of convertible preferred stock	28,511,826	--	--	--
Warrants to purchase common stock	9,400,819	--	--	--
Stock compensation plans	1,383,071	--	--	--
Total weighted average shares outstanding, diluted	150,734,736	95,616,762	108,393,975	92,947,071

Net income (loss) per share:
Basic	$0.00	$(0.17)	$(0.26)	$(0.25)
Diluted	$0.00	$(0.17)	$(0.26)	$(0.25)

Total anti-dilutive securities excluded from diluted net loss per share calculations:
Common stock equivalents of convertible preferred stock	--	26,223,963	28,511,826	26,223,963
Common stock equivalents of convertible promissory notes	2,500,000	2,600,000	2,500,000	2,600,000
Warrants to purchase common stock	878,000	11,990,440	27,751,512	11,990,440
Stock compensation plans	14,809,165	9,957,289	20,473,613	9,957,289
Common stock subject to purchase rights held by an investor	4,133,333	--	4,133,333	--
	22,320,498	50,771,692	83,370,284	50,771,692

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following items:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Subscriptions and related receivables	$303,428	$50,000
Prepaid insurance and employee related	53,421	47,517
Receivable from sale of tax losses	--	80,402
Other	73,551	130,799
	$430,400	$308,718

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following items:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Trade payables	$1,450,884	$1,410,567
Accrued bonuses and commissions payable	256,590	257,236
Accrued vacation payable	299,161	87,354
Accrued interest on convertible promissory notes	--	50,000
	$2,006,635	$1,805,157

5. Deferred Revenues

Deferred revenue is comprised of license fees and annual maintenance and support fees. License fees are recognized upon customer acceptance of the product. Annual maintenance and support fees are amortized ratably into revenue in the consolidated statements of operations over the life of the contract, which is generally a 12-month period beginning with customer acceptance of the product.

Deferred revenue activity for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended		Three months ended
	September 30, 2010		September 30, 2009

Beginning balance		$288,061		$326,507
Invoiced during the period		303,565		664,879
Deferred revenue recognized from prior period	$(238,061)		$(275,745)
Invoiced and recognized in current period	(119,817)		(183,268)
Total revenue recognized in current period		(357,878)		(459,013)
Ending balance		$233,748		$532,373

	Nine months ended		Nine months ended
	September 30, 2010		September 30, 2009

Beginning balance		$451,568		$487,121
Invoiced during the period		982,820		1,597,626
Deferred revenue recognized from prior period	$(451,568)		$(487,121)
Invoiced and recognized in current period	(749,072)		(1,065,253)
Total revenue recognized in current period		(1,200,640)		(1,552,374)
Ending balance		$233,748		$532,373

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6. Debt

As of September 30, 2010, the outstanding balance of the convertible promissory notes was $1,750,000.  This is comprised of notes with a face amount of $2,000,000 due in February 2011 less unamortized debt discount of $250,000. The promissory notes are convertible into shares of common stock at $0.80 per share.

Debt discount and other issuance costs associated with the convertible promissory notes are amortized to interest expense over the remaining life of the convertible promissory notes using the effective interest method or the straight-line method, whichever is applicable. Upon conversion of convertible promissory notes into common stock, unamortized costs relating to the notes converted are charged to interest expense.  Total charges to interest for debt discount and other issuance costs were $237,500 and $712,500 for the three and nine months ended September 30, 2010, respectively, and $208,852 and $1,868,046 for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010, other long-term debt includes a capital lease obligation of $111,902, of which $54,103 is due within the next 12 months.

The outstanding balance of $250,000 on the line of credit was due August 1, 2010. The Company is negotiating with the bank to extend the line of credit for three to 12 months. As of November 10, 2010, the bank has not demanded repayment.

7. Commitments and Contingencies

Pursuant to the terms of a stock purchase agreement discussed in note 8 below, the Company was required to file a registration statement with the SEC covering shares, including warrant shares and other shares issuable in the future, and to have such registration statement declared effective no later than July 1, 2010. The Company filed a registration statement on Form S-1 with the SEC on April 23, 2010, as amended by pre-effective amendment No. 1 filed with the SEC on June 2, 2010. The Company was unable to have such registration statement declared effective by July 1, 2010 and accrued a penalty in the amount of $444,018 as of June 30, 2010. The agreement was subsequently amended on July 15, 2010 to, among other things, waive the monetary penalty for not having the associated registration statement declared effective by July 1, 2010. The Company has agreed, however, to file and cause to become effective registration statements in the future to register all of the shares of common stock for resale on or before specified dates. As a result of the amendment, the liability for the penalty was extinguished as part of the consideration exchanged for entering into the amendment.

Pursuant to the amended agreement, the Company subsequently requested from the SEC on July 15, 2010 a withdrawal of the registration statement filed on April 23, 2010 as amended on June 2, 2010. The Company also filed with the SEC a new registration statement on Form S-1 on August 9, 2010, to register for resale all shares of common stock issued under the agreement through July 15, 2010 and a portion of the shares issuable in the future, including the shares issuable upon exercise of the Initial Warrant (as defined below) and the shares of common stock that may be issued in connection with the Quarterly Payments (as defined below). The registration statement was declared effective on August 31, 2010, prior to the required date of October 8, 2010 as set forth in the amended agreement.   Additionally, the Company is required to file new registration statements with the SEC registering the resale of the shares of common stock issued after the date of the initial registration statement in the Additional Second Tranche (as defined below) and/or Third Tranche (as defined below) and to cause such new registration statements to be declared effective within 70 days of the issuance of the shares of common stock in the Additional Second Tranche and/or Third Tranche.  Likewise, the Company is required to file with the SEC a new registration statement to register the shares of our common stock issuable upon exercise of the Subsequent Warrant (as defined below) and cause such new registration statement to be declared effective no later than 70 days following the issuance of the Subsequent Warrant.  If the Company fails to cause such registration statements to be declared effective by the applicable dates, the Company may incur liability for damages.  The Company is also obligated to use its best efforts to keep the registration statements continuously effective for a period of time. The transactions contemplated by the stock purchase agreement are described in note 8 below.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company also continues to be obligated to pay the investor a quarterly amount (“Quarterly Payments”) based on the number of outstanding and unexercised shares under the Initial Warrant. The Company has the option to pay the quarterly amount for the outstanding and unexercised Initial Warrant in cash or shares of common stock. The share based liability of $110,742 as of September 30, 2010 was settled by issuing 153,719 shares of the Company’s common stock as of October 1, 2010.

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

On September 9, 2009, Ken Ruotolo, a former employee and officer of the Company, filed a complaint for breach of contract, breach of the covenant of good faith and fair dealing and declaratory relief, in the Superior Court of the State of California, County of San Francisco. Mr. Ruotolo sought damages, attorneys’ fees and declaratory relief. On September 20, 2010 a settlement was reached between the Company and Mr. Ruotolo. Pursuant to the settlement, the Company shall make a one-time lump sum payment of $225,000 on or before December 20, 2010. In addition, Mr. Ruotolo shall have until September 14, 2014 to exercise options to purchase 540,000 shares of common stock, at exercise prices ranging from $0.52 to $1.18 per share. As of the date of the settlement, September 20, 2010, the Company had accrued compensation of $175,000. In conjunction with the settlement, the Company recorded an additional accrual of $50,000 for the one-time lump sum payment and recorded stock-based compensation for the settlement of $336,287 representing the estimated fair value to reinstate Mr. Ruotolo’s options to purchase common stock. Mr. Ruotolo’s father, Francis K. Ruotolo, is a Director of the Company.

On January 14, 2010, three lawsuits were filed against the Company by Robert T. Healey.  The first of these lawsuits, against the Company, demands inspection of the Company’s books and records.  The second lawsuit, against the Company, and its eight directors (including former director Thomas Holt), is alleged to be brought by Mr. Healey “both individually and derivatively,” therein alleging various wrongdoing by the Company and its directors.  The third lawsuit, against the Company and its eight directors (including former director Mr. Holt), was brought by Mr. Healey for a declaration directing the Company to nominate Mr. Healey and Rick Cerwonka (the Company’s Chief Operating Officer and the President of the Company’s subsidiary, Inventa Technologies, Inc.) for election to the Company’s Board of Directors.  The Company and the members of the Board of Directors (including former director Mr. Holt) entered into a settlement agreement and mutual general release with Mr. Healey regarding the three lawsuits filed by Mr. Healey. Dismissal, with prejudice, was granted by the court on June 17, 2010. Mr. Healey is a stockholder and holds a $1,000,000 convertible promissory note as of September 30, 2010. Certain members of Mr. Healey’s family are stockholders and hold a $1,000,000 convertible promissory note as of September 30, 2010.

On August 18, 2010, the Company received a demand letter from Mr. Holt to reinstate his previously cancelled options and warrants to purchase shares of the Company’s common stock, extend the exercise period for each by 90 days and pay him the difference in lost profits for a prior request to exercise one of his warrants. Mr. Holt subsequently filed a complaint for breach of contract, breach of the covenant of good faith and declaratory relief, in the Superior Court of the State of California, County of San Francisco on September 17, 2010. Mr. Holt’s options and warrants were received for his service on the Board of Directors. Mr. Holt had options and warrants to purchase a total of 311,250 shares of common stock for $0.94 per share. The Company believes the complaint is without merit and intends to vigorously defend itself.

8. Stockholders’ Equity and Derivative Liabilities

The Company had the following outstanding options, warrants, convertible securities and other rights to purchase common stock as of September 30, 2010:

	Outstanding	Exercisable

Warrants to purchase shares of common stock, with exercise prices ranging from $0.01 to $2.31 per share	27,751,512	27,751,512
Common stock equivalents of 9,979,139 shares of convertible preferred stock with a conversion price of $0.35 per share	28,511,826	28,511,826
Options to purchase shares of common stock, with exercise prices ranging from $0.36 to $3.20 per share	15,876,708	8,589,939
Restricted stock units vesting on March 31, 2011 (no current voting rights)	1,096,905	--
Common stock subject to purchase rights held by an investor, with exercise prices ranging from $1.25 to $1.50 per share	4,133,333	4,133,333
Common stock equivalents of $2,000,000 face amount convertible promissory notes with a conversion price of $0.80 per share	2,500,000	2,500,000
Total	79,870,284	71,486,610

The Company recorded the following stock-based compensation for employees and non-employees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Employees and non-employee members of the Board of Directors:
Stock options	$525,680	$168,811	$1,037,161	$694,669
Stock awards	238,139	172,638	1,780,437	235,243
Restricted stock units	167,512	--	333,202	--
	931,331	341,449	3,150,800	929,912
Non-employee consultants:
Stock options	420,181	14,782	743,675	32,620
Stock awards	15,000	43,957	141,876	58,609
Restricted stock units	3,692	--	37,527	--
Vesting of non-plan stock awards and warrants	13,333	53,001	419,734	88,327
	452,206	111,740	1,342,812	179,556
	1,383,537	453,189	4,493,612	1,109,468
Less capitalized in software development	(104,352)	--	(177,322)	--
	$1,279,185	$453,189	$4,316,290	$1,109,468

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Following is a summary of equity transactions for the nine months ending September 30, 2010 and 2009.

Nine months ended September 30, 2010:

Private Offerings to Accredited Investors

During the nine months ended September 30, 2010, the Company received net cash proceeds of $5,066,129 from the sale of equity securities to accredited investors.  The proceeds included $1,386,129 from accredited investors from the sale of 3,465,321 shares of common stock at a price of $0.40 per share and warrants to purchase 3,465,321 shares of common stock exercisable at $0.50 per share that are exercisable for a period of one year and $3,680,000 from the stock purchase agreement described below.

On March 12, 2010, the Company entered into a stock purchase agreement (the “Agreement”) with Fletcher International, Ltd., (“Fletcher”) a company organized under the laws of Bermuda, under which Fletcher had a right and, subject to certain conditions, the obligation to purchase up to $10,000,000 of the Company’s common stock in multiple closings as described below.  Fletcher also received an initial warrant to purchase up to $10,000,000 of the Company’s common stock (the “Initial Warrant”). Under the Agreement, the Company issued and sold to Fletcher 1,500,000 shares of common stock on March 22, 2010 at a price of $1.00 per share for net cash proceeds of $1,380,000 and caused Fletcher to purchase 605,767 shares of the Company’s common stock at a price of $0.83 per share for net cash proceeds of $460,000 on May 11, 2010, representing the first subsequent tranche under the Agreement. The Agreement was subsequently amended on July 15, 2010 as described below and the Company issued and sold to Fletcher an additional 1,600,000 shares of common stock at a price of $1.25 per share for net cash proceeds of $1,840,000.  All proceeds received from the sale of shares of common stock to Fletcher are net of an 8% fee paid to a placement agent.

The original Agreement required that all such shares issued or issuable pursuant to the Agreement  and the related warrants be registered for resale under the Securities Act of 1933, as amended, on or before July 1, 2010 and included substantial monetary penalties if the shares were not registered on or before that date. The amendment removed the monetary penalty for failure to register and required that the initial registration statement include only a portion of the shares of common stock issued or to be issued to Fletcher as required under the original Agreement. Pursuant to the terms of the amendment, however, the Company agreed to file and cause to become effective registration statements in the future to register all of the shares of common stock for resale on or before certain specified dates. Pursuant to the amended Agreement, the Company filed with the SEC a registration statement to register for resale the shares of common stock previously issued under the Agreement and a portion of the shares issuable in the future, including the shares issuable upon exercise of the Initial Warrant and the shares of common stock that may be issued in connection with the Quarterly Payments.   The Company was obligated to cause the initial registration statement to become effective on or before October 8, 2010 and had the registration statement declared effective on August 31, 2010.   Additionally, the Company is required to file new registration statements with the SEC registering the resale of the shares of common stock not included in the initial registration statement and to cause such new registration statements to be declared effective within 70 days of the issuance such shares.  Likewise, the Company is required to file with the SEC a new registration statement to register the shares of common stock issuable upon exercise of the Subsequent Warrant and cause such new registration statement to be declared effective no later than 70 days following the issuance of the Subsequent Warrant.  If the Company fails to cause such registration statements to be declared effective by the applicable dates, the Company may incur liability for damages.  The Company is also obligated to use its best efforts to keep the registration statements continuously effective for a period of time.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fletcher Common Stock

Fletcher's initial investment was for 1,500,000 shares of the Company’s common stock at $1.00 per share. At subsequent closings, Fletcher had the right under the original Agreement to purchase (a) up to an aggregate of $500,000 of the Company’s common stock at a price per share equal to the Prevailing Market Price (as defined therein) (the “First Tranche”), (b) up to an aggregate of $3,000,000 of the Company’s common stock at a price per share equal to the greater of (i) $1.25 per share, and (ii) the Prevailing Market Price (the “Second Tranche”), and (c) up to an aggregate of $5,000,000 of the Company’s common stock at a price per share equal to the greater of (i) $1.50 per share, and (ii) the Prevailing Market Price (the “Third Tranche”).  The Company could have required such purchases if certain conditions were satisfied. The Company issued the initial 1,500,000 shares of common stock on March 22, 2010 and caused Fletcher to purchase 605,767 shares of the Company’s common stock on May 11, 2010 under the terms of the original Agreement. Subsequently, the Company issued an additional 1,600,000 shares of common stock in conjunction with amending the Agreement on July 15, 2010 (the “Initial Second Tranche”).

The amendment to the Agreement on July 15, 2010 eliminated the provision that the Company could require Fletcher to purchase shares of common stock in the future. The amendment also fixed the prices at which Fletcher had the right to purchase additional shares of common stock in the future and established such right to be exercisable until July 15, 2016. In addition to the issuance of 1,600,000 shares of common stock to Fletcher in the Initial Second Tranche, Fletcher has the right to purchase an additional 800,000 shares of common stock at $1.25 per share (the “Additional Second Tranche”) and 3,333,333 shares of common stock at a price of $1.50 per share under the Third Tranche prior to July 15, 2016.

The Agreement provides Fletcher with certain down-round protections. Specifically, for the period of one year after each closing date, if the Company publicly announces or sells or issues shares or securities with an exercise or conversion price that is less than the purchase price per share paid by Fletcher, the Company is required to issue additional shares of common stock such that Fletcher receives the same price per share as the new issuance. Additionally, if a restatement of the consolidated financial statements occurs within one year from such an additional issuance of shares of common stock, the Company may be required to issue additional shares based on the market price of the common stock following a restatement. The Agreement also provides for adjustment to the purchase price per share for subsequent closings if a change in control was to occur. These events that could cause the Company to issue additional shares are a down-round provision that is accounted for as a derivative liability, further discussed below.

The aggregate fair value of the derivative liabilities exceeded the net cash proceeds of $1,380,000 received and par value of common stock issued to Fletcher in the initial investment on March 22, 2010 by $16,249,080. As a result, none of the proceeds, except for the common stock aggregate par value of $150, was allocated to the initial 1,500,000 shares of common stock issued on March 22, 2010. Instead, the Company recorded $16,249,080 expense in connection with issuance of derivative liabilities as of March 22, 2010, further discussed below and in note 9. The July 15, 2010 amendment to the Agreement was accounted for as an exchange of consideration between the Company and Fletcher with $5,490,607 recorded in equity. There was no gain or loss recognized in this exchange of consideration. The aggregate fair value of the consideration received by the Company from Fletcher exceeded the aggregate fair value of the consideration given to Fletcher by the Company in connection with the amendment to the Agreement. In addition to the exchange of derivative liabilities representing consideration received by the Company of $3,206,749, additional consideration received by the Company from Fletcher also included, but was not limited to, net cash proceeds of $1,840,000 and the waiver of the registration statement penalty of $444,018 for the Company’s failure to register shares of common stock under the initial Agreement by July 1, 2010. Consideration given to Fletcher by the Company included, but was not limited to, the 1,600,000 shares of common stock having aggregate par value of $160 issued and sold to Fletcher and the Company’s agreement to fix the purchase price of subsequent shares to be sold and issued to Fletcher under the Agreement. All of the non-cash derivative-related expense, gains and losses are included in “Net derivative liabilities gains (losses)” within other income (expense), net in the consolidated statement of operations for the three and nine months ended September 30, 2010.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fletcher Warrants

The Company issued a warrant on March 12, 2010 to purchase up to $10,000,000 of the Company's common stock in conjunction with the Agreement (the “Initial Warrant”). The Initial Warrant issued to Fletcher currently covers 11,074,197 shares of the Company’s common stock, is exercisable at a price per share of $0.903 subject to certain adjustments, is exercisable for nine years subject to certain extensions, and is exercisable for cash or, at the election of Fletcher, on a net share settled basis. The term of the warrant was extended approximately two months to May 18, 2019 based on the initial registration statement being declared effective on August 31, 2010.  The term of the Initial Warrant will be further extended if the Company is required to restate its consolidated financial statements, subject to certain adjustments. The exercise price of the Initial Warrant is subject to adjustment upon a change of control event. Additionally, the Company could be required to pay Fletcher cash for an amount equal to the fair value of the warrant immediately prior to a change in control event.

If certain conditions are satisfied, a subsequent warrant covering $10,000,000 of the Company’s common stock will be issued to Fletcher with an exercise price per share of $3.00, subject to certain adjustments, a term of two years subject to certain extensions, and the same net share settlement provisions as the Initial Warrant (the “Subsequent Warrant”). Specifically, after March 12, 2014, if the daily market price of the Company’s common stock exceeds $3.50 per share (from a defined average daily market price of $3.00 per share) for a period of two consecutive quarters, the Company will issue the Subsequent Warrant with a two-year life covering $10,000,000 of the Company’s common stock and subject to any adjustments in price or term that were made to the Initial Warrant. Upon the Company giving Fletcher notice of the issuance of the Subsequent Warrant, Fletcher will have ten days to exercise any remaining portion of the Initial Warrant. Any portion of the Initial Warrant still unexercised after ten days will be cancelled.

If the Company sells or issues shares or securities with an exercise or conversion price that is less than the Initial Warrant exercise price, which is currently $0.903, the Initial Warrant exercise price shall automatically be reduced and the number of shares subject to be issued under the warrant shall be increased to reflect the lower price. Furthermore, if the Company is required to restate its consolidated financial statements, the Initial Warrant exercise price shall be reduced to the market value of the Company’s common stock during a window of time following a restatement, as set forth in the Agreement and the number of shares subject to be issued under the Initial Warrant shall be similarly increased. Likewise, if there is an adjustment to the exercise price of the Initial Warrant prior to the issuance of the Subsequent Warrant, the exercise price of the Subsequent Warrant will be reduced so that it equals the product of (1) the warrant price of the Initial Warrant as of the date of issuance of the Subsequent Warrant multiplied by (2) the quotient equal to $3.00 divided by $0.903.  Thereafter, the Subsequent Warrant will have the same down-round protection afforded the Initial Warrant. These events that could cause the Initial Warrant exercise price to be reduced or cause the Company to issue additional shares upon the exercise of the warrants are down-round provisions. The down-round provisions result in recording both the Initial Warrant and Subsequent Warrant as derivative liabilities, further discussed below.

Fletcher Quarterly Payments

For so long as any portion of the Initial Warrant remains outstanding, the Company is required to pay Fletcher Quarterly Payments based on the number of outstanding and unexercised shares under the Initial Warrant equal to $0.01 per share into which the warrant is exercisable. The Company may elect to pay the Quarterly Payment in shares of the Company’s common stock or cash.  The Company has issued 229,491 shares of common stock having a total value of $221,484 to satisfy the March 31, 2010 and June 30, 2010 Quarterly Payments due to Fletcher. In addition, the Company recorded a share-based liability of $110,742 as of September 30, 2010 and subsequently issued 153,719 shares of common stock to satisfy the September 30, 2010 Quarterly Payment due to Fletcher.

 Derivative Liabilities

The warrants issued to Fletcher, having down-round provisions, the down-round provision associated with shares of common stock issued to Fletcher and the Quarterly Payments based on the number of outstanding and unexercised shares under the Initial Warrant are derivative liabilities recorded at fair value. The down-round provisions and Quarterly Payments result in the number of shares to be issued determined on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The derivative liabilities were recorded in the consolidated balance sheet upon their issuance as of March 22, 2010 at fair value. The fair value of the derivative liabilities exceeded the initial net cash proceeds of $1,380,000 and par value of common stock by $16,249,080. This difference has been recorded in the consolidated statement of operations as a non-cash charge in “Net derivative liabilities gains (losses)” within other income (expense), net. The derivative liabilities continue to be recorded in the consolidated balance sheet at fair value with changes in fair value also recorded in “Net derivative liabilities gains (losses)” in the consolidated statement of operations.  However, the net decrease of $3,206,749 in the fair value of the derivative liabilities attributed to the amendment to the Agreement on July 15, 2010 is accounted for as an exchange transaction recorded in equity along with the other consideration received by the Company from Fletcher. The change in fair value of the derivative liabilities attributed to the amendment to the Agreement was determined by measuring the fair value of the derivative liabilities immediately before and after the amendment.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The components of the derivative liabilities, measured at fair value, are summarized as follows:

	September 30,	July 15,	July 15,	June 30,	March 12,
	2010	20101	20102	2010	2010

Initial Warrant	$5,619,318	$10,175,117	$10,141,514	$11,121,128	$9,049,382
Subsequent Warrant	864,112	1,786,338	5,138,678	5,622,352	4,274,076
Warrant down-round provisions	4,134,235	2,376,518	2,275,233	1,989,212	2,877,631
Quarterly Payments	1,832,381	834,724	858,247	848,937	1,219,832
Common stock down-round provisions	564,270	200,252	166,026	159,675	208,009
	$13,014,316	$15,372,949	$18,579,698	$19,741,304	$17,628,930
 ____________________________
1 Fair value immediately following the amendment to the Agreement.
2 Fair value immediately preceding the amendment to the Agreement

The fair values of the Initial Warrant and Subsequent Warrant also include the effect of change in control provisions. In addition, the net decrease in the fair value of the derivative liabilities as a result of the amendment to the Agreement on July 15, 2010 included $2,150,559 related solely to modification of the terms of the derivative liabilities by the amendment and $1,056,190 for a change in assumptions to determine fair value as a result of the amendment.

The components of net derivative liabilities gains (losses) are summarized as follows:

	Periods Ended September 30, 2010
	Three Months	Nine Months
(Expense) in connection with issuance of derivative liabilities	$--	$(16,249,080)
Net decrease in fair value of derivative liabilities (an unrealized gain)	3,520,239	1,407,865
	$3,520,239	$(14,841,215)

Series A Convertible Preferred Stock

The Company designated 12,000,000 of the 50,000,000 authorized shares of preferred stock as Series A convertible preferred stock. The terms of the preferred stock allow the holder to convert each share of preferred stock into approximately 2.86 shares of common stock at any time. The preferred stock also contains anti-dilution provisions in the case that the Company issues common stock or any common stock equivalent at less than $0.35 per share, other than to employees, directors or consultants. The liquidation preference of the preferred stock is $1.00 per share. The holders of shares of preferred stock are entitled to receive non-cumulative dividends in preference to any declaration or payment of any dividend at the rate of $0.05 per share per annum when, as and if declared by the Board of Directors. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. No dividends have been declared as of September 30, 2010.

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

As of September 30, 2010, the 9,979,139 outstanding shares of preferred stock were convertible into 28,511,826 shares of common stock and the liquidation preference totaled $9,979,139.

Other Equity Transactions

During the nine months ended September 30, 2010, the Company had the following other equity transactions:

•
The Company granted to employees options to purchase 6,590,000 shares of common stock at prices ranging from $0.61 to $1.79 per share with fair values ranging from $0.42 to $1.22 per share on the date of grant and 193,750 stock options were forfeited or expired. Of the total stock options granted, 3,500,000 were granted to the chief executive officer and 2,540,000 stock options were granted to other executive officers and directors of the Company. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility ranging from 113.0% to 126.0%, risk-free interest rates ranging from 0.8% to 1.6%, and an expected life of approximately three years. The Company recognized $525,680 and $1,037,161 in associated compensation expense for the three and nine months ended September 30, 2010, respectively.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

•
The Company granted to non-employee consultants and other service providers options to purchase 1,254,000 shares of common stock at prices ranging from $0.52 to $1.18 per share with fair values ranging from $0.37 to $0.65 per share on the date of grant. The grants include options to Mr. Ken Ruotolo as part of a settlement agreement discussed in note 7. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility 114.2% to 126.2%, risk-free interest rates ranging from 0.6% to 2.5%, and an expected life of approximately three years. The Company recognized $420,181 and $743,675 in associated compensation expense for the three and nine months ended September 30, 2010, respectively.

•
The Board of Directors of the Company approved grants of 4,769,184 shares of common stock to employees for compensation under employee stock plans. The total shares include 3,500,000 shares issued to the Company’s chief executive officer on June 28, 2010 that vest 1/3 annually over three years. The remaining shares were part of a Company-wide reduction in cash compensation and an effort to increase employee ownership in the Company. The remaining shares vested on March 31, 2010 and are net of 19,319 shares forfeited.  The fair value of the shares ranged from $0.61 to $1.10 based upon the closing price of the stock on the date of grant. The Company recognized $238,139 and $1,651,438 in associated compensation expense for the three and nine months ended September 30, 2010, respectively.

•
The Company issued 150,000 shares of common stock to members of the Board of Directors under an employee stock plan and recorded compensation expense of $129,000 for the nine months ended September 30, 2010.

•
The Board of Directors of the Company approved grants of 960,196 shares of restricted stock units to employees and 136,709 shares of restricted stock units to non-employee consultants for compensation under an employee stock plan. The fair value of the shares granted to employees was $0.85 per share, based upon the closing price of the stock on the date of grant. The fair value of the shares granted to non-employee consultants is measured on the Company’s stock price at each reporting period and was $0.61 per share as of September 30, 2010. The restricted stock units will vest as of April 1, 2011 and expense is being recognized ratably over the one year vesting period. The Company recognized associated compensation expense in the consolidated statement of operations of $167,512 for employees and $3,692 for non-employee consultants for the three ended September 30, 2010 and $333,202 for employees and $37,527 for non-employee consultants for the nine months ended September 30, 2010. The grants were also were part of a Company-wide reduction in cash compensation and an effort to increase employee ownership in the Company.

•
The Company issued 317,725 shares of common stock to investor relations consultants. Of the total, 250,000 shares were due to the meeting of performance milestones of 400,000 shares granted in 2009 and the remaining 67,725 shares as part of an agreement to issue $15,000 of common stock on a quarterly basis. The Company recognized aggregate expense for professional fees of $28,333 and $561,610 for the three and nine months ended September 30, 2010, respectively, for these shares and the meeting of performance milestones of a warrant to purchase 300,000 shares of common stock issued to one of the consultants in 2009.

•
The Company issued a total of 299,000 shares of common stock through the exercise of employee stock options with exercise prices ranging from $0.52 to $1.45 per share, resulting in gross proceeds of $294,850.

•
The Company issued a total of 2,967,670 shares of common stock through the exercise of warrants to purchase shares of common stock with exercise prices ranging from $0.40 to $0.50 per share, resulting in gross proceeds of $1,194,567.

•
The Company issued warrants to purchase 296,641 shares of common stock with exercise prices ranging from $0.90 to $1.25 per share for a period of three years.  The warrants were issued to a placement agent in conjunction with issuing shares through the Agreement with Fletcher.

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

Nine months ended September 30, 2009

Issuance of Series A Convertible Preferred Stock

On July 1, 2009, the Company issued 8,928,387 shares of preferred stock with a liquidation preference of $1.00 per share to certain promissory note holders in conjunction with the conversion of their notes. The total aggregate principal amount owed under the notes totaling $8,503,226, plus accrued and unpaid interest through the date of the conversion totaling $425,161, was converted into 8,928,387 shares of preferred stock. Due to the fact that the preferred stock issued on July 1, 2009 was convertible to common stock at an effective price of $0.35 per share when the fair market value of the common stock was $0.42 per share, the Company recorded the intrinsic value of this beneficial conversion feature as a preferred stock dividend totaling $1,785,677.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

On September 18, 2009, the Company entered into an agreement with Constantin Zdarsky, an existing common and preferred stockholder, and common stock warrant holder, in which his 3,002,150 common stock warrants, which were exercisable at $0.80 per share, were cancelled and the Company granted a new warrant to purchase up to 1,050,752 shares of fully-vested preferred stock of the Company at a per share exercise price of $1.00 and exercisable through April 30, 2010 (the “Preferred Stock Warrants”). The Company also granted a new fully-vested common stock warrant to purchase up to 7,502,151 shares of common stock of the Company at a per share price of $0.40 and exercisable through January 1, 2014.  Pursuant to the agreement, Mr. Zdarsky committed to serially exercise his purchase right under the Preferred Stock Warrants with respect to all 1,050,752 shares of preferred stock as follows: 250,000 warrants by September 22, 2009, 250,000 warrants by December 31, 2009, 250,000 warrants by February 28, 2010 and 300,752 warrants by April 30, 2010. On September 22, 2009, 250,000 Preferred Stock Warrants were exercised as stipulated in the agreement. Due to the fact that the 250,000 shares of preferred stock issued was convertible to common stock at an effective price of $0.35 per share when the fair market value of the common stock was $0.39 per share, the Company recorded the intrinsic value of this beneficial conversion feature as a preferred stock dividend totaling $27,143. The fair value of the Preferred Stock Warrants was estimated to be $732,927 using the Black-Scholes / Noreen-Wolfson Option Pricing Methodology with the following assumptions: dividend yield of 0%, risk-free interest rate of 1%, an expected life of one-half year and expected stock price volatility of 100%. The fair value of the 3,002,150 cancelled common stock warrants was estimated to be $451,470 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 109%, expected life of two years and risk-free interest rate of 1.6%. The fair value of the new 7,502,151 common stock warrants was estimated to be $2,192,919 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 109%, expected life of 4 years and risk-free interest rate of 2.4%. The Company recorded an increase to the par value of the preferred stock and additional paid-in capital in the amount of $250,000 for this transaction in the three and nine months ended September 30, 2009 relating to the proceeds received from issuance of preferred stock.

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

Private Offerings to Accredited Investors

The Company received $339,000 from accredited investors for the sale of 847,500 shares of common stock, at a price of $0.40 per share. The Company also received $550,750 in cash and recorded $305,000 of subscriptions receivable from accredited investors for the sale of 2,444,998 shares of common stock, at a price of $0.35 per share and warrants to purchase 2,444,998 shares of common stock exercisable until September 30, 2010 at $0.40 per share. The fair value of the warrants to purchase 2,444,998 shares of common stock was estimated to be $726,927 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 1.09, expected life of 1 year and risk-free interest rate of 0.4%.

During the nine months ended September 30, 2009, the Company issued to two existing shareholders 1% convertible promissory notes convertible at $0.40 per share and warrants to purchase 287,500 shares of common stock with an exercise price of $0.47 per share for total gross proceeds of $115,000, when the closing stock price was $0.47 per share. The fair value of the warrants issued in conjunction with these notes created debt discount totaling $78,693. The fair value of the warrants was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 98.2%, risk-free interest rate of 1.4%, and an expected life of three years. In conjunction with the issuance of these 1% convertible promissory notes, the Company also recorded the fair value of the related beneficial conversion feature of $20,125 to additional paid-in capital. Immediately after issuance, the two 1% convertible promissory notes were converted into 287,500 shares of common stock at $0.40 per share.

Other equity transactions

During the nine months ended September 30, 2009, the Company had the following other equity transactions:

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

•
The Company granted employees options to purchase 135,000 shares of common stock at prices ranging from $0.35 to $0.41 per share with fair values ranging from $0.23 to $0.26 per share on the date of grant. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility ranging from 98.6% to 105.3%, risk-free interest rates ranging from 1.1% to 1.6%, and an expected life of three years.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

•
The Company issued 200,000 shares of common stock to an investor relations consultant per the terms of the agreement with the Company and that were valued at $0.46 per share, of which 50,000 shares vest every three months. In connection with this same agreement, the Company issued a warrant to purchase 300,000 shares of common stock, of which 75,000 vest every three months, with an exercise price of $0.01 per share and expiring on May 1, 2012. The fair value of the warrant was estimated to be $0.40 per share using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 101.5%, risk-free interest rate of 1.64%, and an expected life of three years.

•
The Company entered into an agreement with an investor relations firm whereby the Company agreed to issue 39,216 shares of common stock for the first four months of services under the agreement. If the Company continues to retain their services, the Company is required to issue common stock valued at $5,000 per month thereafter. The Company recorded $5,000 to additional paid-in capital related to a portion of the total fair value of the 39,216 shares of common stock to be issued through September 30, 2009.

•
The Company reduced the conversion price of a $125,000, 10% convertible promissory note from $1.20 to $0.60 and reduced the conversion price of three 10% convertible promissory notes totaling $625,000 from $0.80 to $0.40 to induce conversion of the notes into shares of common stock. The other terms of the notes remained unchanged. Immediately after the reduction in the conversion price, the 10% convertible promissory note totaling $125,000 was converted into 208,333 shares of common stock at $0.60 per share and the three 10% convertible promissory notes totaling $625,000 were converted into 1,562,500 shares of common stock at $0.40 per share. The Company recorded the fair value of the additional 885,417 shares of common stock issued due to the reduced conversion price and recorded a loss on the conversion of the convertible promissory notes totaling $495,833, which is equal to the fair value of the additional shares of common stock transferred resulting from the inducement. This amount was based on the closing price of the stock on the date of conversion of $0.56 per share. In conjunction with the conversion, the Company issued 23,850 shares of common stock, with a fair value of $0.56 per share, to the placement agent as a commission per the original agreement.

•	The Company recorded $32,802 to additional paid-in capital related to the common stock that was issuable as interest on the $200,000 convertible promissory note.

9. Fair Value Measurements

Effective January 1, 2008, the Company adopted the new accounting guidance relating to fair value measurements as required by the Fair Value Measurement Topic of the ASC for financial instruments measured at fair value on a recurring basis and effective January 1, 2009 on a non-recurring basis. The new accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the ASC establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Also effective January 1, 2009, the Company adopted the new accounting guidance for determining whether a financial instrument is indexed to its own stock as required by the Derivatives and Hedging Topic of the ASC. The adoption of the new accounting guidance can affect the accounting for warrants with down-round provisions that protect holders from a decline in the stock price. For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether any warrants or other agreements to acquire shares of the Company's common stock contain down-round provisions based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Accordingly and as discussed in note 8, the Company determined that both the down-round provisions associated with common stock issued or to be issued to Fletcher and the Fletcher warrants contained such provisions. As a result, the Company concluded that the down-round provisions associated with common stock issued or to be issued to Fletcher and the Fletcher warrants were not indexed to the Company’s common stock and are therefore recorded as derivative liabilities.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company measured the fair values of the Initial Warrant using a binomial model, the Subsequent Warrant using a binomial model adjusted for the probability of issuance using a Monte Carlo simulation, and the down-round provisions and other features of the warrants using a Monte Carlo simulation. The derivative liabilities were initially recorded in the consolidated balance sheet upon issuance as of March 22, 2010 at a fair value of $17,628,930. The aggregate fair value of the derivative liabilities exceeded the net cash proceeds of $1,380,000 received and par value of common stock issued to Fletcher in the initial investment on March 22, 2010 by $16,249,080. This difference between initial fair value and net proceeds was recorded in the consolidated statement of operations as a non-cash charge in “Net derivative liabilities gains (losses)” within other income (expense), net for the nine months ended September 30, 2010. The derivative liabilities continue to be recorded in the consolidated balance sheet at fair value with changes in fair value also recorded in “Net derivative liabilities gains (losses)” in the consolidated statement of operations.  However, the net decrease of $3,206,749 in the fair value of the derivative liabilities attributed to the amendment to the Agreement on July 15, 2010 is accounted for as an exchange transaction recorded in equity along with the other consideration received by the Company from Fletcher. The change in fair value of the derivative liabilities attributed to the amendment to the Agreement was determined by measuring the fair value of the derivative liabilities immediately before and after the amendment. As of September 30, 2010, the fair value of the derivative liabilities was $13,014,316 with a net decrease in fair value of the derivative liabilities of $3,520,239 for the three months ended September 30, 2010 and $1,407,865 from issuance to September 30, 2010. Key assumptions for determining fair values included volatilities ranging from 97.1% to 108.4%, mean daily stock price returns of 11.8%, and risk-free interest rates of from 2.5% to 3.8% for each valuation period, beginning with the initial valuation as of March 12, 2010, through the most recent valuation as of September 30, 2010, including immediately before and after the July 15, 2010 amendment to the Agreement.

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). There were no assets as of or during the three or nine months ended September 30, 2010 and no assets or liabilities as of or during the three or nine months ended September 30, 2009 measured using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Derivative Liabilities

Balance, January 1, 2010	$--
Fair value upon issuance:
Expensed at issuance	16,249,080
Allocated to net proceeds	1,379,850
17,628,930
Net increase in fair value of derivative liabilities from issuance to June 30, 2010 (an unrealized loss)	2,112,374
Balance, June 30, 2010	19,741,304
Decrease in fair value from exchange attributed to the amendment to the Agreement on July 15, 2010, recorded in equity	(3,206,749)
Net decrease in fair value of derivative liabilities (an unrealized gain)	(3,520,239)
Balance, September 30, 2010	$13,014,316

10. Concentrations

Significant customer concentrations are summarized as follows:

Gross revenues:	Three months ended September 30, 2010		Three months ended September 30, 2009
Customer A	$1,168,322	69%	$997,941	72%
Customer B	276,494	16	331,672	24
Customer C1	193,195	11	--	--
Other customers	63,084	4	62,109	4
	1,701,095	100	1,391,722	100
Less trade discounts	(15,987)	1	(13,349)	1
Net revenues	$1,685,108	99%	$1,378,373	99%

	Nine months ended		Nine months ended
	September 30, 2010		September 30, 2009
Gross revenues:
Customer A	$3,285,841	69%	$2,698,717	65%
Customer B	998,388	21	1,077,897	26
Other customers	458,023	10	393,928	9
	4,742,252	100	4,170,542	100
Less trade discounts	(46,746)	1	(34,225)	1
Net revenues	$4,695,506	99%	$4,136,317	99%
 ____________________________
1 Revenue for Customer C was less than 10% for the nine months ended September 30, 2010 and therefore is included in “other customers” for this disclosure.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At September 30, 2010, two customers comprised 87% of the trade accounts receivable balance of $522,641 (Customer A was 77% and Customer C was 10%).  At December 31, 2009, three customers accounted for 92% of the trade accounts receivable balance of $560,439 (Customer A was 69%, Customer B was 12% and Customer C was 11%).

11. Income Taxes

The Company has not recorded a provision for income taxes based on management’s current expectations that the Company will not have taxable income for the year ending December 31, 2010.  The Company recognized net income for the three months ended September 30, 2010 because of a net gain on derivative liabilities during the period. The Company has generated a substantial net loss for the nine months ended September 30, 2010 and also expects to generate a net loss for the full year ended September 30, 2010. The accounting for income taxes is in accordance with the interim reporting requirements of the Income Taxes Topic of the ASC.

The Company also continues to maintain a full valuation allowance against its unrealized deferred tax assets, consisting primarily of net operating loss carryforwards. The Company’s federal and state income tax returns for years 2007 through 2009 remain open for examination.

12. Related Party Transactions

During the nine months ended September 30, 2010, three members of the Board of Directors, an officer of the Company and a family member of an officer of the Company participated in a private placement purchasing 203,750 shares of common stock at $0.40 per share and a warrant to purchase 203,750 shares of common stock, exercisable at $0.50 per share for a period of one year, for total proceeds of $81,500.

As discussed in note 7, the Company and the current members of the Board of Directors entered into a settlement agreement and mutual general release with Mr. Healey regarding the three lawsuits filed by Mr. Healey. Mr. Healey and his family are stockholders and hold an aggregate of $2,000,000 convertible promissory notes as of September 30, 2010.

Also as discussed on note 7, a settlement was reached between the Company and Mr. Ruotolo. Pursuant to the settlement, the Company shall make a one-time lump sum payment of $225,000 on or before December 20, 2010. In addition, Mr. Ruotolo shall have until September 14, 2014 to exercise options to purchase 540,000 shares of common stock, at exercise prices ranging from $0.52 to $1.18 per share. As of the date of the settlement, the Company had accrued compensation of $175,000. In conjunction with the settlement, the Company recorded an additional accrual of $50,000 for the one-time lump sum payment and recorded stock-based compensation for the settlement of $336,287 representing the estimated fair value to reinstate Mr. Ruotolo’s options to purchase common stock. Mr. Ruotolo’s father, Francis K. Ruotolo, is a Director of the Company.

On June 28, 2010, the Board of Directors approved an amended employment agreement for the chief executive officer of the Company including a salary increase from $250,000 to $500,000, of which 20% will be paid in 129,870 shares of stock on April 1, 2011, a restricted stock award of 3,500,000 shares, and options to purchase 3,500,000 shares of common stock valued for $1.10 per share.  The restricted stock award vests 1/3 on each anniversary from the date of grant and the options vest 1/3 on the first anniversary from the date of grant and 1/24 each month after the first anniversary.

13. Subsequent Events

On October 1, 2010, the Company issued 153,719 shares of common stock at a price of $0.65 per share to satisfy the September 30, 2010 Quarterly Payment of $110,742 due to Fletcher.

During the October 2010, warrants to purchase 3,270,140 shares of common stock were exercised, resulting in proceeds to the Company of $1,303,056.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the accompanying consolidated financial statements and notes thereto in Part 1 Item 1, Financial Statements for this Quarterly Report on Form 10-Q and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010, as amended on Form 10-K/A filed with the SEC on April 21, 2010.

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

The Company announced on May 20, 2010 that it co-developed and launched with IBM a new product based on the ACS to migrate Sybase database environments to DB2 quickly and cost-effectively and also became one of IBM’s preferred service providers.  The Company recognized services revenue of $0.19 million from the sale of an initial license of the new ACS during the three months ended September 30, 2010 and expects to generate additional revenue from licenses and implementation services during the next several quarterly periods.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

For the three and nine months ended September 30, 2010, the Company’s revenues continue to be comprised primarily of professional services for database and network maintenance and support services. Revenues were $1.69 million for the three months ended September 30, 2010, an increase of $0.31 million, or 22%, compared to the three months ended September 30, 2009.  The increase in revenues is primarily from providing additional services to our core group of customers as well as the initial license of the new ACS.  Contract terms and pricing with our customers has remained consistent. Cost of revenues were $1.40 million for the three months ended September 30, 2010, an increase of 9% over the similar period in 2009, primarily for changes in stock-based compensation and amortization of capitalized software beginning July 1, 2010. These factors led to gross profit for the three months ended September 30, 2010 of $0.28 million, an increase of approximately $0.19 million compared to the three months ended September 30, 2009.

The Company also continued to incur extensive development costs on the ACS.  Research and development expenses were $0.34 million for the three months ended September 30, 2010, a decrease of approximately $0.35 million compared to the three months ended September 30, 2009.  The expense for the three months ended September 30, 2010 excludes $0.72 million capitalized as software development.  At September 30, 2010, we had 37 employees and contractors in research and development compared to 20 at September 30, 2009. General and administrative expenses were $2.56 million for the three months ended September 30, 2010. This represents an increase of $1.53 million from the comparable period in 2009.  The primary reason for the increase in general administrative expenses is ongoing litigation-related legal fees and compensation, including bonuses and non-cash stock-based compensation. Sales and marketing expenses were $0.46 million for the three months ended September 30, 2010, an increase of $0.08 million from the three months ended September 30, 2009.  The increase is related to hiring a dedicated salesperson in June 2010 for our ACS.

Other non-operating income (expense) for the three and nine months ended September 30, 2010 and 2009 includes significant components for derivative liabilities, interest expense and loss on extinguishment of convertible promissory notes.

Private Offering to Accredited Investor

On March 12, 2010, the Company entered into the Agreement with Fletcher under which Fletcher had the right and, subject to certain conditions, the obligation to purchase up to $10.00 million of the Company’s common stock in multiple closings as described below.  Fletcher also received the Initial Warrant to purchase up to $10.00 million of the Company’s common stock. Under the Agreement, the Company issued and sold to Fletcher 1.50 million shares of common stock on March 22, 2010 at a price of $1.00 per share for net cash proceeds of $1.38 million and caused Fletcher to purchase 0.61 million shares of the Company’s common stock at a price of $0.83 per share for net cash proceeds of $0.46 million on May 11, 2010, representing the first subsequent tranche under the Agreement. As disclosed in notes 8 and 9 to the accompanying consolidated financial statements, the Agreement was subsequently amended on July 15, 2010 and the Company issued and sold to Fletcher an additional 1.60 million shares of common stock at a price of $1.25 per share for net cash proceeds of $1.84 million. All proceeds received from the sale of shares of common stock to Fletcher are net of an 8% fee paid to a placement agent. Legal fees and other direct transaction costs associated with the initial investment by Fletcher were expensed as incurred since the initial net proceeds were allocated to derivative liabilities, not additional paid-in capital.

The most significant changes made by the amendment to the Agreement are summarized as follows:

•
The original Agreement provided that the Company could require Fletcher to purchase shares of common stock in the future based upon terms as set forth in the agreement.  This provision was eliminated by the amendment with the result that we cannot require that Fletcher purchase additional shares.

•
The amendment provides that Fletcher has the right, but not the obligation, to purchase additional shares of our common stock at fixed prices and such right is exercisable until July 15, 2016. Subsequent to issuing 1.60 million shares of common stock to Fletcher in the Initial Second Tranche, Fletcher has the right to purchase an additional 0.80 million shares of common stock at $1.25 per share and 3.33 million shares of common stock at a price of $1.50 per share prior to July 15, 2016. The original Agreement provided that the purchase price was the greater of a fixed price or a Prevailing Market Price as defined in the original Agreement.  The amendment eliminated the Prevailing Market Price alternative and imposed a deadline for the exercise of the purchase rights.

•
The original Agreement provided that the Initial Warrant would be exercisable for a term of approximately nine years, subject to extension if the shares underlying the Initial Warrant were not registered by July 1, 2010 or upon the occurrence of certain other events. The amendment extended the term of the Initial Warrant approximately two months to May 18, 2019 based on the initial registration statement being declared effective on August 31, 2010.  The term of the Initial Warrant will be further extended if the Company is required to restate its consolidated financial statements, subject to certain adjustments. The exercise price of the Initial Warrant continues to be subject to adjustment upon a change of control event. Additionally, the Company could be required to pay Fletcher cash for an amount equal to the fair value of the warrant immediately prior to a change in control event.

•
The amendment changed the Subsequent Warrant Condition under which the Subsequent Warrant would be issued to Fletcher.  Under the original Agreement, the Subsequent Warrant Condition would be satisfied if the Average Daily Market Price, as defined in the Agreement, of the Company’s common stock exceeded $3.00 per share for two consecutive quarters after March 12, 2013. The amendment changed the Subsequent Warrant Condition to be satisfied if the Daily Market Price as defined in the amended Agreement, of the Company’s common stock exceeds $3.50 for a period of two consecutive calendar quarters after March 12, 2014, subject to certain extensions. This change in the Subsequent Warrant Condition increases the probability that Quarterly Payments will be made over a longer period of time.

•
The original Agreement required that all such shares issued or issuable pursuant to the Agreement  and the related warrants be registered for resale under the Securities Act of 1933, as amended, on or before July 1, 2010 and included substantial monetary penalties if the shares were not registered on or before that date. The amendment removed the monetary penalty for failure to register and required that the initial registration statement include only a portion of the shares of common stock issued or to be issued to Fletcher as required under the original Agreement. Pursuant to the terms of the amendment, however, the Company agreed to file and cause to become effective registration statements in the future to register all of the shares of common stock for resale on or before certain specified dates. Pursuant to the amended Agreement, the Company filed with the SEC a registration statement to register for resale the shares of common stock previously issued under the Agreement and a portion of the shares issuable in the future, including the shares issuable upon exercise of the Initial Warrant and the shares of common stock that may be issued in connection with the Quarterly Payments.   The Company was obligated to cause the initial registration statement to become effective on or before October 8, 2010 and had the registration statement declared effective on August 31, 2010.   Additionally, the Company is required to file new registration statements with the SEC registering the resale of the shares of common stock not included in the initial registration statement and to cause such new registration statements to be declared effective within 70 days of the issuance such shares.  Likewise, the Company is required to file with the SEC a new registration statement to register the shares of common stock issuable upon exercise of the Subsequent Warrant and cause such new registration statement to be declared effective no later than 70 days following the issuance of the Subsequent Warrant.  If the Company fails to cause such registration statements to be declared effective by the applicable dates, the Company may incur liability for damages.  The Company is also obligated to use its best efforts to keep the registration statements continuously effective for a period of time.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Certain features of the Agreement represent derivative liabilities to be recorded at fair value. The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company measured the fair value of the Initial Warrant using a binomial model, the Subsequent Warrant using a binomial model adjusted for the probability of issuance using a Monte Carlo simulation, and the down-round provisions and other features of the warrants using a Monte Carlo simulation. The derivative liabilities were initially recorded in the accompanying consolidated balance sheet upon issuance as of March 22, 2010 at a fair value of $17.63 million. The aggregate fair value of the derivative liabilities exceeded the net cash proceeds of $1.38 million received and par value of common stock issued to Fletcher in the initial investment on March 22, 2010 by $16.25 million. This difference between initial fair value and net proceeds was recorded in the accompanying consolidated statement of operations as a non-cash charge in “Net derivative liabilities gains (losses)” within other income (expense), net for the nine months ended September 30, 2010. The derivative liabilities continue to be recorded in the accompanying consolidated balance sheet at fair value with changes in fair value also recorded in “Net derivative liabilities gains (losses)” in the accompanying consolidated statement of operations.  However, the net decrease of $3.21 million in the fair value of the derivative liabilities attributed to the amendment to the Agreement on July 15, 2010 is accounted for as part of the exchange transaction and recorded in equity along with the other consideration of $2.28 million received by the Company from Fletcher. The change in fair value of the derivative liabilities attributed to the amendment to the Agreement was determined by measuring the fair value of the derivative liabilities immediately before and after the amendment. As of September 30, 2010, the fair value of the derivative liabilities was $13.01 million with a net decrease in fair value of the derivative liabilities of $3.52 million for the three months ended September 30, 2010 and $1.41 million from issuance to September 30, 2010.

The July 15, 2010 amendment to the Agreement was accounted for as an exchange of consideration between the Company and Fletcher with $5.49 million recorded in equity. There was no gain or loss recognized in this exchange of consideration. The aggregate fair value of the consideration received by the Company from Fletcher exceeded the aggregate fair value of the consideration given to Fletcher by the Company in connection with the amendment to the Agreement. In addition to the exchange of derivative liabilities representing consideration received by the company of $3.21 million, additional consideration received by the Company from Fletcher included, but was not limited to, net cash proceeds of $1.84 million and the waiver of the registration statement penalty of $0.44 million for the Company’s failure to register shares of common stock under the initial Agreement by July 1, 2010. Consideration given to Fletcher by the Company included, but was not limited to, the 1.60 million shares of common stock having aggregate par value of $160 issued and sold to Fletcher and the Company’s agreement to fix the purchase price of subsequent shares to be sold and issued to Fletcher under the Agreement.

As of September 30, 2010, the fair value of the derivative liabilities was $13.01 million. The cumulative net decrease in fair value of the derivative liabilities of $1.41 million from issuance to September 30, 2010, but excluding the effect of the July 15, 2010 amendment to the Agreement, is included in “Net derivative liabilities gains (losses)” within other income (expense), net in the accompanying consolidated statement of operations. See notes 8 and 9 to the accompanying condensed consolidated financial statements for additional information.

Leading up to the Agreement with Fletcher, the Company was approaching significant liquidity constraints, particularly as it was nearing completion of the second version of its ACS product. It was critical for the Company to maintain the development schedule as a result of the previously disclosed OEM agreement with IBM. The Company will supply database migration technology to IBM under the OEM agreement.  The Company’s historical results of operations, liquidity constraints and delays associated with timely registering shares for a private investment in public equity (“PIPE”) transaction have made it difficult to obtain required funding from many common financing sources.

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

The Company recognizes that the value of derivative liabilities associated with the Agreement with Fletcher is very significant.  The excessive value of the derivative liabilities is primarily a result of the Initial Warrant issued to Fletcher having a prolonged term of approximately nine years, the contingently issuable Subsequent Warrant and provisions that protect Fletcher from a decline in the stock price (down-round provisions). The warrants have down-round provisions such that if the Company sells or issues shares or securities with an exercise or conversion price that is less than the warrant exercise price, which is currently $0.903, the Initial Warrant exercise price shall automatically be reduced and the number of shares subject to be issued under the Initial Warrants shall be increased to reflect the lower price. Similarly, the Company would be required to issue additional shares of common stock to Fletcher if a down-round transaction occurs within one year of closing any investment or warrant exercise by Fletcher. Likewise, if there is an adjustment to the exercise price of the Initial Warrant prior to the issuance of the Subsequent Warrant, the exercise price of the Subsequent Warrant will be reduced so that it equals the product of (1) the warrant price of the Initial Warrant as of the date of issuance of the Subsequent Warrant multiplied by (2) the quotient equal to $3.00 divided by $0.903.  Thereafter, the Subsequent Warrant will have the same down-round protection afforded the Initial Warrant. As disclosed in note 8 to the accompanying condensed consolidated financial statements, other events could also trigger a down-round provision.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

While the Company cannot provide any guarantees or assurances regarding its future capital needs, management anticipates that the initial and expected subsequent investments by Fletcher, along with other available capital, may be sufficient to meet near- and mid-term capital requirements such that down-round provisions may not be triggered.  As the likelihood of the down-round provisions being triggered increases (decreases), the fair value of the down-round provisions will also increase (decrease). Similarly, changes in the price of the Company’s common stock will change the intrinsic and fair values of the warrants until the warrants are exercised, replaced or expire unexercised. As a result, the fair value of the derivative liabilities will fluctuate and changes in fair value may result in significant non-cash income or expense in the Company’s results of operations.

Stock-based Compensation

In March 2010, the Board of Directors of the Company approved grants of 1.26 million shares of common stock to employees for compensation under an employee stock plan. The fair value of the shares ranged from $0.84 to $0.92, based upon the closing price of the stock on the date of grant. The shares vested as of March 31, 2010 and the Company recognized $1.14 million of associated compensation expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2010. The Board of Directors also approved grants of 0.96 million shares of restricted stock units to employees for compensation under an employee stock plan. The fair value of the shares was $0.85, based upon the closing price of the stock on the date of grant. The restricted stock units will vest April 1, 2011 and expense will be recognized ratably over the one year vesting period. The Company recognized $0.17 million and $0.33 million of associated compensation expense in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2010, respectively. All of these grants were made in conjunction with a reduction in cash compensation and in an effort to increase employee ownership in the Company.

Results of Operations

Results of operations are summarized in the table below.

	Three Months Ended September 30,			Nine months ended September 30,
	2010	Change	2009	2010	Change	2009

Revenues	$1,685,108	22%	$1,378,373	$4,695,506	14%	$4,136,317
Cost of revenues	1,402,365	9	1,281,571	4,767,967	28	3,739,174
Gross profit (loss)	282,743	192	96,802	(72,461)	(118)	397,143
Operating expenses	3,362,684	60	2,107,461	10,397,024	55	6,709,932
Operating loss	(3,079,941)	53	(2,010,659)	(10,469,485)	66	(6,312,789)
Other income (expense), net	3,167,994	(126)	(12,045,113)	(16,340,978)	(11)	(14,756,030)
Net income (loss)	88,053	(101)	(14,055,772)	(26,810,463)	27	(21,068,819)
Deemed dividend related to Series A convertible preferred stock	--	(100)	(1,812,820)	(1,303,705)	(28)	(1,812,820)
Net income (loss) applicable to common stockholders	$88,053	(101)%	$(15,868,592)	$(28,114,168)	23%	$(22,881,639)

Net income (loss) per share:
Basic	$0.00	(100)%	$(0.17)	$(0.26)	4%	$(0.25)
Diluted	$0.00	(100)%	$(0.17)	$(0.26)	4%	$(0.25)

Weighted average shares used in per share calculation:
Basic	111,439,020	17%	95,616,762	108,393,975	17%	92,947,071
Diluted	150,734,736	58%	95,616,762	108,393,975	17%	92,947,071

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Revenues

The Company’s revenues for the three and nine months ended September 30, 2010 and 2009 include service revenues representing managed and professional service fees for database and network maintenance, support services. Revenues for the three and nine months ended September 30, 2010 also include the sale of an initial license of the new ACS. Conditional on the Company’s technology developments being successful, the presence of customer demand and the Company having a competitive advantage, future revenues will include additional sales and licenses of its ACS and may also include managed services revenue related to existing and new contracts and professional services revenue from pre- and post-sales consulting related to ACS and other database consolidation technologies. The Company announced on May 20, 2010 that it co-developed and launched with IBM a new product based on the ACS to migrate Sybase to DB2 quickly and cost-effectively and also became one of IBM’s preferred service providers.  Sales of the Company’s original ACS have been limited due to the structure of the sales arrangement and go-to-market strategy. As such, the Company has structured the go-to-market strategy for the Sybase to DB2 ACS differently via the use of an OEM agreement with IBM. Pursuant to the OEM agreement, ANTs is responsible for technology development specifically tailored to IBM’s needs. IBM will assume responsibility for marketing, sales and support of the technology on a worldwide basis, while ANTs will be the preferred service provider for migration projects. Revenue from IBM royalties is recognized in the period that it is reported and paid to the Company, consistent with the OEM agreement with IBM. The Company intends to develop additional ACS based on market demand and the availability of resources for development.

Revenues for the three months ended September 30, 2010 were $1.69 million, an increase of $0.31 million compared to $1.38 million for the three months ended September 30, 2009.  Revenues for the nine months ended September 30, 2010 were $4.70 million, an increase of $0.56 million compared to $4.14 million for the nine months ended September 30, 2009.  Significant customer concentrations are summarized as follows:

Gross revenues:	Three months ended September 30, 2010		Three months ended September 30, 2009
Customer A	$1,168,322	69%	$997,941	72%
Customer B	276,494	16	331,672	24
Customer C1	193,195	11	--	--
Other customers	63,084	4	62,109	4
	1,701,095	100	1,391,722	100
Less trade discounts	(15,987)	1	(13,349)	1
Net revenues	$1,685,108	99%	$1,378,373	99%

	Nine months ended		Nine months ended
	September 30, 2010		September 30, 2009
Gross revenues:
Customer A	$3,285,841	69%	$2,698,717	65%
Customer B	998,388	21	1,077,897	26
Other customers	458,023	10	393,928	9
	4,742,252	100	4,170,542	100
Less trade discounts	(46,746)	1	(34,225)	1
Net revenues	$4,695,506	99%	$4,136,317	99%
 ____________________________
1 Revenue for Customer C was less than 10% for the nine months ended September 30, 2010 and therefore is included in “other customers” for this disclosure.

The increase in revenues for both the three and nine months ended September 30, 2010 over the comparable periods in 2009 includes $0.19 million from the sale of an initial license of the new ACS during the three months ended September 30, 2010, represented above as Company C, as well as the sale of additional professional service projects, especially for Company A. The Company expects to generate additional revenue from licenses and implementation services during the next several quarterly periods.

Cost of Revenues

Cost of revenues consists primarily of employee salaries and benefits, stock-based compensation, professional fees for non-employee consultants and contractors, and amortization of acquired technologies.

Total cost of revenues was $1.40 million and $1.28 million for three months ended September 30, 2010 and 2009, respectively, and $4.77 million and $3.74 million for the nine months ended September 30, 2010 and 2009, respectively. The increases in cost of revenues for the three and nine months ended September 30, 2010 compared to similar periods in 2009 were largely due to contract personnel to support expanded services to Customer A noted above with increases of $0.16 million and $0.39 million for the three- and nine-month periods, respectively and amortization of capitalized software of $0.03 million included in both the three and nine months ended September 30, 2010. The increase in cost of revenues for the nine months ended September 30, 2010 compared to the similar period in 2009 also includes stock-based compensation of $1.03 million for a matching award of fully-vested stock as of March 31, 2010.  The increase in stock-based compensation more than offset a 10% reduction in cash compensation to both employees and non-employee consultants and contractors in customer support roles. Stock-based compensation subject to vesting that is granted to non-employees is adjusted each period to reflect changes in fair value.  The fair value adjustments to these equity-based instruments may result in greater volatility in cost of revenues based on the number of non-employee consultants and contractors included in cost of revenues and changes in our stock price.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Operating Expenses

Operating expenses are summarized in the table below.

	Three Months Ended September 30,			Nine months ended September 30,
	2010	Change	2009	2010	Change	2009
Research and development	$339,371	(51)%	$694,235	$2,225,312	37%	$1,628,523
Sales and marketing	462,761	21	381,503	1,314,680	(6)	1,404,806
General and administrative	2,560,552	148	1,031,723	6,857,032	87	3,676,603
	$3,362,684	60%	$2,107,461	$10,397,024	55%	$6,709,932

The Company’s primary operating expenses are salaries, benefits and consulting fees related to developing and marketing ACS, and marketing and selling managed and professional services. The Company began development of ACS in early 2007.

Research and Development

Research and development expense consists primarily of employee compensation and benefits, professional fees to research and development service providers, stock-based compensation for both employees and non-employee personnel, and equipment and computer supplies.

Total research and development expense for the three months ended September 30, 2010 was $0.34 million compared to $0.69 million for the three months ended September 30, 2009, a decrease of $0.35 million or 51%.  For the nine months ended September 30, 2010 and 2009, research and development expense was $2.23 million and $1.63 million, respectively, an increase of approximately $0.60 million, or 37%. The expense for the three and nine months ended September 30, 2010 excludes $0.72 million and $1.23 million, respectively, capitalized as software development. The overall increase in research and development expense for the nine months ended September 30, 2010 compared to the same period in 2009 is primarily for employee compensation and benefits due to additional headcount as of September 30, 2010 compared to the same period in 2009. Headcount for research and development personnel has been increasing since the latter half of 2009 to complete the ACS as announced on May 20, 2010 as well as complete additional features, begin work to develop the ACS for other databases and to provide related customer support and maintenance. At September 30, 2010, the Company had 37 full-time research and development employees and consultants compared to 20 as of September 30, 2009. Research and development expense for the nine months ended September 30, 2010 also included $0.26 million in stock based compensation associated with the company-wide 10% reduction in cash compensation for a matching award of fully-vested stock as of March 31, 2010.

Sales and Marketing

Sales and marketing expense consists primarily of employee salaries and benefits, stock-based compensation, professional fees for marketing and sales services, and amortization of acquired customer relationships.

Total sales and marketing expense was $0.46 million and $0.38 million for the three months ended September 30, 2010 and 2009, respectively, an increase of $0.08 million, or 21%.  For the nine months ended September 30, 2010 and 2009, sales and marketing expense was $1.31 million and $1.40 million, respectively, a decrease of $0.09 million, or 6%. The year over year changes, an increase for the three months and decrease for the nine months ended September 30, 2010 over the comparable prior periods, are primarily due to staffing changes. Staffing changes include the recent hiring of a dedicated sales person for the ACS in June 2010 and the prior departure of the Company’s vice president of sales in September 2009 and a salesperson in our professional services division in July 2009.  The Company experienced an increase of $0.02 million and $0.16 million in the three- and nine-month periods ended September 30, 2010 compared to similar periods in 2009 in cash salaries, commissions and bonuses. Stock-based compensation decreased by $0.02 million for the three months ended September 30, 2010 and increased $0.99 million in the nine-months ended September 30, 2010 compared to the similar period in the prior year. This fluctuation is primarily due to the matching award of fully-vested stock as of March 31, 2010 associated with the company-wide 10% reduction in cash compensation. The Company continues to engage in an active marketing program and is developing a sales strategy for the recently released next generation ACS product. At this time, we are primarily utilizing IBM to sell the ACS, but may consider an in-house sales force in the future.

General and Administrative

General and administrative expenses consists primarily of employee salaries and benefits, professional fees (legal, accounting, and investor relations), facilities expenses, and general insurance.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Total general and administrative expense for three months ended September 30, 2010 was $2.56 million compared to $1.03 million for the three months ended September 30, 2009, an increase of $1.53 million, or 148%. For the nine months ended September 30, 2010 and 2009, general and administrative expense was $6.86 million and $3.68 million, respectively, an increase of $3.18 million, or 86%. The increases were primarily a result of the following:

•
Employee compensation and benefits, including director fees and stock-based compensation increased $0.88 million and $1.16 million for the three- and nine-month periods, respectively.  The changes include increases of $0.61 million and $0.92 million in stock-based compensation for the three- and nine-month periods, respectively. The change also includes an increase of $0.19 million for the three-month period and comparable expense for the nine-month periods. The overall changes in employee compensation are largely due to personnel changes, and officer’s pay increase, and the company-wide 10% reduction in cash compensation for a matching award of fully-vested stock as of March 31, 2010. Stock-based compensation for non-employee consultants and service providers increased $0.54 million and $0.64 million for the three- and nine-month periods, respectively.  Stock-based compensation includes $0.34 million for the estimated fair value to reinstate Mr. Ruotolo's options to purchase shares of common stock pursuant to the September 20, 2010 settlement agreement. Stock-based compensation subject to vesting that is granted to non-employee consultants is adjusted each period to reflect changes in fair value.  The changes in the associated stock-based compensation are primarily due to changes in our stock price.

•
Professional fees for legal, accounting and investor relations services increased $0.15 million and $0.80 million for the three- and nine-month periods, respectively, primarily due to costs incurred for services associated with the Fletcher Agreement, the annual shareholder meeting on March 17, 2010, an increase in investor relations activities, consultation and design costs for employee compensation plans associated with the salary reduction program, litigation-related legal fees and the use of additional external resources for accounting and compliance activities.

•
Facilities and general insurance expense decreased by $0.01 million and $0.14 million for the three- and nine-month periods, respectively. The decrease for the nine months ended September 30, 2010 compared to the similar period in 2009 was primarily due to relocating to a smaller office in California in January 2009.

Other Income (Expense), Net

Other income (expense) primarily consists of equity financing costs and interest expense and to a lesser extent, income earned on the Company's cash and cash equivalents. Other income (expense) is summarized in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net derivative liabilities gains (losses)	$3,520,239	$--	$(14,841,215)	$--
Loss on conversion/extinguishment of convertible promissory notes	--	(11,783,547)	--	(12,279,380)
Interest expense	(241,503)	(261,453)	(723,908)	(2,474,992)
Other expense, net	(110,742)	(113)	(775,855)	(1,658)
	$3,167,994	$(12,045,113)	$(16,340,978)	$(14,756,030)

The net derivative liabilities gain for the three months ended September 30, 2010 is the net decrease in the fair value, but excludes the effect of the July 15, 2010 amendment to the Agreement. The net derivative liabilities loss for the nine months includes the initial expense of $16.25 million in connection with issuance of derivative liabilities in March 2010 and $1.41 million for a net decrease in fair value from the date of issuance, but also excludes the effect of the July 15, 2010 amendment to the Agreement.

Other expense, net includes $0.11 million and $0.33 million for the three and nine months ended September 30, 2010, respectively, for Quarterly Payments to Fletcher based on the number of shares outstanding and unexercised under the Initial Warrant. The Quarterly Payment amount is equal to $0.01 per share into which the Initial Warrant is exercisable for so long as any portion of the Initial Warrant remains outstanding. The Company may elect to pay the Quarterly Payment in shares of the Company’s common stock or cash.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Other expense, net for the nine months ended September 30, 2010 also includes $0.44 million for a registration penalty as described in notes 7 and 8 to the accompanying condensed consolidated financial statements.  The Company was required to file a registration statement with the SEC by July 1, 2010 for all the shares issued and issuable to Fletcher. We recorded the penalty since we were unable to have a registration statement declared effective by that date. The Agreement was subsequently amended on July 15, 2010 to, among other things, waive the monetary penalty for not having the associated registration statement declared effective by July 1, 2010. As a result of the amendment, the liability for the penalty was extinguished as part of the consideration exchanged for entering into the amendment. The Company agreed, however, to file and cause to become effective registration statements in the future to register all of the shares of common stock for resale on or before specified dates. This includes the registration statement declared effective on August 31, 2010, prior to the required date of October 8, 2010 as set forth in the amendment.

Interest expense for the three months ended September 30, 2010 decreased $0.02 million, or 8%, compared to the three months ended September 30, 2009 and for the nine months ended September 30, 2010, decreased $1.75 million, or 71%, compared to the nine months ended September 30, 2009.  The decrease is due to less amortization from the discounts on the convertible promissory notes as a majority of the notes were converted into Series A Convertible preferred stock during the third quarter of 2009.

The loss on conversion/extinguishment of convertible promissory notes for the three and nine months ended September 30, 2009 was the result of induced conversion of certain convertible promissory notes in the three months ended September 30, 2009.

Liquidity, Capital Resources and Financial Condition

Cash flows are summarized in the table below.

	Nine months ended September 30,
	2010	Change	2009

Net cash used in operating activities	$(4,959,643)	83%	$(2,710,483)
Net cash used in investing activities	(1,115,917)	2,895	(37,264)
Net cash provided by financing activities	6,752,667	459	1,208,698
Net increase (decrease) in cash	$677,107	144%	$(1,539,049)

Net Cash Used in Operating Activities

For the nine months ended September 30, 2010, cash used in operating activities was $4.96 million, an increase of $2.25 million from the nine months ended September 30, 2009. The increase is primarily a result of the increase in headcount as of September 30, 2010 compared to September 30, 2009.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2010, cash used in investing activities was $1.12 million, an increase of $1.08 million from the nine months ended September 30, 2009, comprised mostly of capitalized costs for software development related to the Company’s ACS. Purchases of property and equipment were less than $0.1 million for both periods.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2010, cash provided by financing activities resulted from the following:

•
An aggregate of $1.39 million in net cash proceeds from the sale of 3.47 million shares of the Company’s common stock at a price of $0.40 per share and warrants to purchase 3.47 million shares of common stock exercisable at $0.50 per share that expire in one year as part of a private placement.

•
An aggregate of $3.68 million in net cash proceeds from the sale of 3.71 million shares of common stock (including proceeds allocated to derivative liabilities) at an average price of $0.99 per share to Fletcher. The Agreement with Fletcher is discussed further in note 8 to the accompanying consolidated financial statements and in the overview at the beginning of Management’s Discussion and Analysis, beginning on page 22.

•	An aggregate $0.55 million in proceeds from the exercise of warrants to purchase 0.55 million shares of preferred stock.

•	An aggregate of $1.19 million in proceeds from the exercise of options and warrants to purchase 3.27 million shares of common stock.

•	Less an aggregate of $0.05 million in principal payments on long-term debt.

From time to time, the Company engages in private placement activities with accredited investors. The private placements sometimes consist of units, which gives the investor shares of restricted common stock (some at a discount to the then-current market price), and warrants to purchase a number of restricted shares of common stock at a fixed price set at a premium to the then-current market price. The warrants (other than the Initial Warrant and Subsequent Warrant) generally have a life of one to three years. As discussed in note 8 to the accompanying consolidated financial statements, the Agreement with Fletcher included the Initial Warrant having a term of approximately nine years.

ANTS SOFTWARE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Also as discussed in note 8 to the accompanying condensed consolidated financial statements, the Company was required under the terms of the Agreement with Fletcher to file a registration statement with the SEC covering shares, including warrant shares, and to have such registration statement declared effective no later than July 1, 2010. The Company was unable to have such registration statement declared effective by that date and recorded a penalty in the amount of $0.44 million as of June 30, 2010. The Agreement was subsequently amended on July 15, 2010 to, among other things, waive the monetary penalty for not having the associated registration statement declared effective by July 1, 2010. As a result of the amendment, the liability for the penalty was extinguished as part of the consideration exchanged for entering into the amendment. The Company agreed, however, to file and cause to become effective registration statements in the future to register all of the shares of common stock for resale on or before specified dates. This includes the registration statement declared effective on August 31, 2010, prior to the required date of October 8, 2010 as set forth in the amendment.

For so long as any portion of the Initial Warrant remains outstanding, the Company also continues to be obligated to pay Fletcher a Quarterly Payment based on the number of shares outstanding and unexercised under the Initial Warrant. The Company has the option to pay the Quarterly Payment in shares of the Company’s common stock or cash.

The Company had $1.85 million in cash and cash equivalents on hand as of September 30, 2010. During the nine months ended September 30, 2010, the Company used approximately $0.52 million per month for operating activities. The Company has suffered recurring losses from operations, has a working capital deficit and has generated negative cash flow from operations that raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has significant near-term liquidity needs, including $0.25 million currently due on a line of credit, $0.23 million payable to Mr. Ruotolo under a settlement agreement due in December 2010 and $2.0 million in notes payable due in February 2011. In their report in connection with our financial statements as of and for the year ended December 31, 2009, our independent registered public accountants included an explanatory paragraph stating that, because of these factors, there was substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and obtain the necessary financing to meet obligations and repay liabilities arising from business operations when they come due. If the Company does not generate profitable operations or obtain the necessary financing, the Company may not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of the Company’s ability to secure such financing. A failure to generate profitable operations or obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of its products and technologies. The Company continues actively seeking additional capital through private placements of equity and debt.

At current cash levels and with proceeds received by the Company in October 2010 of $1.61 million from warrant exercises, management believes it has sufficient funds to operate until the first quarter of 2011. Should additional financing not be obtained, the Company will not be able to execute its business plan. The Company may be able to mitigate these factors through the generation of revenue from the sale and licensing of the most recent ACS if the ongoing development efforts are successful and the market demand continues for such products and through additional equity and debt financing. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Derivative Financial Instruments

From time to time, the Company issues warrants and options to vendors as consideration to perform services. The Company may also issue warrants as part of a debt or equity placement offering. The Company does not enter into any derivative contracts for hedging or speculative purposes.

The Company accounts for warrants with exercise price reset features, or down-round provisions, as liabilities. Similarly, down-round provisions for issuances of common stock are also accounted for as liabilities. These derivative liabilities are measured at fair value with the changes in fair value at the end of each period reflected in current period income or loss. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation to model the financial characteristics, depending on the complexity of the derivative being measured. A Monte Carlo simulation provides a more accurate valuation than standard option valuation methodologies such as the Black-Scholes or binomial option models when derivatives include changing exercise prices or different alternatives depending on average future price targets. In computing the fair value of the derivatives at the end of each period, the Company uses significant judgments, which, if incorrect, could have a significant negative impact to the Company's consolidated financial statements.  The input values for determining the fair value of the derivatives include observable market indices such as interest rates, and equity indices as well as unobservable model-specific input values such as certain volatility parameters. For further discussion, see notes 8 and 9 to the accompanying condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

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

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, migrating processes, or acquisition of subsidiaries. There have been no changes during the quarter ended September 30, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

On September 9, 2009, Ken Ruotolo, a former employee and officer of the Company, filed a complaint for breach of contract, breach of the covenant of good faith and fair dealing and declaratory relief, in the Superior Court of the State of California, County of San Francisco. Mr. Ruotolo sought damages, attorneys’ fees and declaratory relief. On September 20, 2010 a settlement was reached between the Company and Mr. Ruotolo. Pursuant to the settlement, the Company shall make a one-time lump sum payment of $225,000 on or before December 20, 2010. In addition, Mr. Ruotolo shall have until September 14, 2014 to exercise options to purchase 540,000 shares of common stock, at exercise prices ranging from $0.52 to $1.18 per share. As of the date of the settlement, the Company had accrued compensation of $175,000. In conjunction with the settlement, the Company recorded an additional accrual of $50,000 for the one-time lump sum payment and recorded stock-based compensation of $336,287 representing the estimated fair value to reinstate Mr. Ruotolo’s options to purchase common stock. Mr. Ruotolo’s father, Francis K. Ruotolo, is a Director of the Company.

On January 14, 2010, three lawsuits were filed against the Company by Robert T. Healey.  The first of these lawsuits, against the Company, demands inspection of the Company’s books and records.  The second lawsuit, against the Company, and its eight directors (including former director Thomas Holt), is alleged to be brought by Mr. Healey “both individually and derivatively,” therein alleging various wrongdoing by the Company and its directors.  The third lawsuit, against the Company and its eight directors (including former director Mr. Holt), is brought by Mr. Healey for a declaration directing the Company to nominate Mr. Healey and Rick Cerwonka (the Company’s Chief Operating Officer and the President of the Company’s subsidiary, Inventa Technologies, Inc.) for election to the Company’s Board of Directors.  As discussed in note 7 to the accompanying consolidated financial statements, on May 4, 2010, the Company and the members of the Board of Directors (including former director Mr. Holt) entered into a settlement agreement and mutual general release with Mr. Healey regarding the three lawsuits filed by Mr. Healey. Dismissal, with prejudice, was granted by the court on June 17, 2010.

On August 18, 2010, the Company received a demand letter from Mr. Holt to reinstate his previously cancelled options and warrants to purchase shares of the Company’s common stock, extend the exercise period for each by 90 days and pay him the difference in lost profits for a prior request to exercise one of his warrants. Mr. Holt subsequently filed a complaint for breach of contract, breach of the covenant of good faith and declaratory relief, in the Superior Court of the State of California, County of San Francisco on September 17, 2010. Mr. Holt’s options and warrants were received for his service on the Board of Directors. Mr. Holt had options and warrants to purchase a total of 311,250 shares of common stock for $0.94 per share. The Company believes the complaint is without merit and intends to vigorously defend itself.

Item 1A. Risk Factors.

The following risk factors are  the risk factors not previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010, as amended on Form 10-K/A filed with the SEC on April 21, 2010:

We may not have enough authorized shares of common stock available to issue to Fletcher for Quarterly Payments or for financing through additional equity or convertible debt.

We have 200.00 million authorized shares of common stock with 117.80 million shares issued and outstanding as of September 30, 2010 and 79.87 million shares reserved for outstanding convertible preferred stock and notes payable, options and warrants to purchase shares of common stock, purchase rights held by Fletcher and existing commitments under stock-based compensation plans. Our definitive proxy statement filed on September 28, 2010 includes a proposal to approve an amendment to our Amended and Restated Certificate of Incorporation to authorize an additional 100.00 million shares of common stock. The proposal will be voted on by stockholders at our annual meeting on November 19, 2010. If shareholders do not approve the amendment, it will be more difficult to raise capital and to meet our obligations to make Quarterly Payments to Fletcher and certain other vendors in shares of common stock.

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

Pursuant to the Agreement, we have granted to Fletcher certain protections that require that we issue additional shares of common stock to Fletcher and/or reduce the exercise price of the warrants and increase the number of shares issuable under the warrants in the event we issue or sell, or are deemed to have issued and sold, shares of our common stock at prices per share below the purchase price per share paid, or exercise price payable, by Fletcher.  Such anti-dilution protections are also known as down-round protections. We account for warrants and issuances of common stock with down-round protection as derivative liabilities. These derivative liabilities are measured at fair value at the end of each fiscal quarter with the changes in fair value at the end of each quarter reflected in income or loss for the applicable quarter. The recorded change in fair value of derivative liabilities or any subsequent changes to the Agreement may contribute to significant fluctuations in our results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2010, the Company issued 128,818 shares of common stock to Fletcher for the March 31, 2010 Quarterly Payment. On May 11, 2010, the Company received net cash proceeds of $460,000 from Fletcher from the sale of 605,767 shares of common stock at a price of $0.83 per share. On July 1, 2010, the Company issued 100,673 shares of common stock to Fletcher for the June 30, 2010 Quarterly Payment. On October 1, 2010, the Company issued 153,719 shares of common stock to Fletcher for the September 30, 2010 Quarterly Payment. See note 8 to the accompanying consolidated financial statements for further discussion of the Fletcher Agreement. The sales of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.  These securities (and the securities issued in the other private placements discussed herein) have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

ANTs software inc.

Date: November 15, 2010	By:	/s/ David A. Buckel
David A. Buckel, Chief Financial Officer