Form 10-K
period 2010-12-31
ANTS SOFTWARE INC
filed 2011-03-31
CIK 796655

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2010

[ ] Transition Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (in Rule 12b-2 of the Exchange Act).
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2010 the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $107.53 million based on the average bid and asked price of such common stock as reported on the NASD Bulletin Board system. Shares of common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock have been excluded because these persons may be deemed to be affiliates. The determination of affiliate status for purpose of this calculation is not necessarily a conclusive determination for other purposes.

ANTs software inc. had 132,670,888 shares of common stock outstanding as of March 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the year ended December 31, 2010, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "hopes," "may," "will," "plans," "intends," "estimates," "could," "should," "would," "continue," "seeks," "anticipates," or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, problems incurred in establishing sales and sales channels, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include, but are not limited to, statements under the captions "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other sections in this Annual Report. You should be aware that the occurrence of any of the events discussed under the heading "Item 1A — Risk Factors" and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this Annual Report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

PART I

ITEM 1. BUSINESS

The Company

ANTs software inc. (“ANTs,” the “Company,” “we” or “us”) has developed a software solution, ACS, to help customers reduce IT costs by consolidating hardware and software infrastructure and eliminating cost inefficiencies. ACS is an innovative middleware solution that accelerates database consolidation between database vendors, enabling application portability. ACS allows customers to move software applications from one database product to another without time consuming and costly database migrations and application rewrites.  ACS translates the languages used by database products so that software applications written for one database product will work with another.  ACS allows customers to replace the database product without replacing the software application.  Our most recently released ACS product translates Sybase’s database product to run on IBM’s DB2 database product. Our first ACS product translated Sybase’s database product to run on Oracle’s database product.  We plan to build other ACS products that will translate additional database languages based on demand and available financing.

Corporate History

ANTs is a Delaware corporation.  Our shares are traded on the OTC Bulletin Board (“OTCBB”) under the stock symbol “ANTS.”  We are the successor to Sullivan Computer Corporation, a Delaware corporation incorporated in January 1979, which, in 1986 changed its name to CHoPP Computer Corporation.  In 1997, we reincorporated from Delaware to Nevada, and in February 1999 changed our name to ANTs software.com.  In July 2000, we merged with Intellectual Properties and Technologies, Inc., a wholly owned subsidiary with no significant assets.  In December 2000, we reincorporated from Nevada to Delaware and changed our name from ANTs software.com to ANTs software inc.

In May 2008, ANTs acquired Inventa Technologies Inc. (“Inventa”) of Mt. Laurel, New Jersey.  Inventa is a wholly-owned subsidiary that provides pre- and post-sales services related to the ACS and other professional services including application migration, as well as a complete portfolio of services ranging from architecting and managing IT infrastructure to full application performance tuning and administrative services (collectively, “Professional Services”).

Our headquarters are located in San Francisco, California and we have offices in Mt. Laurel, New Jersey and Alpharetta, Georgia.  We have historically financed operations through private offerings to accredited investors and asset managers to whom we have sold common stock and issued convertible promissory notes and warrants and other rights to purchase capital stock.  More recently, we have financed operations through private offerings to institutional investors to whom we have sold common stock and issued warrants and other rights to purchase capital stock. We expect to continue to raise capital for operations through such private offerings until we generate positive cash flows from operations.  We believe we have sufficient funds to cover operations into the second quarter of 2011 at our expected expense rate.  We expect that our focus over the next year will be on the continued development, marketing and sales of ACS, the growth of our Professional Services offerings for ACS implementations, and securing the capital necessary to support our operations.

Technology and Intellectual Property

Beginning in 2000, we focused on development of the ANTs Data Server (“ADS”) and core high-performance database technologies.  In May 2008, we sold ADS and the high-performance technologies and intellectual property related to it, while retaining a license to use those technologies in ACS.  In 2007, we began developing ACS and launched the first commercial version in April 2008.  We have developed proprietary technologies related to ACS which we regard as trade secrets and we are pursuing patent protection on a number of these technologies. Inventa has also developed proprietary technologies used in the monitoring and management of applications and databases.  We regard these technologies as trade secrets.

The ANTs Compatibility Server™

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

Migrating applications is intended to be a three-step process when using ACS:

1.	Move the data - the large database vendors all have full-featured tools that allow customers to move data from other products to their product.

2.	Install ACS - once the data is migrated, ACS is installed and connected to the application and the new database.

3.	Test and deploy - the application is first tested to ensure that it functions properly with the new database, and then the customer goes “live” with the application.

We developed the underlying technologies related to ACS with the first version of ACS allowing applications currently running on Sybase's database product to run on Oracle's database product.  During 2008, ANTs completed pilots for an early group of customers and in December 2008 announced its first commercial deployment with the Wyndham Hotel Group call center application. We announced in May 2010 that we co-developed and launched with IBM our second ACS to migrate Sybase database environments to IBM’s DB2 database product quickly and cost-effectively and also became one of IBM’s preferred service providers.  We are continuing to develop additional functionality for the Sybase to DB2 ACS and plan to build other versions of ACS that will enable applications to be migrated from and to other database products based on demand and available financing.

The Company’s ACS development is primarily led and performed by a team in the Alpharetta, Georgia office.

Professional Services

Professional Services include pre- and post-sales services related to ACS and application migration, application and database architecting, monitoring and management.  We deliver our services through a remote delivery model from our Mount Laurel, New Jersey office which contains a network operations center. The network operations center provides customers with remote assessment, diagnostic and tuning capabilities through secure remote connection 24 hours a day, seven days a week. We integrate our Professional Services capabilities tightly into the pre and post-sales process, enabling us to:

•	Accurately assess the customer’s operating environment;

•	Propose the most efficient database consolidation and application migration solution;

•	Efficiently deploy ACS and assist the customer in testing before “going live”; and

•	Provide post-deployment application monitoring, maintenance and service.

Sales and Marketing

The Market

We believe the market for database products exceeds $20 billion with Oracle, Microsoft and IBM controlling a substantial portion of this market.  According to Chief Technology Officers, database architects and application developers at the target Global 2000 enterprises with whom we have spoken, database infrastructure costs have become one of the most expensive line items in the IT budget.  These Global 2000 enterprises typically have annual database “spends” in excess of tens and, in some cases, hundreds of millions of dollars and their database budgets are growing annually.  The migration cost from one database to another, even to a low-cost open-source database, is extensive due to lack of compatibility between the products' proprietary extensions.  We further believe there is significant interest, confirmed by our discussions with industry analysts and user groups, for a product that can provide the capability to migrate an application from one database to another.

We believe the markets in which our Professional Services group operates, IT services and application management exceeds $100 billion with IBM Global Services, HP/EDS and Accenture being among the largest vendors in those markets.  We have a unique combination of experience, skills and proprietary software that allow us to address a segment of the IT services market centered on database and application monitoring, maintenance and services.  In addition to this established market, we anticipate that our Professional Services group will be the first provider of migration and consulting services resulting from pre- and post-sales of our ACS products.  We expect our ACS customers will look to us as the experts in database consolidation to provide a full range of services related to ACS installation, deployment and use.  To the extent that this becomes a new “market” for Professional Services, we are in a position to capitalize on it.

Our Strategy

Our go-to-market strategy adapts with changes in the competitive structure of the database market.  The refinement of our strategy is a continuous and iterative process, reflecting our goal of providing a cost-effective solution across a wide variety of applications.  Our strategy has recently included:

•	Developing partnerships with IBM and others to bring our products to market;

•	Focusing on large enterprise customers who can realize significant savings by migrating applications among leading database products;

•	Selling or licensing our products directly;

•	Selling our products and technologies through partners; and

•	Developing custom versions of our products for our partners and selling or licensing that technology to them.

ACS provides a solution for enterprises to address the problems of vendor lock-in and cost escalation by enabling them to migrate applications among database products.  ACS can provide a potentially significant competitive advantage for database vendors such as Oracle, IBM, Microsoft, Sybase and others because they would have the ability to cost-effectively migrate applications from their competitors’ products to their own.

If we are successful in our go-to-market strategy, we intend to generate revenue through a range of activities which may include: sales of developed technology, licenses, royalties, custom development and Professional Services.   Each sale of our related technology will require installation, testing, tuning and other Professional Services.  We intend to generate revenue by providing those services.

IBM OEM Agreement

In August 2009, the Company entered into an OEM agreement with IBM regarding the supply of database migration technology (“IBM OEM Agreement”).  IBM announced the IBM OEM Agreement in May 2010 with the general availability release of the initial ACS.  We anticipate substantial business and future revenue to be generated from this agreement.  Through December 31, 2010, we have recognized $0.20 million of revenue through this agreement. According to this agreement, ANTs is responsible for technology development specifically tailored to IBM's needs.  IBM has responsibility for marketing, sales and support of the technology on a worldwide basis, with ANTs being the preferred service provider for migration projects.

Competition

We have not identified a direct competitor for our ACS database migration products.  Other database vendors encourage migration from competitive products through use of their proprietary migration tools.  These tools often require substantial investment to rewrite applications.  Potential customers with whom we have spoken are not receptive to these competing migrating applications due to the expense and risk of such rewrites.  While database vendors do not offer a directly competitive product, we fully expect database vendors to offer incentives for customers to keep applications deployed on their database products.

Competitors in the Professional Services market are large and well established, with vendors such as IBM Global Services, Accenture and HP/EDS offering a wide range of services.  We have historically maintained long-term relationships with our customers and have been successful in renewing contracts and in signing multi-year contracts. However, a contract with the largest Professional Services customer, accounting for $4.41 million and $3.81 million, net of trade discounts, for the years ended December 31, 2010 and 2009, respectively, expired on December 31, 2010 and was not renewed by the customer as discussed below under the caption “Recent Developments – Loss of Significant Customer, Employee Termination Costs and Impairment of Other Intangible Assets.”

Recent Developments

Negative Cash Flow

The Company had $0.33 million in cash on hand as of December 31, 2010. During the year ended December 31, 2010, the Company used an average $0.58 million per month for operating activities. As such, the Company has found it necessary to secure additional financing to fund operations. The Company has suffered recurring losses from operations and has generated negative cash flow from operations that raises substantial doubt about the Company’s ability to continue as a going concern. The Company also had significant near-term liquidity needs as of December 31, 2010, including $0.25 million currently due on a line of credit and $2.00 million in notes payable due January 31, 2011. Subsequent to December 31, 2010, the Company received proceeds from a $3.00 million subscription receivable (less $0.39 million in fees, including $0.24 million in dispute) for the sale of 5.18 million shares of common stock pursuant to the BRG Agreement, $0.06 million in proceeds from the exercise of warrants covering 0.13 million shares of common stock issued in conjunction with prior private placement offerings, and gross proceeds of $0.75 million from Note and Warrant Purchase Agreements. The outstanding balance on the line of credit was subsequently repaid and the notes payable were subsequently deferred until January 31, 2013 through an Exchange Agreement. At current cash levels, management believes it has sufficient funds to operate into the second quarter of 2011. We are actively seeking, and will have to continue seeking, additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies. The BRG Agreement, Note and Warrant Purchase Agreements, line of credit, and Exchange Agreement are all discussed further below and in the notes to the accompanying consolidated financial statements.

Release of ACS

As noted above, IBM announced the IBM OEM Agreement in May 2010 with the general availability release of the initial ACS.  We anticipate substantial business and future revenue to be generated from this agreement with $0.20 million of revenue recognized through December 31, 2010. According to this agreement, ANTs is responsible for technology development specifically tailored to IBM's needs.  IBM has responsibility for marketing, sales and support of the technology on a worldwide basis, with ANTs being the preferred service provider for migration projects.

Loss of Significant Customer, Employee Termination Costs and Impairment of Other Intangible Assets

The Company’s contract with its largest Professional Services customer as determined by historical revenue expired on December 31, 2010 and the customer chose not to renew the contract. The customer represented $4.41 million, or 71%, and $3.81 million, or 66%, respectively, of total revenue net of trade discounts, for the years ended December 31, 2010 and 2009, respectively. As a result of the customer not renewing its contract, the Company terminated the employment of 20 employees and 14 contractors, all primarily supporting Professional Services. Employees were notified of their termination in December 2010 with their last day effective January 4, 2011. Total salary, commissions, contract labor costs and estimated payroll taxes and benefits associated with these 34 individuals was approximately $3.60 million and $3.16 million for the years ended December 31, 2010 and 2009, respectively. Adding stock-based compensation associated with these 34 individuals brings the costs to approximately $4.59 million and $3.60 million for the years ended December 31, 2010 and 2009, respectively. Total related cash severance costs recorded as of December 31, 2010 are less than $0.03 million and total non-cash severance charges related to acceleration of non-vested restricted stock units that were scheduled to vest on April 1, 2011 is estimated to be less than $0.02 million.

The Company assesses other intangible assets for impairment in conjunction with its assessment of goodwill or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In connection with the preparation of our accompanying consolidated financial statements, we performed an analysis of the potential impairment, and re-assessed the remaining asset lives, of other identifiable intangible assets acquired in the acquisition of Inventa. As a result of the Professional Services customer not renewing its contract, this analysis and re-assessment resulted in: (1) an impairment charge of $1.55 million in acquired proprietary technology, (2) an impairment charge of $1.33 million in customer relationships and (3) an impairment charge of $0.86 million in trade names. We also reduced the remaining useful life of customer relationships from approximately 7.5 years to 3.0 years.  All of the impairments resulted from  the customer not renewing their contract and the Company’s continuing focus on ACS. Following the impairments, the carrying value of other intangible assets at December 31, 2010 was $0.10 million. These non-cash impairment charges had no impact on the Company’s cash balance as of December 31, 2010.

We discuss these impairments in note 5 to the accompanying consolidated financial statements and the sections captioned “Results of Operations—Revenue” and “Results of Operations — General and Administrative” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Issuance of Shares of Common Stock and Warrants to Fletcher International, Ltd.

We entered into an agreement with Fletcher International, Ltd. (“Fletcher”) on March 12, 2010, as amended on July 15, 2010 (the “Fletcher Agreement”). Pursuant to this agreement, we sold an aggregate of 3.71 million shares of common stock to Fletcher in March, May and July 2010 for an aggregate purchase price of $4.00 million.  Additionally, in March 2010, we issued to Fletcher a warrant (the “Fletcher Initial Warrant”) to purchase an additional $10.00 million of shares of common stock pursuant to the Fletcher Agreement at an initial exercise price of $0.903, which was subsequently adjusted as described below.  The Fletcher Initial Warrant is exercisable on or before May 18, 2019. The term of the Fletcher Initial Warrant will be further extended if the Company is required to restate its consolidated financial statements, subject to certain adjustments. The exercise price of the Initial Warrant is subject to adjustment upon a change of control event. Additionally, the Company could be required to pay Fletcher cash for an amount equal to the fair value of the warrant immediately prior to a change in control event. Fletcher may exercise the warrant for cash or on a net share settled or “cashless” basis. The Fletcher Agreement also requires that we make certain quarterly payments.  Specifically, for so long as any portion of the Fletcher Initial Warrant remains outstanding, we are required to pay to Fletcher on each March 31, June 30, September 30 and December 31, a quarterly payment equal to:  the product of (A) the quotient of (x) the remaining unexercised amount of the Fletcher Initial Warrant as of the third business day preceding such quarterly payment date (initially $10.00 million), divided by (y) the warrant exercise price as of the third business day preceding the quarterly payment date, multiplied by (B) $0.01 per share (each a “Fletcher Quarterly Payment”).  The Fletcher Quarterly Payment was initially $0.11 million per quarter from March 31, 2010 to December 31, 2010. We have the right to pay the Fletcher Quarterly Payment in cash or shares of common stock based on a formula set forth in the Fletcher Agreement.

Pursuant to the Fletcher Agreement, Fletcher is entitled to certain down-round protections in the event we issue and sell shares of common stock at a price below that paid or deemed paid by Fletcher.  The price per share of common stock sold to BRG, described below, was less than the price paid by Fletcher. As a result, the Fletcher Agreement required that we issue to Fletcher an additional 4.15 million shares of common stock.  We issued these shares to Fletcher on December 31, 2010.  Further, the Fletcher Initial Warrant has been adjusted to reduce the exercise price of the Fletcher Initial Warrant to $0.5261 per share (from $0.903).  The Fletcher Initial Warrant now represents the right to purchase up to 19.01 million shares of our common stock at an exercise price of $0.5261 per share.  The increase in the number of shares issuable to Fletcher under the Fletcher Initial Warrant also causes an increase in future Fletcher Quarterly Payments.  However neither the additional shares nor the adjustments to the warrants have specific registration rights.  The adjusted Fletcher Quarterly Payment is $0.19 million beginning March 31, 2011. Based on information provided to the Company by Fletcher and BRG, Fletcher is deemed to beneficially own the shares beneficially owned by BRG but BRG does not beneficially own Fletcher’s shares.  From publicly-filed documents, it is the Company’s understanding that BRG is a wholly-owned subsdiary of Fletcher.

If certain conditions are satisfied, a subsequent warrant covering $10.00 million of our common stock will be issued to Fletcher with an exercise price per share of $1.92, as adjusted and subject to certain additional adjustments, a term of two years subject to certain extensions, and the same net share settlement provisions as the Fletcher Initial Warrant (the “Fletcher Subsequent Warrant”). Specifically, after March 12, 2014, if the daily market price of our common stock exceeds $3.50 per share for a period of two consecutive quarters, we will issue the Fletcher Subsequent Warrant with a two-year life covering $10.00 million of our common stock and subject to any adjustments in price or term that were made to the Fletcher Initial Warrant. Upon the Company giving Fletcher notice of the issuance of the Fletcher Subsequent Warrant, Fletcher will have ten days to exercise any remaining portion of the Fletcher Initial Warrant. Any portion of the Fletcher Initial Warrant still unexercised after ten days will be cancelled. As a result of the terms of the Fletcher Initial Warrant and the Fletcher Agreement, we anticipate that Fletcher would exercise the Fletcher Initial Warrant prior to the delivery of the Fletcher Subsequent Warrant.  In that event, the Company will remain obligated to issue the Fletcher Subsequent Warrant. Upon issuance of the Fletcher Subsequent Warrant, we will be required to file an additional registration statement with respect to the shares of common stock issuable upon exercise of the Fletcher Subsequent Warrant. The down-round protections contained in the Fletcher Agreement also pertain to the Fletcher Subsequent Warrant. The issuance of shares to BRG caused the exercise price of the Fletcher Subsequent Warrant to be reduced from an initial price of $3.00 per share to $1.92 per share and could be further reduced in the future as described above.

In addition, Fletcher has the right, but not the obligation, exercisable at any time prior to July 15, 2016, to purchase (i) an aggregate of up to $1.00 million of additional shares of our common stock (the “Remaining Second Tranche”) at a price per share of $1.25 per share (up to 0.80 million shares) and (ii) an aggregate of up to $5.00 million of additional shares of our common stock (the “Third Tranche”) at a price per share of $1.50 per share (up to 3.33 million shares).

Following is a summary of the shares issued to Fletcher through December 31, 2010. The aggregate purchase price for shares purchased by Fletcher does not reflect an 8% fee paid to a placement agent.

Date	Reason	Shares	Aggregate (Deemed) Purchase Price	Price Per Share

March 22, 2010	Purchase	1,500,000	$1,500,000	$1.0000
April 1, 2010	Quarterly Share Payment	128,818	110,742	0.8597
May 11, 2010	Purchase	605,767	500,000	0.8254
July 1, 2010	Quarterly Share Payment	100,673	110,742	1.1000
July 16, 2010	Purchase	1,600,000	2,000,000	1.2500
October 1, 2010	Quarterly Share Payment	153,179	110,742	0.7230
December 31, 2010	Quarterly Share Payment	343,663	110,742	0.3222
December 31, 2010	Anti-Dilution Provisions	4,146,169	--	--

Issuance of Shares of Common Stock and Warrants to BRG Investments, LLC.

On December 31, 2010, the Company entered into an agreement (the “BRG Agreement”) with BRG Investments, LLC (“BRG”).  Pursuant to the BRG Agreement, on January 4, 2011, BRG paid the subscription price for its purchase of 5.18 million shares of our common stock (the “Initial Closing Shares”) for an aggregate purchase price of $3.00 million (or $0.5787 per share). The aggregate purchase price for shares purchased by BRG does not reflect a 5% fee paid to a placement agent ($0.15 million). In addition, the placement agent for the shares of common stock sold to Fletcher, StreetCapital Inc. (“StreetCapital”), is also asserting, and we are disputing, that it is due an 8% fee ($0.24 million) and a warrant to purchase 0.41 million shares of our common stock, representing 8% of the shares of common stock sold to BRG.  The 5.18 million shares were issued to BRG as of execution of the agreement on December 31, 2010. The BRG Agreement is similar to the Fletcher Agreement. Based on information provided to the Company by Fletcher and BRG, Fletcher is deemed to beneficially own the shares beneficially owned by BRG but BRG does not beneficially own Fletcher’s shares.  From publicly-filed documents, it is the Company’s understanding that BRG is a wholly-owned subsdiary of Fletcher.

The BRG Agreement requires that the Company file registration statements with the SEC to register for resale under the Securities Act of 1933, as amended, the shares of common stock issued or to be issued to BRG pursuant to the BRG Agreement. The BRG Agreement includes substantial penalties if the shares are not registered within a certain number of days from issuing such shares or associated warrants.  The initial registration statement covering the Initial Closing Shares, the BRG Initial Warrant and BRG Quarterly Payment Shares, described below, is required to be filed and declared effective on or before March 31, 2011.  The Company will not have the initial registration statement declared effective by the SEC before the required date because of an unresolved interpretive issue in the Fletcher and BRG Agreements. Assuming the registration statement covering the shares issued or issuable to BRG is declared effective between May 30 and June 29, 2011, and using the closing share price of $0.39 as of March 29, 2011, as the “Daily Market Price” under the BRG Agreement, the Company would be obligated to pay to BRG $0.13 million  for the first 30 days following March 31, 2011 and, using the same share price of $0.39, an increase over the prior 30 day period of $0.02 million, for each 30 days thereafter.  Based on these assumptions, the penalty would be estimated to be $0.45 million, representing $0.13 million, $0.15 million and $0.17 million for the first, second and third 30-day period, respectively, that the registration statement is not declared effective. Because payments are based in part on the daily price of our common stock, changes in the price of our common stock would change the total amounts payable to BRG and could be significant. The agreement does not provide a limit on the amount that the Company would be obligated to pay to BRG for not having an effective registration statement. We will attempt to negotiate a waiver or reduction of the penalty based on the cause of the late filing of the registration statement. The Company is also obligated to use its best efforts to keep the registration statements continuously effective for a period of time.

BRG also has the right under the BRG Agreement, but not the obligation, to purchase additional shares of our common stock at a purchase price equal to the greater of (i) the Average Market Price, as defined in the agreement, of our common stock calculated as of the date of BRG’s notice of its intent to purchase the shares, and (ii) $0.5787, for up to an aggregate purchase price of $3.00 million (“BRG Subsequent Investments”).  Upon the issuance and sale of shares of common stock in the BRG Subsequent Investments, the Company will be required to file additional registration statements (or amend a then-existing registration statement) with respect to such shares and to cause such shares to be registered under the Securities Act for resale by the selling security holder.

In conjunction with this transaction, we issued to BRG a warrant to purchase additional shares of our common stock (the “BRG Initial Warrant”).  The BRG Initial Warrant provides BRG the right to purchase up to $3.00 million (the “Warrant Amount”) of our common stock at an initial exercise price of $0.5261 per share.  The exercise price of the BRG Initial Warrant is subject to adjustment in certain circumstances.  The actual number of shares issuable upon exercise of the BRG Initial Warrant is determined by dividing the Warrant Amount by the exercise price then in effect.  As a result, the BRG Initial Warrant is initially exercisable for 5.70 million shares of common stock (the “BRG Initial Warrant Shares”).  In the event of a Subsequent Investment, the Warrant Amount will be increased by the aggregate amount of each Subsequent Investment thereby increasing the number of shares BRG may purchase under the BRG Initial Warrant.  The BRG Initial Warrant is exercisable at any time on or before January 4, 2020, subject to certain extensions, including (i) an extension of two business days for every day a registration statement (or any subsequent registration statement which is required to be filed by the Company pursuant to the terms of the BRG Agreement) is not available with respect to all common stock issued or issuable under the BRG Agreement, the BRG Initial Warrant or the BRG Subsequent Warrant (as defined below) at any time on or after the date that such shares are required to be registered pursuant to the terms of the BRG Agreement (except during certain permitted blackout periods) or such shares of common stock are not listed or quoted and qualified for trading on a public market (each, a “Public Market Unavailability Day”), and (ii) an extension for that number of days equal to the number of days in the period commencing on March 31, 2011 and ending on the date a registration statement is declared effective for the covered shares.  BRG may exercise the warrant for cash or on a net share settled or “cashless” basis.

The BRG Agreement further provides that if, for two consecutive calendar quarters commencing on or after January 4, 2014 (the “Commencement Date of Measurement’), the Daily Market Price of our common stock for each business day in such calendar quarter exceeds $3.00 per share (the “BRG Subsequent Warrant Condition”), we are required to give BRG notice of the satisfaction of the BRG Subsequent Warrant Condition.  The Commencement Date of Measurement is subject to certain extensions of one day for every Public Market Unavailability Day.  On the tenth business day following BRG’s receipt of notice of the satisfaction of the BRG Subsequent Warrant Condition, we will be required to issue and deliver to BRG a new warrant (the “BRG Subsequent Warrant”) in form substantially the same as the BRG Initial Warrant except that the BRG Subsequent Warrant will provide BRG the right to purchase up to $3.00 million (plus the amount of any Subsequent Investments) of shares of our common stock with an exercise price per share equal to the product of (i) the exercise price of the BRG Initial Warrant (initially $0.5261) as of the date of issuance of the BRG Subsequent Warrant multiplied by (ii) the quotient equal to $3.00 divided by $0.5261, subject to certain adjustments.  For example, if the exercise price of the BRG Initial Warrant remains $0.5261, the exercise price of the BRG Subsequent Warrant would be $3.00.  The BRG Subsequent Warrant will have a term of two years from the date of issuance subject to certain extensions, including an extension by the number of days by which the term of the BRG Initial Warrant was extended.  Upon issuance of the BRG Subsequent Warrant, we will be required to file an additional registration statement with respect to the shares of common stock issuable upon exercise of the BRG Subsequent Warrant. Upon the issuance of the BRG Subsequent Warrant, the BRG Initial Warrant will expire and be of no further force and effect to the extent not previously exercised.  As a result of the terms of the BRG Initial Warrant and the BRG Agreement, we anticipate that BRG will exercise the BRG Initial Warrant prior to the delivery of the BRG Subsequent Warrant.  In that event, the Company will remain obligated to issue to BRG the BRG Subsequent Warrant.

The BRG Initial Warrant has, and the BRG Subsequent Warrant will have, anti-dilution protections that require adjustments to the exercise price of the warrant in the event the Company engages or participates in any sale or issuance of any shares of, or securities convertible into, exercisable or exchangeable, for any shares of any class of the Company’s capital stock, subject to certain excluded issuances set forth in the BRG Agreement (the “Future Equity Issuances”).  If we sell or issue shares or securities with an exercise or conversion price that is less than the warrant exercise price, which is initially $0.5261 for the BRG Initial Warrant, and which will initially be $3.00 for the BRG Subsequent Warrant (if the exercise price of the BRG Initial Warrant remains $0.5261 at the time of issuance of the BRG Subsequent Warrant), the exercise price for the BRG Initial Warrant and the BRG Subsequent Warrant, respectively, shall automatically be reduced to equal the lesser of (a) the warrant exercise price then in effect and (b) the lowest price per share of the common stock paid or payable by any person in the Future Equity Issuance (including, in the case of options, warrants, convertible preferred securities, convertible notes or other securities convertible, exchangeable or exercisable into or for common stock, the lowest price per share at which such conversion, exchange or exercise may occur on any future date). Furthermore, if we are required to restate our consolidated financial statements, the warrant exercise price shall be reduced to the market value of the Company’s common stock during a window of time following the restatement, as defined in the BRG Agreement and the number of shares subject to be issued under the warrants shall be increased accordingly.  Based on the terms of the warrants, a reduction in the warrant exercise price will result in the warrants being exercisable for additional shares of common stock at the lower exercise price determined by dividing the aggregate exercise price (initially $3.00 million for each warrant) by the adjusted exercise price.

In addition to the foregoing, for so long as any portion of the BRG Initial Warrant remains outstanding, and commencing on March 31, 2011, The Company is required to pay to BRG on each March 31, June 30, September 30 and December 31, a quarterly payment equal to:  the product of (A) the quotient of (x) the remaining unexercised amount of the BRG Initial Warrant as of the third business day preceding such quarterly payment date (initially $3.00 million), divided by (y) the warrant exercise price as of the third business day preceding the quarterly payment date (initially $0.5261 and subject to adjustments), multiplied by (B) $0.01 per share (each a “BRG Quarterly Payment”).  The current BRG Quarterly Payment is $0.06 million beginning March 31, 2011.  The Company, in its discretion, may pay the BRG Quarterly Payments in cash or in shares of common stock (such shares to be issued as BRG Quarterly Payments are referred to herein as the “BRG Quarterly Payment Shares”) determined by dividing the BRG Quarterly Payment by the Average Market Price (as defined in the BRG Agreement) on the third business day prior to the applicable BRG Quarterly Payment date.

Maximum Number; Limitation on Sales under Stock Purchase Agreement and Warrants.

Pursuant to the BRG and Fletcher Agreements, we cannot issue to BRG or Fletcher, and neither BRG nor Fletcher can purchase, additional shares of our common stock to the extent such issuance would result in either BRG and Fletcher beneficially owning an aggregate number of shares of common stock greater than the Maximum Number (as defined below), unless BRG and Fletcher deliver a notice to the Company electing to increase the Maximum Number at least 65 days prior to the date of increase in the Maximum Number.  The “Maximum Number” is the number of shares of our common stock equal to 9.9% of the aggregate number of outstanding shares of common stock calculated on a monthly basis based on the total number of outstanding shares of common stock outstanding on the last day of the applicable month.  Pursuant to the BRG and Fletcher Agreements, we are required to deliver to Fletcher and BRG on or before the tenth day of each calendar month a notice (the “Outstanding Share Notice”) stating, among other things, the aggregate number of shares of our common stock outstanding as of the last day of the preceding calendar month.  If the Outstanding Share Notice reflects a decrease in the number of our outstanding shares of common stock from the number reflected in the Outstanding Share Notice for the prior month, the Maximum Number will be deemed to decrease immediately such that the Maximum Number equals 9.9% of the aggregate number of outstanding shares of common stock reported on the most recent Outstanding Share Notice.  If the Outstanding Share Notice reflects an increase in the number of our outstanding shares of common stock from the number reflected in the Outstanding Share Notice for the prior month, then on the 65th day after delivery of the Outstanding Share Notice, the Maximum Number will be increased to a number equal to 9.9% of the aggregate number of outstanding shares of our common stock reported on the new Outstanding Share Notice. The Maximum Number as of December 31, 2010 is 11.66 million shares of common stock based on the Outstanding Share Notice delivered to Fletcher on October 7, 2010.  The Maximum Number will increase to 12.94 million shares of common stock effective May 9, 2011, based on the Outstanding Share Notice delivered to Fletcher on March 10, 2011.  BRG and Fletcher have the right to increase the Maximum Number above the 9.9% limitation by delivering a notice to the Company electing to increase the Maximum Number at least 65 days prior to the date of increase in the Maximum Number.  Any shares of common stock that would have been issued to Fletcher or BRG pursuant to the Fletcher and BRG Agreements or upon exercise of either the Fletcher and/or BRG Initial Warrants or the Fletcher and/or BRG Subsequent Warrants but for the limitations on the Maximum Number shall be deferred and shall be delivered to Fletcher or BRG, as appropriate, promptly and in any event no later than three business days after the date such limitations cease to restrict the issuance of such shares (whether due to an increase in the Maximum Number so as to permit such issuance, the disposition by Fletcher and/or BRG of shares of common stock or any other reason) unless Fletcher and/or BRG has withdrawn the applicable notice to purchase or warrant exercise notice.  Based on information provided to the Company by Fletcher and BRG, Fletcher is deemed to beneficially own the shares beneficially owned by BRG but BRG does not beneficially own Fletcher’s shares.  As a result, Fletcher may currently beneficially own more than the Maximum Number.

Line of Credit

On January 15, 2011, the Company fully repaid the outstanding balance on its revolving line of credit of $0.25 million as well as the applicable interest due from the proceeds received from the payment of the BRG subscription price noted above.

Exchange of Convertible Promissory Notes

On February 7, 2011, the Company entered into an exchange agreement (the “Exchange Agreement”) with Gemini Master Fund, Ltd., and Manchester Securities Corp. (each a “Holder”) pursuant to which, in exchange for the surrender and cancellation of outstanding convertible promissory notes in aggregate initial principal face amount of $2.00 million, the Company issued to each Holder a convertible Exchange Note in the aggregate original principal amount of $1.20 million, non-interest bearing unless there is an event of default thereunder, with a maturity of January 31, 2013, and a warrant to purchase 3.33 million shares of common stock, with a net, or so-called “cashless,” exercise provision, at an exercise price provided in the Exchange Agreement.  The Holders had acquired the outstanding convertible promissory notes from Robert T. Healey and William J. Healey.  The notes continue to be guarantied by the Company’s subsidiary, Inventa Technologies, Inc.  There had not been an Event of Default under the terms of the outstanding convertible promissory notes prior to or at the time of the exchange.

If the Conversion Price, as defined below, is less than the Fixed Price, as defined below, then the Company may, at its election, in lieu of issuing such number of underlying shares:

(A)	issue such number of underlying shares as is determined by dividing the principal amount being converted by the Fixed Price, and

(B)
pay in cash to the Holder an amount equal to the product of (1) the difference between (x) the number of underlying shares which would have been issued if the Company did not make such election and (y) the number of underlying shares which was actually issued pursuant to clause (A) above, multiplied by (2) the Market Price, defined below, as of the conversion date.

The Conversion Price is the lesser of (a) the Fixed Price and (b) 80% of the average of the three lowest daily closing bid prices during the 22 consecutive trading days immediately preceding the conversion date on which the Holder elects to convert all or part of the Note.  The Fixed Price is equal to $0.59 per share, subject to adjustment as set forth in the Exchange Agreement. The Market Price is the closing sale price per share of common stock on the principal market on the trading day next preceding date on which such price is being determined.

Through March 29, 2011, the Holders have converted $0.75 million of the aggregate $2.40 million adjusted face amount of the Notes. The Company has issued 1.27 million shares and paid or will pay $0.49 million in cash to make up the difference between the actual and minimum conversion price of $0.59 per share.

Note and Warrant Purchase Agreements

On March 3, 2011, the Company entered into Note Purchase Agreements and Warrant Purchase Agreements with certain investors (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Purchasers purchased and the Company sold senior secured promissory notes in the aggregate initial principal face amount of $8.40 million, bearing a 5% coupon in addition to an original issuance discount and with an initial maturity of March 3, 2016.  Pursuant to the Warrant Purchase Agreements, the Purchasers purchased and the Company sold to the Purchasers five year Series B Warrants initially covering an aggregate of 28.47 million shares of the Company’s common stock, subject to possible adjustment, and initially exercisable at $0.59 per share, subject to possible adjustment and possibly including a “Make Whole Amount” payment as defined therein.  Pursuant to the Note Purchase Agreements, the Company received gross proceeds of $0.50 million for the notes and an aggregate of $6.25 million was placed into escrow accounts. Pursuant to the Warrant Purchase Agreements, the Company received gross proceeds of $0.25 million.

The Series B Warrants may be exercised, at the election of the holder, by payment of cash, through the surrender of a principal amount due on the note equal to the aggregate exercise price of the warrants, or under certain circumstances, through a “cashless exercise” for a net number of shares according to a formula set forth in the Warrant Purchase Agreements.

The Company will only be entitled to the amounts held in escrow when it is disbursed to the Company from the escrow account in connection with exercise of Series B Warrants at the Purchaser’s election through the surrender of a principal amount due on the note as described below and in the notes and the escrow agreements. In connection with an exercise through the surrender of a principal amount due on the note, cash will be released to the Company from escrow to the extent that the aggregate exercise price is in excess of any Make Whole Amount due to the Purchaser(s) and if certain conditions are satisfied. Those conditions include (a) that the aggregate unpaid principal amount of the Notes is equal to or less than $7.65 million prior to such note principal reduction and (b) the adjusted exercise price as defined therein is at least $0.15 per common share.  Alternatively, cash will be released to the Purchaser(s) if the aggregate exercise price is less than any Make Whole Amount due to the Purchaser(s). Instead of releasing cash from escrow, the Company may elect to pay any Make Whole Amount out of cash on hand or through an increase, or accretion, in principal of the Notes and a corresponding increase to the number of shares subject to the Series B Warrant(s) (an In-Kind Make Whole). The In-Kind Make Whole is also subject to certain conditions and limitations.

For example, if a Purchase exercises a Series B Warrant by note principal reduction, the note principal will be reduced by the amount of the aggregate exercise price and the Company will receive cash from escrow equal to the aggregate expercise price.  If any Make Whole Amount is due in connection therewith, then the Make Whole Amount will be deducted from the proceeds delivered to the Company and will be delivered to the Purchaser, with the Company receiving the balance thereof, if any. Alternatively, the Company may pay the Make Whole Amount to the Purchaser for the shortfall between the actual exercise price and $0.59 per share out of available cash on hand or, under certain circumstances, through an In-Kind Make Whole adjustment to the Note(s) and Series B Warrant(s).

After March 3, 2013, or earlier upon certain events, one or more Purchasers can give notice to the Company (a “Put Notice”) to cause the Company to redeem, in cash, all or any part of the remaining Principal Amount and all accrued but unpaid interest thereon (the “Put Amount”).

The Company, the Purchasers and an agent also entered into a security agreement pursuant to which the Company granted blanket security interests in all of its assets, and a registration rights agreement pursuant to which the Company granted securities registration rights to the Purchasers.  The Note Purchase Agreements were guarantied by the Company’s subsidiary, Inventa Technologies, Inc.

Pursuant to the Note Purchase Agreements, each Purchaser has a 12-month additional investment right to purchase additional 5% Senior Secured Notes on the same terms as those set forth in the Note Purchase Agreements.  In addition, pursuant to the Warrant Purchase Agreements each Purchaser has a 12-month additional investment right to purchase additional Series B Warrants on the same terms as those set forth in the Warrant Purchase Agreements.  Pursuant to the Note Purchase Agreements and Warrant Purchase Agreements, the Company agreed to certain negative covenants that, among other things and subject to certain specified exceptions, prohibit the Company from incurring additional indebtedness, paying dividends on its capital stock or pledging assets.

Employees

As of December 31, 2010, we had 68 full-time employees, all based in the United States. We have not experienced work stoppages, are not subject to any collective bargaining agreement and believe that our relationship with our employees is good.  However, as noted above, we terminated the employment of 20 employees as of January 4, 2011 as a result of a customer not renewing its Professional Services contract.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15 (d) of the Securities and Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.ants.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission “SEC.” The information posted on our website is not incorporated into this Annual Report on Form 10-K.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15 (d) of the Securities and Exchange Act of 1934, as amended, may also be read and copied by any person at the SEC’s Public Reference Room located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  Our reports and other documents filed electronically under the Act may also be found at the SEC’s website at http://www.sec.gov.

Executive Officers

ANTs executive officers and principal employees as of December 31, 2010:

Name	Age	Position

Joseph Kozak	61	Chairman, Chief Executive Officer and Class 1 Director (term expires in 2013)

David A. Buckel	49	Chief Financial Officer

Rick Cerwonka	59	Chief Operating Officer

Joseph Kozak – Chairman, Chief Executive Officer and Class 1 Director

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

Dave Buckel – Chief Financial Officer

On January 18, 2010, Mr. Buckel joined ANTs as Chief Financial Officer. For more than 15 years, Mr. Buckel has served as Chief Financial Officer for a number of public and private companies in the IT and technology industries. He has worked under a wide range of circumstances from startup ventures, consolidations and turnaround situations to leading fast growing profit driven corporations. Mr. Buckel brings to ANTs extensive experience in SEC reporting, Sarbanes-Oxley compliance, investor relations, corporate development and the capital markets. He has held high level positions including public and private company board of director roles and has chaired and been a key member of both the audit and compensation committees for a number of public companies. Prior to joining ANTs, Buckel served as CFO for Ryla Inc., a fast growing call center solutions provider that was acquired. He also served as CFO for Internap Network Services, an industry leader in route control technology and a provider of high-performance solutions for business critical applications and Interland Inc., a publicly-traded applications hosting and Web services consulting company. Mr. Buckel received his MBA from Syracuse University and a bachelor’s degree in accounting from Canisius College. He is a Certified Management Accountant, CMA, by the Institute of Management Accountants.

Rick Cerwonka – Chief Operating Officer

Rick Cerwonka was appointed Chief Operating Officer of the Company effective August 17, 2009. Mr. Cerwonka joined Inventa in January 2000 as Vice President of Managed Services and was named President and Chief Executive Officer in December 2002. Before joining the Company, Mr. Cerwonka founded XTEND-Tech, Inc., which offered full-service applications management and support to Fortune 500 clients in finance, telecommunications, manufacturing, government and banking. Prior to XTEND-Tech, Inc., Mr. Cerwonka was Vice President of the Enterprise Solutions Division for the Southern States Area for Sybase, Inc.

ITEM 1A. RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our business since it operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-K, and the risks discussed in our other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

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

Economic Risks

The fragile state of the worldwide economy could affect the Company in numerous ways. The effects of the  ongoing worldwide economic crisis has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, has impacted levels of consumer spending, and may impact our business, operating results, or financial condition. The ongoing worldwide economic crisis, weakness in the credit markets and significant liquidity problems for the financial services industry may also affect our financial condition in a number of ways.   We might face increased problems in collecting our trade receivables, notes, and other obligations receivable. Since we rely on those receivables to finance our ongoing business operations, failure to collect our receivables might cause our business and operations to be severely and materially adversely affected.  Also, we may have difficulties in securing additional financing.

Business Risks

We have a history of losses and a large accumulated deficit and we may not be able to achieve profitability in the future.

For the years ended December 31, 2010 and 2009 we incurred net losses applicable to common stockholders of $43.73 million and $25.31 million, respectively.  Our accumulated deficit totals $156.97 million and $113.24 million at December 31, 2010 and 2009, respectively.  There can be no assurance that we will be profitable in the future.  If we are not profitable and cannot obtain sufficient capital from non-operating sources, we may have to cease our operations.

We may not be able to continue as a going concern.

The opinion of our independent registered accounting firm included an explanatory paragraph in their report in connection with our accompanying consolidated financial statements as of and for the years ended December 31, 2010 and 2009 stating that there was substantial doubt about our ability to continue as a  going  concern.  See “Report of Independent Registered Public Accounting Firm” and the notes to the accompanying consolidated financial statements as of and for the years ended December 31, 2010 and 2009.  During such years we experienced significant operating losses ($16.93 million for the year ended December 31, 2010 and $8.35 million for the year ended December 31, 2009), liquidity constraints and negative cash flows from operations.  We anticipate that current cash resources will be sufficient for us to execute our business plan into the second quarter of  2011.  If we are not profitable to generate positive cash flow and cannot obtain sufficient capital from non-operating sources to fund operations and pay liabilities in a timely manner, we may have to cease our operations. Securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing.  A failure to obtain additional financing and generate positive cash flow from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of our product and technology. This leaves substantial doubt as to our ability to continue as a going concern.

If we default on or fail to timely pay amounts due for notes, trade payables or other liabilities, our creditors may initiate bankruptcy proceedings against us.

We owe various amounts to debt holders and trade creditors for notes, trade payables and other liabilities. We may, due to constraints caused by negative operating cash flow and a failure to raise additional operating capital through financing, be unable to meet required payment terms or requirements. In that event, our creditors may initiate bankruptcy proceedings against us.

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

We have granted to BRG and Fletcher certain “down-round” protections that may make it more difficult for us to raise capital in the future.

Pursuant to the Fletcher and BRG Agreements, we have granted to Fletcher and BRG certain protections that require that we issue additional shares of common stock to Fletcher and BRG and/or reduce the exercise price of the warrants and increase the number of shares issuable under the warrants issued to Fletcher and BRG in the event we issue or sell, or are deemed to have issued and sold, shares of our common stock at prices below the purchase price paid, or exercise price payable, by Fletcher or BRG.  The increase in the number of shares issuable upon exercise of the Fletcher and BRG Initial Warrants also will increase the amount of the quarterly payments owed by the Company to each of Fletcher and BRG.  By way of example, the Fletcher Agreement required that we issue to Fletcher an additional 4.15 million shares of common stock as a result of the issuance to BRG of stock and warrants under the BRG Agreement at a price below that previously paid by Fletcher.  Further, the Fletcher Initial Warrant to purchase common stock granted by the Company to Fletcher under the Fletcher Agreement has been adjusted to reduce the exercise price of the warrant to $0.5261 per share (from $0.903).  As a result, the Fletcher Initial Warrant now represents the right to purchase up to 19.01 million shares of our common stock at a cash exercise price of $0.5261 per share.  The increase in the number of shares issuable to Fletcher under the Fletcher Initial Warrant also causes an increase in certain quarterly payments payable by the Company under the Fletcher Agreement.  Based on information provided to the Company by Fletcher and BRG, Fletcher is deemed to beneficially own the shares beneficially owned by BRG but BRG does not beneficially own Fletcher’s shares.  From publicly-filed documents, it is the Company’s understanding that BRG is a wholly-owned subsdiary of Fletcher. Such provisions may make it more difficult to raise capital through the sale of shares of our common stock or securities convertible into shares of our common stock.

We Have Entered into Transactions that could Result in the Issuance of a Substantial Number of Shares of Our Common Stock Resulting in Significant Dilution to Existing Investors although management currently does not believe this to be the case.

Background.  As described in more detail under “Item 1. Business—Issuance of Shares of Common Stock and Warrants to Fletcher International Ltd” and “—Issuance of Shares of Common Stock and Warrants to BRG Investments, LLC,” as well as in note 13 to the accompanying consolidated financial statements, we entered into the Fletcher Agreement on March 12, 2010, as amended on July 15, 2010 and the BRG Agreement on December 31, 2010 (the BRG Agreement together with the Fletcher Agreement, are referred to as the “Prior Stock Purchase Agreements”), pursuant to which we issued and sold to each of Fletcher and BRG shares of our common stock, warrants to purchase common stock and other rights to acquire shares of common stock in the future.

Pursuant to the Prior Stock Purchase Agreements, if at any time within one year following any closing date of the issuance and sale of our common stock under the applicable Prior Stock Purchase Agreement or the closing of any exercise of any warrant granted under the Stock Purchase Agreements (each, a "Diluted Investment Closing"), there is (i) a public disclosure of Company's intention or agreement to engage in a Future Equity Issuance (as defined below), or (ii) a consummation of a Future Equity Issuance, in either case at a Later Issuance Price (as defined below) per share below the purchase price or exercise price per share paid or deemed paid for the shares of common stock acquired at the applicable Diluted Investment Closing, we are required to issue and deliver a number of shares of common stock to Fletcher and/or BRG (as applicable) calculated in accordance with the formula set forth in the Prior Stock Purchase Agreements.  As a result of the provisions, the Company would be required to issue enough shares to Fletcher and/or BRG to effectively lower their purchase price for the shares acquired in the Diluted Investment Closing to the Later Issuance Price.

At the same time, the exercise price of the warrants issued to Fletcher and BRG under the Prior Stock Purchase Agreements is automatically reduced to equal the lesser of (A) the exercise price as then in effect and (B) the Later Issuance Price, and the number of shares issuable (as defined below) upon exercise in full of the warrants is correspondingly increased.

The Prior Stock Purchase Agreements define the term “Future Equity Issuance” as any sale or issuance to any person or entity of any shares of, or securities convertible into, exercisable or exchangeable for, or whose value is derived in whole or in part from, any shares of any class of Company's capital stock, other than certain specifically excluded issuances.  The Prior Stock Purchase Agreements define the term “Later Issuance Price” as the lowest price per share of common stock paid or payable by any person or entity in the Future Equity Issuance, including, in the case of options, warrants, convertible preferred stock, convertible notes or other securities convertible, exchangeable or exercisable into or for common stock, the lowest price per share at which such conversion, exchange or exercise may occur on any future date.

Pursuant to the Prior Stock Purchase Agreements, we cannot issue to Fletcher or BRG, and Fletcher and BRG cannot purchase, additional shares of or common stock to the extent such issuance would result in Fletcher or BRG, as applicable, beneficially owning an aggregate number of shares of common stock greater than the Maximum Number, unless Fletcher or BRG delivers 65 days’ prior notice to the Company electing to increase the Maximum Number.  The Maximum Number is the number of shares of our common stock equal to 9.9% of the aggregate number of outstanding shares of common stock calculated on a monthly basis based on the total number of outstanding shares of common stock on the last day of the applicable month.  Pursuant to the Prior Stock Purchase Agreements, we are required to deliver the Outstanding Share Notice to each of Fletcher and BRG on or before the tenth day of each calendar month a notice stating, among other things, the aggregate number of shares of our common stock outstanding as of the last day of the preceding calendar month.  Fletcher and BRG have the right to waive the Maximum Share provisions upon 65 days notice to the Company.  In that event, we would be required to issue to Fletcher and BRG any shares that we did not previously issue due to the Maximum Number limitation.

Based on information provided to the Company by Fletcher and BRG, Fletcher is deemed to beneficially own the shares beneficially owned by BRG but BRG does not beneficially own Fletcher’s shares.  From publicly-filed documents, it is the Company's understanding that BRG is a wholly-owned subsidiary of Fletcher. As a result, Fletcher may currently beneficially own more than the Maximum Number.

In summary, these provisions require that if we issue shares of stock, or securities, notes or warrants convertible into shares of common stock, in a Future Equity Issuance at a price (or deemed price) per share less than the price previously paid, or deemed paid, by Fletcher or BRG, we are required to issue to Fletcher and/or BRG a number of additional shares of common stock that would lower their effective purchase price to the Later Issuance Price in the Future Equity Issuance.  Likewise, the Prior Stock Purchase Agreements require an adjustment to the exercise price of the warrants issued to Fletcher and BRG to the Later Issuance Price in the event of a Future Equity Issuance along with an inverse adjustment to the number of shares subject to purchase under the warrants.

Recent Transactions.  On February 7, 2011, we entered into an Exchange Agreement with Gemini Master Fund, Ltd., and Manchester Securities Corp. (each a “Holder”) pursuant to which, in exchange for the surrender and cancellation of outstanding convertible promissory notes in aggregate initial principal face amount of $2.00 million, the Company issued to the Holders convertible Exchange Notes in the aggregate original principal amount of $2.40 million and warrants to purchase an aggregate of 6.67 million  shares of common stock.  See the more detailed description in “Item 1. Business—Exchange of Convertible Promissory Notes” and in note 21 to the accompanying consolidated financial statements.

The Exchange Notes are convertible, at the option of the respective Holders, into shares of the Company’s common stock at a Conversion Price equal to the lesser of (a) $0.59 per share (subject to adjustment) and (b) 80% of the average of the three lowest daily closing bid prices as reported on the OTCBB (or other market on which the stock is then traded) during the 22 consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of its Exchange Note.  This amount is referred to as the “Formula Price.”  Upon conversion of the Exchange Notes, the outstanding principal amount elected to be converted is converted into such number of shares of common stock as is determined by dividing the outstanding Principal Amount being converted by the then applicable Conversion Price, provided that if the Conversion Price is less than $0.59 per share, then the Company may, at its election, in lieu of issuing such number of shares of common stock:

(A)  issue such number of shares of common stock as is determined by dividing the outstanding Principal Amount being converted by $0.59 per share, and

(B)  pay in cash to the Holder, within three trading days following the conversion date, an amount equal to the product of (1) the difference between (x) the number of shares of common stock which would have been issued if the Company did not make the election to pay cash and (y) the number of shares of common stock that was actually issued in the conversion multiplied by (2) the market price as of the day before the conversion date.

Although the Company has the option to issue shares at the Conversion Price of $0.59 per share and pay cash for the balance, the Company could actually issue shares of common stock at the then applicable Conversion Price rather than pay any portion in cash, for example, if the Company did not have sufficient cash to fund the cash portion of the conversion if and when the Holders convert the Exchange Notes.  As a result, the Company would have to issue more shares at a lower conversion price in the event that Later Issuance Price of the common stock as described above is below $0.7375 at the time of conversion since 80% of any lower price will be below $0.59.  There is no maximum number of shares issuable upon conversion of the Exchange Notes.

Since there is no floor price in the computation, there is no maximum number of shares that can be issued under the terms of the Exchange Notes other than the statutory requirement under Delaware law that shares cannot be issued for less than the par value of the Company’s common stock, or $0.0001 per share.  As a result, it is possible that the Conversion Price under the Exchange Notes, and the exercise price under the related warrants, could be as low as $0.0001 per share.

However, if the Company does not have sufficient cash to fund the cash portion of the conversion if and when the Holders convert the Exchange Notes, the Company could nevertheless elect to issue only those shares based on the Conversion Price of $0.59 per share and be in breach of the Exchange Notes for failure to make the cash payment outlined above in paragraph (B).

On March 3, 2011, the Company entered into Note Purchase Agreements and Warrant Purchase Agreements with certain Purchasers. Pursuant to the Note Purchase Agreements, the Purchasers purchased and the Company sold senior secured promissory notes in the aggregate initial principal face amount of $8.40 million, bearing a 5% coupon in addition to an original issuance discount and with an initial maturity of March 3, 2016.  Pursuant to the Warrant Purchase Agreements, the Purchasers purchased and the Company sold to the Purchasers five year Series B Warrants initially covering an aggregate of 28.47 million shares of the Company’s common stock, subject to possible adjustment, and initially exercisable at $0.59 per share, subject to possible adjustment and possibly including the  Make Whole Amount payment as defined therein.  Pursuant to the Note Purchase Agreement, the Company received gross proceeds of $0.50 million for the notes and an aggregate of $6.25 million was placed into escrow accounts. Pursuant to the Warrant Purchase Agreements, the Company received gross proceeds of $0.25 million. See the more detailed description in “Item 1. Business—Note and Warrant Purchase Agreements” and in note 21 to the accompanying consolidated financial statements.

Impact Under Prior Stock Purchase Agreements.  The Exchange Agreement and Note and Warrant Purchase Agreements were Future Equity Issuances for purposes of the Prior Stock Purchase Agreements.  Any issuance of shares of common stock by the Company pursuant to the Exchange Agreement or Note and Warrant Purchase Agreements for a price lower than the price paid, or deemed paid, pursuant to the Prior Stock Purchase Agreements would cause the Company to issue additional shares of stock to Fletcher and/or BRG or modify the terms of their respective warrants. However, it is the Company’s position that entering into the Exchange Agreement and Note and Warrant Purchase Agreements do not, in and of themselves, require the Company to issue additional shares to Fletcher and/or BRG or modify the terms of their respective warrants. Entering into the Exchange Agreement and Note and Warrant Purchase Agreements does not cause any dilution to Fletcher or BRG, only the possibility of dilution. Therefore, the Company does not anticipate the need to issue additional shares to Fletcher and/or BRG or modify the terms of their respective warrants until such time as the Company issues shares pursuant to the Exchange Notes or Note and Warrant Purchase Agreements for a price lower than the price paid, or deemed paid, pursuant to the Prior Stock Purchase Agreements. If the Company were to issue shares pursuant to the Exchange Notes or Note and Warrant Purchase Agreements at a lower price, it is possible that the Company would not have sufficient authorized and available shares to issue to all of the entitled parties which could possibly include the Holders noted above). Fletcher and/or BRG may disagree with the Company’s position and assert that they are due shares upon entering into these subsequent transactions, because of (1) the possibility of issuing shares at a lower Later Issuance Price pursuant to the Exchange Agreement, and/or (2) paying cash for any shortfall between the fixed and effective conversion prices under either the Exchange Agreement or Note and Warrant Purchase Areements may be construed to be an issuance at a lower Later Issuance Price. The absolute lowest price that shares could potentially be issued under the Exchange Agreement specifically is the par value of the Company’s common stock, or $0.0001 per share. Calculating the number of shares issuable to Fletcher and BRG based on par value would result in the Company potentially issuing billions of shares of common stock, for which the Company does not have sufficient authorized and unissued shares available and would result in the Company being in breach of the Prior Stock Purchase Agreements. The Company has been in ongoing negotiations with Fletcher and BRG to clarify and eliminate any ambiguities with respect to whether entering into the Exchange and Note and Warrant Purchase Agreements could require us to issue any additional shares to Fletcher and/or BRG. The Company cannot guarantee that it will be successful in defending its position that no shares are currently issuable to Fletcher or BRG and that their respective warrants should be modified, or negotiating an outcome with Fletcher and BRG that is favorable to the Company.

The “down-round” protections granted to Fletcher and BRG are accounted for as derivative liabilities at fair value in our consolidated financial statements that may cause our results of operations to fluctuate.

Pursuant to the Fletcher and BRG Agreements, we have granted to Fletcher and BRG certain protections that require that we issue additional shares of common stock to Fletcher and BRG and/or reduce the exercise price of the warrants and increase the number of shares issuable under the warrants in the event we issue or sell, or are deemed to have issued and sold, shares of our common stock at prices per share below the purchase price per share paid, or exercise price payable, by Fletcher or BRG, as the case may be. Such anti-dilution protections are also known as “down-round” protections. We account for warrants with down-round protection as derivative liabilities. Subsequent to December 31, 2010, the Company has entered into other agreements with embedded derivatives. These derivative liabilities are measured at fair value at inception and at the end of each fiscal quarter with the changes in fair value at the end of each quarter reflected in income or loss for the applicable quarter. Recording the initial fair value and subsequent changes in fair value of derivative liabilities may contribute to significant fluctuations in our results of operations.

In the event we do not satisfy our obligation to register for resale the shares issued to BRG, we will be liable for significant damages.

The BRG Agreement requires that the Company file registration statements with the SEC to register for resale the shares of common stock issued or to be issued to BRG pursuant to the BRG Agreement, the BRG Initial Warrant and the BRG Subsequent Warrant contingently issuable under the BRG Agreement.  In the event the initial registration statement for the shares already issued and issuable pursuant to the BRG Agreement and BRG Initial Warrant is not declared effective on or before March 31, 2011, the BRG Agreement requires that the Company pay substantial penalties to BRG.  We will not have the registration statement declared effective by the SEC before March 31, 2011 because of an unresolved interpretive issue in the Fletcher and BRG Agreements. Assuming the registration statement covering the shares issued or issuable to BRG is declared effective between May 30 and June 29, 2011, and using the closing share price of $0.39 as of March 29, 2011, as the “Daily Market Price” under the BRG Agreement, the Company would be obligated to pay to BRG $0.13 million  for the first 30 days following March 31, 2011 and, using the same share price of $0.39, an increase over the prior 30 day period of $0.02 million, for each 30 days thereafter.  Based on these assumptions, the penalty would be estimated to be $0.45 million, representing $0.13 million, $0.15 million and $0.17 million for the first, second and third 30-day period, respectively, that the registration statement is not declared effective. Because payments are based in part on the daily price of our common stock, changes in the price of our common stock would change the total amounts payable to BRG and could be significant. The BRG Agreement does not provide a limit on the amount that the Company would be obligated to pay to BRG for not having an effective registration statement. We will attempt to negotiate a waiver or reduction of the penalty based on the cause of the late filing of the registration statement.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers, including Joseph Kozak, our Chief Executive Officer, Rick Cerwonka, our Chief Operating Officer, and David Buckel, our Chief Financial Officer, and other key employees.  There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a material adverse effect on us.  In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel.  Our inability to attract and retain the necessary personnel could have a material adverse effect on us.

We depend on a limited number of customers and losing one customer may adversely affect a significant portion of our revenue and we did recently experience the non-renewal of a significant customer contract.

During 2010, our two largest customers accounted for approximately 91% of our net revenues.  Revenues from the largest customer were $4.41 million, or 71% of revenues while revenues from the second largest customer were $1.24 million, or 20% of revenues, both net of trade discounts.  The contract with the largest customer expired on December 31, 2010 and was not renewed by the customer. As a result of the customer not renewing their contract, the Company terminated the employment of 20 employees and 14 contractors, eliminating $3.60 million of annualized salaries, commissions, contract labor costs and estimated payroll taxes and benefits. Stock-based compensation for these 34 individuals was an additional $4.59 million for the year ended December 31, 2010. Total related cash severance costs recorded as of December 31, 2010 are less than $0.03 million and total non-cash severance charges related to acceleration of non-vested restricted stock units that were scheduled to vest on April 1, 2011 is estimated to be less than $0.02 million. A decrease in revenue from any of our largest customers for any reason, including a decrease in pricing or activity, or a decision to either utilize another vendor or to no longer use some or all of the products and services we provide, could have a material adverse effect on our business, financial condition and results of operations. The Company also incurred non-cash impairment charges of $3.74 million related to acquired proprietary technology, customer relationships and trade name intangible assets and reduced the remaining useful life of customer relationships from approximately 7.5 years to 3.0 years.  If the Company is not able to acquire new customers and retain existing customers to bring in needed funds, it could have a material and adverse effect on the Company.

We rely upon reselling partners and independent software vendors for sales of ACS and they may not effectively sell or service our products.

All of our sales of ACS to date have been, and we believe a significant portion will continue to be, made through reselling partners and independent software vendors (together “Partners”).  For the year ended December 31, 2010, we recognized $0.20 million of revenue from IBM under the IBM OEM Agreement. Our success may depend on the continued sales efforts of Partners, and identifying and entering into agreements with additional Partners.  The use of Partners involves certain risks, including risks that they will not effectively sell or support our products, that they will be unable to satisfy their financial obligations with us, and that they will cease operations.  Any failure of the IBM OEM Agreement or other similar agreements to generate significant revenue for any reason, including reduction, delay or loss of orders from Partners may harm our results, including significant operational, restructuring and/or impairment charges. There can be no assurance that we will identify or engage qualified Partners in a timely manner, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Although no such competing products now exist, competitors may develop and release competing products in the future which may decrease our ability to sell our ACS product.

Currently, there are very few companies that are marketing and selling database migration software.  However, other companies will likely develop database migration programs which are similar to the product developed by us and attempt to sell their products to the same customers we are now approaching.  If customers determine that the competing products are less expensive, easier to use, or offer increased functionality, among other things, customers may chose to purchase the competitors' migration program rather than ours.  If potential customers chose to purchase a database migration program other than ACS, the Company may not be able to generate enough cash from sales to fund further development or pay necessary expenses.  The development of a competing database migration program could have a materially adverse effect on the Company.

Our results of operations have fluctuated in the past and may continue to fluctuate, which could have a negative impact on the price of our common stock.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuation in our operating results may cause the market price of our common stock to decline. We expect to experience continued fluctuations in our operating results in the near future due to a variety of factors, including:

●	changes in the fair value of our derivative liabilities as noted above;

●	the level of revenue generated through the IBM OEM Agreement, other potential sales agents or internally;

●	the loss of any additional significant customers;

●	fluctuations in the demand and sales cycle for our services;

●	competition and the introduction of new services by competitors;

●	integration of people, operations, products and technologies of acquired businesses;

●	general economic conditions; and

●	any impairments or restructurings charges that we may incur in the future.

In addition, fluctuations in our results of operations may arise from strategic decisions we have made or may make with respect to the timing and magnitude of new software development efforts. These and other factors discussed in this Annual Report could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expense, depreciation and amortization and interest expense. Our results of operations, therefore, are particularly sensitive to fluctuations in revenue. Because our results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future, we can offer no assurance that the results of any particular period are an indication of future performance in our business operations. Fluctuations in our results of operations could have a negative impact on our ability to raise additional capital and execute our business plan. Our operating results in one or more future quarters may fail to meet the expectations of investors, which could cause an immediate and significant decline in the trading price of our stock.

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

If the Company has a judgment entered against it in any of the pending lawsuits in which it is a defendant, the Company may be required to pay a substantial sum.

Currently, the Company is a defendant in several lawsuits (discussed in more detail in Item 3).  While the Company is vigorously defending against these suits and believes that each is unmeritorious, the courts may find us liable for damages under these claims and be required to pay substantial sums to the plaintiffs in addition to its own attorneys’ fees.  If this is the case, we may not have enough cash on hand to make the payment or the ability to seek funding to pay the judgment amount.  The payment of such judgment and fees may have a materially adverse effect on us and we may have to cease operations.

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

We have indemnified our officers and directors and may be responsible for paying indemnified monetary liabilities.

We have agreed to indemnify our officers and directors against possible monetary liability to the maximum extent permitted under Delaware law. In the event our officers and directors incur damages or expense costs in connection with their service with us, we will be required to pay such damages and costs which could have a material adverse effect on our ability to operate as a going concern.

Market acceptance of our products and services is not guaranteed and our business model is evolving.

We are at an early stage of development and our revenue depends upon market acceptance and utilization of our products and services, including the recent release of the ACS for Sybase to DB2.  Our products are under constant development and are still maturing.  There can be no assurance that our product and technology development or support efforts will result in new products and services, or that they will be successfully introduced.

Market concerns regarding our financial viability and the economy may adversely affect customer buying decisions.

Customers may be reluctant to purchase products from us because they may be concerned about our financial viability and our ability to provide a full range of support services.  Given these risks, customers may only be willing to purchase our products, if at all, through partners who are not faced with similar challenges. We may have difficulty finding partners to resell our products.  Also, due to current economic conditions, including the current recession, some potential customers may have tightened budgets for evaluating new products and technologies and the evaluation cycles may be much longer than in the past.

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

Our ACS product is at an early stage and our business model is not well established.

We began developing ACS in 2007 and have only recently begun selling the product through the IBM OEM Agreement. Through the IBM OEM Agreement, we receive royalties based on the license revenue recorded by IBM. We are also designated as a preferred supplier for ACS implementation services.  We have not yet established definitive pricing for ACS implementation services and have only preliminary estimates as to the possible revenues and expenses associated with sales, support and delivery.  It is possible that we will not generate enough revenue to offset the expenses and that the ACS line of business will not be profitable.

We will need to continue our product development efforts as our future operations depend on our ability to expand our current products and development new products, which cannot be assured.

We believe that the market for our products will be characterized by increasing technical sophistication.  We also believe that our eventual success will depend on our ability to continue to provide increased and specialized technical expertise.  There is no assurance that we will not fall technologically behind competitors with greater resources.  Although we believe that we enjoy a lead in our product development, and believe that our patent application for ACS and trade secrets provide some protection, we will need significant additional capital in order to maintain that lead over competitors who have more resources.

We face rapid technological change that may limit our ability to effectively develop and market new products for future operations.

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

Financing Risks

 A failure to obtain financing and generate positive cash flow from operations could prevent us from executing our business plan or operate as a going concern.

We anticipate that current cash resources will be sufficient for us to execute our business plan into the second quarter of 2011.  If further financing is not obtained, including the potential subsequent investments by Fletcher and/or BRG under the Fletcher and BRG Agreements, and we are unable to generate positive cash flow from operations, we will not be able to continue to operate as a going concern.  We believe that securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies will be difficult and there is no assurance of our ability to secure such financing.  A failure to obtain additional financing and generate positive cash flows from operations could prevent us from making expenditures that are needed to pay current obligations, allow us to hire additional personnel and continue development of our product and technology.  If we raise additional financing by selling equity or convertible debt securities, the relative equity ownership of our existing investors would be diluted or the new investors could obtain terms more favorable than previous investors could.  Further, any such financings may trigger the down round protections included in the Fletcher and BRG Agreements thereby resulting in further dilution to our other stockholders.  If we raise additional funds through debt financing, we could incur significant borrowing costs and be subject to adverse consequences in the event of a default.

We have incurred indebtedness which will result in significant future payments.

We have incurred debt, including significant debt subsequent to December 31, 2010, and may incur substantial additional debt in the future.  Further, we have quarterly payment obligations under both the Fletcher and BRG Agreements.  A significant portion of our future cash flow from operating activities may be dedicated to the payment of interest, quarterly payments and the repayment of principal on our indebtedness.  There is no guarantee that we will be able to meet our debt service and quarterly payment obligations.  If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with our debt obligations, we will be in default.  Our indebtedness and quarterly payment obligations could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of another economic downturn.

The terms of the Fletcher and BRG Agreements may make it difficult to obtain financing from other parties.

The terms of the Fletcher and BRG Agreements, including the down-round protections, may make it more difficult to obtain additional financing from other parties due to the dilutive effects of such down-round protections, the ongoing quarterly payment obligations and other rights of Fletcher and BRG under the respective agreements.

Shareholder Risk

There is a limited market for our common stock that may cause shareholders to experience difficulty in selling their shares at times of their choosing.

Our common stock is not listed on any exchange and trades on the OTCBB.  As such, the market for our common stock is limited and is not regulated by the rules and regulations of any exchange.  Further, the price of our common stock and its volume in the OTCBB may be subject to wide fluctuations.  Our stock price could decline regardless of our actual operating performance, and stockholders could lose all or a substantial part of their investment as a result of industry or market-based fluctuations.  Our stock trades relatively thinly.  If a more active public market for our stock is not sustained, it may be difficult for stockholders to sell shares of our common stock.  Because we do not anticipate paying cash dividends on our common stock for the near future, stockholders will not be able to receive a return on their shares unless they are able to sell them.  The market price of our common stock will likely fluctuate in response to a number of factors, including but not limited to, the following:

•	sales, sales cycle and market acceptance or rejection of our products;

•	our ability to sign Partners who are successful in selling our products;

•	economic conditions within the database industry;

•	our failure to further develop and commercialize ACS;

•	the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and

•	domestic and international economic, business and political conditions.

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

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or future financial performance.  When used in this report, you can identify forward-looking statements by terminology such as “believes,” “anticipates,” “plans,” “predicts,” “expects,” “estimates,” “intends,” “will,” “continue,” “may,” “potential,” “would”, “could”, “should” and similar expressions.  These statements are only expressions of expectations.  Our actual results could, and likely will, differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth above and elsewhere in this report and including factors unanticipated by us and not included herein.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  The statements made in this prospectus are based on information which the Company believes to be complete and accurate as of the date of this prospectus.  We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.  Accordingly, we caution readers not to place undue reliance on these statements.

We have granted to Fletcher and BRG certain “down-round” protections that may result in a change in control of the Company.

The “down-round” protections may result in possible future issuances of stock for items such as subsequent investments, quarterly payments and anti-dilution features. The amount of stock that could be issued under these arrangements, although not known to the Company at this time, could result in issuances of stock in amounts that might effect a change in control of the Company.

The “down-round” protections we have granted to Fletcher, BRG, the Holders of the Exchange Notes and the Purchasers of the Series B Warrants may result in increased dilution to current and future shareholders.

The “down-round” protections that we have granted to Fletcher, BRG, the Holders of the Exchange Notes and the Purchasers of the Series B Warrants require a future issuance of shares to each based on the price of future issuances or sale to other shareholders or investors.  These “down-round” protections may also require the increase in the number of shares covered by warrants held by Fletcher, BRG, the Holders of the Exchange Notes and the Purchasers of the Series B Warrants or decrease the exercise price of the warrants, or both.  These additional issuances to Fletcher, BRG, the Holders of the Exchange Notes and the Purchasers of the Series B Warrants may dilute current shareholders’ stock holdings in us and discourage future investors from purchasing shares in us.

Our classified Board limits the ability of potential acquirers to acquire control through proxy contest.

Our Bylaws provide for a Board of Directors to be elected in three classes.  This classified Board may make it more difficult for a potential acquirer to gain control of us by using a proxy contest, since the acquirer would only be able to elect approximately one-third of the directors at each shareholders’ meeting held for that purpose.

Our securities may be de-listed from the OTCBB if we do not meet continued listing requirements.

If we do not meet the continued listing requirements of the OTCBB and our securities are de-listed by the OTC, trading of our securities would likely be halted. In such case, the market would be negatively affected and we could face difficulty raising capital necessary for our continued operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in San Francisco, California under a short-term lease that allows the Company a monthly termination option. The Company maintains a facility in Mt. Laurel, New Jersey, where we lease approximately 12,000 square feet of office space as of December 31, 2010. On September 9, 2009, the Company entered into a one-year lease for office space in Alpharetta, Georgia, beginning on November 1, 2009 for 1,500 square feet of office space for rent of $1,000 per month. On February 3, 2010, the Company amended the Alpharetta lease to rent an additional 1,500 square feet for additional rent of $1,050 per month through November 1, 2010. The Company further amended the Alpharetta lease to extend it through April 2011. The Company anticipates entering into a long-term lease in the near future for its office space in Alpharetta, Georgia.

ITEM 3. LEGAL PROCEEDINGS

On July 10, 2008, Sybase, Inc. (“Sybase”), an enterprise software and services company, filed a complaint against the Company for common law unfair business practices, and tortious interference with contractual relations, among other things, in the Superior Court of the State of California, County of Alameda.  Sybase was seeking an injunction and damages among other legal and equitable relief.  Sybase has been changing its damages and remedies claims and is now seeking rescission of its license of certain ANTs software source code and damages in connection therewith. A trial date, initially set for August 2010, was continued to April 2011, and is now being continued again, likely to October 2011. The Company believes that this lawsuit is without merit and intends to continue vigorously defending itself while seeking a settlement beneficial to the Company.

On August 22, 2008, a former ANTs employee filed a class action complaint against the Company on behalf of all current and former software engineers for failure to pay overtime wages and failure to provide meal breaks, among other things, in Superior Court of the State of California, County of San Mateo.  The former employee is seeking an injunction, damages, attorneys’ fees and penalties.  No trial date has yet been set. On March 9, 2011, the Court certified the class and a subclass consisting solely of former engineering employees who signed release agreements, with another former employee as the sub-class representative. The Company believes that this lawsuit is without merit and intends to continue vigorously defending itself.

On September 9, 2009, Kenneth Ruotolo, a former employee and officer of the Company, filed a complaint for breach of contract, breach of the covenant of good faith and fair dealing and declaratory relief in connection with his June 2009 termination, in the Superior Court of the State of California, County of San Francisco. Mr. Ruotolo sought damages, attorneys’ fees and declaratory relief. On September 20, 2010 a settlement was reached between the Company and Mr. Ruotolo and the matter was dismissed. Pursuant to the settlement, the Company paid Mr. Ruotolo $0.23 million in December 2010. In addition, Mr. Ruotolo shall have until September 14, 2014 to exercise options to purchase 0.54 million shares of common stock, at exercise prices ranging from $0.52 to $1.18 per share. As of the date of the settlement, the Company had accrued compensation of $0.18 million.  In conjunction with the settlement, the Company recorded an additional accrual of $0.05 million for the one-time lump sum payment and recorded stock-based compensation of $0.34 million representing the estimated fair value to reinstate Mr. Ruotolo’s options to purchase common stock. Mr. Ruotolo’s father, Francis K. Ruotolo, is a Director of the Company.

On January 14, 2010, three lawsuits were filed against the Company by Robert T. Healey.  The first of these lawsuits, against the Company, demanded inspection of the Company’s books and records.  The second lawsuit, against the Company and its eight directors (including former director Tom Holt), was alleged to be brought by Mr. Healey “both individually and derivatively,” therein alleging various wrongdoing by the Company and its directors.  The third lawsuit, against the Company and its eight directors (including former director Mr. Holt), was brought by Mr. Healey for a declaration directing the Company to nominate Mr. Healey and Rick Cerwonka (the Company’s Chief Operating Officer and the President of the Company’s subsidiary, Inventa Technologies, Inc.) for election to the Company’s Board of Directors.  On May 4, 2010, the Company and the members of the Board of Directors (including former director Mr. Holt) entered into a settlement agreement and mutual general release with Mr. Healey regarding the three lawsuits filed by Mr. Healey. Dismissal with prejudice was granted by the court on June 17, 2010. Mr. Healey and his family are stockholders and held, in the aggregate, $2.00 million of convertible promissory notes as of December 31, 2010. These convertible promissory notes were subsequently transferred to new holders pursuant to the Exchange Agreement on February 7, 2011 with repayment of the notes deferred until January 31, 2013.

On August 18, 2010, the Company received a demand letter from Mr. Holt, one of the Company’s former directors, to reinstate his previously cancelled options and warrants to purchase shares of the Company's common stock, extend the exercise period for each by 90 days and pay him the difference in alleged lost profits for a prior request to exercise one of his warrants. On September 17, 2010, Mr. Holt subsequently filed a complaint for breach of contract, breach of the covenant of good faith and declaratory relief in connection with the Company’s refusal to accept exercise of Mr. Holt’s common stock warrants, in the Superior Court of the State of California, in and for the County of San Francisco. Mr. Holt’s options and warrants were received for his service on the Board of Directors. Mr. Holt had options and warrants to purchase a total of 0.31 million shares of common stock for $0.94 per share. On November 23, 2010 a settlement was reached between the Company and Mr. Holt and this matter was dismissed in December 2010. Pursuant to the settlement, the Company reinstated warrants to purchase 0.19 million shares of common stock for $0.94 per share, exercisable until September 1, 2011. The total value of the warrants was less than $0.02 million, calculated using a Black-Scholes valuation model.

On March 1, 2011 StreetCapital, Inc. (“StreetCapital”) filed a complaint against the Company in the Superior Court of Fulton County, Georgia claiming that the Company owes fees to StreetCapital in connection with the investment in the Company made by BRG Investments, LLC (“BRG”) on or about December 31, 2010.  StreetCapital claims, among other things, that (i) the investment by BRG was the result of StreetCapital’s efforts under an engagement letter entered into between the Company and StreetCapital in September 2009, (ii) StreetCapital is entitled to be paid $0.24 million as a fee in respect of the BRG transaction, (iii) StreetCapital is owed a warrant for the right to acquire 0.41 million shares of ANTs common stock at an exercise price of $0.5261 per share, (iv) StreetCapital is entitled to have certain warrants previously issued to it re-priced to a lower exercise price and (v) StreetCapital is entitled to a cash fee equal to 8% of the amount invested by Gemini Master Investment Fund, Ltd. pursuant to that certain Exchange Agreement dated February 7, 2011 among the Company, Gemini Master Investment Fund, Ltd., and Manchester Securities Corp. as well as a warrant for the purchase of additional common stock of the Company.  StreetCapital is also seeking exemplary damages. The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common equity is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "ANTS."

The following is the range of high and low intra-day trading prices of our stock, for the periods indicated below.
	High	Low

Quarter Ended December 31, 2010	$0.90	$0.26
Quarter Ended September 30, 2010	1.18	0.60
Quarter Ended June 30, 2010	3.25	0.79
Quarter Ended March 31, 2010	1.00	0.55

Quarter Ended December 31, 2009	$0.97	$0.45
Quarter Ended September 30, 2009	0.57	0.26
Quarter Ended June 30, 2009	0.69	0.34
Quarter Ended March 31, 2009	0.74	0.31

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of December 31, 2010 there were 130,501,337 and 9,979,139 shares of common and Series A preferred stock, respectively, issued and outstanding. As of December 31, 2010 there were approximately 1,077 and 4 registered holders of record of our common and preferred stock, respectively.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,107,562	$1.02	9,185,848
Equity compensation plans not approved by security holders	-	-	-
Total	15,107,562	$1.02	9,185,848

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

The graph below compares the cumulative total shareholder return on ANTs common stock for the last five full years with the cumulative return on the NASDAQ composite and the Peer group for the same period. The graph assumes that $100 was invested in ANTs common stock and in each of the other indices on December 31, 2005 and that all dividends were reinvested. ANTs has never paid cash dividends on its stock. The comparisons in the graph below are based on historical data, with ANTs common stock prices based on the closing price on the dates indicated and are not intended to forecast the possible future performance of ANTs common stock.

		2005	2006	2007	2008	2009	2010

ANTs Software, Inc.	Return %		16.35	-70.66	-47.89	72.97	0.00
	Cum $	100.00	116.35	34.13	17.79	30.77	30.77

NASDAQ Computer and Data Processing Index	Return %		12.27	22.19	-42.43	63.45	13.55
	Cum $	100.00	112.27	137.18	78.97	129.08	146.57

NASDAQ Composite-Total Returns	Return %		10.39	10.65	-39.98	45.36	18.16
	Cum $	100.00	110.39	122.15	73.32	106.58	125.93

Peer Group Only	Return %		22.90	118.73	-66.30	13.83	-7.39
	Cum $	100.00	122.90	268.82	90.59	103.12	95.50

Peer Group + ANTS	Return %		20.85	52.18	-65.10	23.40	-5.75
	Cum $	100.00	120.85	183.90	64.17	79.19	74.64

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities issued by us within the past three years which were not registered under the Securities Act.  Also included is the consideration, if any, received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.  No underwriters were involved in any such sales.

Private Placements; Equity Stock; Warrants

All purchasers in the private placements qualify as accredited investors as such term is defined in Rule 501 under the Securities Act.  The common stock issued by the Company to the investors has not been registered under the Securities Act.  The offer and sale of these shares was made in connection with a private placement and is exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Issuance of Warrants to StreetCapital, Inc.  On March 22, 2010, May 12, 2010 and July 16, 2010, the Company entered into a private placement transaction with StreetCapital, Inc. (“StreetCapital”) in which it issued warrants to purchase 0.12 million, 0.05 million and 0.13 million shares of restricted common stock, respectively.  These warrants were issued as consideration for services rendered by StreetCapital as placement agent in connection with the sale of shares to Fletcher.  As discussed elsewhere in this Annual Report, StreetCapital believes that it is owed a warrant covering an additional 0.41 million shares of ANTs common stock at an exercise price of $0.5261 per share related to the BRG transaction.

Issuance of Shares to C4 Capital Consulting.  On December 20, 2010, the Company entered into private placement transactions with C4 Capital Consulting in which it issued 0.66 million shares of common stock, respectively.  These shares were issued as consideration for consulting services rendered by C4 Capital Consulting and in connection with various financing.

Other Private Placements.  From March 9, 2010 through December 31, 2010, the Company issued a total of 5.12 million shares of common stock through the exercise of warrants to purchase shares of common stock with exercise prices ranging from $0.40 to $0.50 per share, resulting in gross proceeds of $2.07 million.

Stock Repurchases

There were no shares repurchased by us during 2010.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents the operating results of the Company for each of the two years in the period ended December 31, 2010, and the financial condition of the Company at December 31, 2010. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in the accompanying consolidated financial statements and the related notes.

Results of Operations

The results of operations for the years ended December 31, 2010 and 2009 are summarized in the table below.
	Year Ended December 31,
	2010	Change	2009

Revenues	$6,184,113	6%	$5,811,682
Cost of revenues	6,968,591	39	4,999,837
Gross (loss) profit	(784,478)	(197)	811,845
Operating expenses	16,150,197	76	9,158,141
Operating loss	(16,934,675)	103	(8,346,296)

Non-operating expense, net	25,837,564	72	14,995,260
Income tax benefit	(344,000)	328	(80,402)
Net loss	(42,428,239)	82	(23,261,154)

Deemed dividend related to
Series A Convertible Preferred Stock	1,303,705	(36)	2,048,534

Loss applicable to common shares	$(43,731,944)	73%	$(25,309,688)

Basic and diluted net loss per common share	$(0.40)	48%	$(0.27)

Shares used in computing basic
and diluted net loss per share	110,343,542	16%	95,026,487

Revenues

The Company’s revenues for the years ended December 31, 2010 and 2009 include service revenues representing managed and professional service fees for database and network maintenance, support services. Revenues for the year ended December 31, 2010 also include the sale of an initial license and maintenance of the new ACS. Conditional on the Company’s technology developments being successful, the presence of customer demand and the Company having a competitive advantage, future revenues will include additional sales and licenses of its ACS and may also include managed services revenue related to existing and new contracts and professional services revenue from pre- and post-sales consulting related to ACS and other database consolidation technologies. The Company announced on May 20, 2010 that it co-developed and launched with IBM a new product based on the ACS to migrate Sybase to DB2 quickly and cost-effectively and also became one of IBM’s preferred service providers.  Sales of the Company’s original ACS have been limited due to the structure of the sales arrangement and go-to-market strategy. As such, the Company has structured the go-to-market strategy for the Sybase to DB2 ACS differently via the use of the IBM OEM Agreement. Pursuant to this OEM agreement, ANTs is responsible for technology development specifically tailored to IBM’s needs. IBM will assume responsibility for marketing, sales and support of the technology on a worldwide basis, while ANTs will be the preferred service provider for migration projects. Revenue from IBM royalties is recognized in the period that it is reported and paid to the Company, consistent with the IBM OEM Agreement. The Company continues to develop ACS with additional feature components, enhancements and modifications for other databases based on market demand and the availability of resources for development.

As previously discussed in Recent Developments above, the Company’s revenues for the years ended December 31, 2010 and 2009 also include $4.41 million and $3.81 million, respectively and net of trade discounts, from its largest Professional Services customer as determined by historical revenue. This customer is represented as Customer A in the table below. The contract with the customer expired on December 31, 2010 and the customer chose not to renew the contract. As a result of the customer not renewing its contract, the Company terminated the employment of 20 employees and 14 contractors. Total salary, commissions, contract labor costs and estimated payroll taxes and benefits associated with these 34 individuals was approximately $3.60 million and $3.16 million for the years ended December 31, 2010 and 2009, respectively. Adding stock compensation associated with these 34 individuals brings the costs to approximately $4.59 million and $3.60 million for the years ended December 31, 2010 and 2009, respectively. Total related cash severance costs to be recorded as of December 31, 2010 are less than $0.03 million and total non-cash severance charges related to acceleration of non-vested restricted stock units that were scheduled to vest on April 1, 2011 is estimated to be less than $0.02 million. We expect that our focus over the next year will be on the continued development, marketing and sales of ACS and growth of our professional services offerings – particularly for ACS implementations.

Revenues for the year ended December 31, 2010 were $6.18 million; an increase of $0.37 million compared to $5.81 million for the year ended December 31, 2009.  Significant customer concentrations are summarized as follows:

	Years Ended December 31,
	2010		2009
Customer A	$4,412,271	71%	$3,805,429	65%
Customer B	1,239,330	20	1,436,035	25
Other customers	532,512	9	570,218	10
	$6,184,113	100%	$5,811,682	100%

The increase in revenues for the year ended December 31, 2010 compared to 2009 includes $0.20 million from the sale of an initial license of the new ACS during the three months ended September 30, 2010, as well as the sale of additional professional service projects, especially for Customer A. As noted above, the contract with Customer A expired on December 31, 2010 and was not renewed by the customer. The Company is also dependent on IBM for sales and marketing of the ACS. For the year ended December 31, 2010, the Company has recognized $0.20 million in royalty revenues received from IBM for sales of the ACS. The Company expects to generate additional revenue from ACS licenses and implementation services during the next several quarterly periods.

Cost of Revenues

Cost of revenues consists primarily of employee salaries and benefits, stock-based compensation, professional fees for non-employee consultants and contractors, and impairment and amortization of acquired technologies.

Total cost of revenues was $6.97 million and $5.00 million for years ended December 31, 2010 and 2009, respectively, resulting in a gross loss of $0.78 million for the year ended December 31, 2010 and gross profit of $0.81 million for the year ended December 31, 2009. Cost of revenues for the year ended December 31, 2010 includes $1.55 million for impairment of acquired technologies and $0.04 million estimated for severance costs. As previously discussed in Recent Developments above, the Company’s contract with its largest professional services customer as determined by historical revenue expired as of December 31, 2010 and was not renewed by the customer. As a result, the Company evaluated the remaining value of acquired technologies, concluded that the carrying value of acquired technology was not recoverable and recorded the charge to fully impair the technology as of December 31, 2010. The Company also terminated the employment of 17 employees and 14 contractors associated with cost of revenues as a result of the customer not renewing its contract. The total severance costs for the terminated employees include cash and stock-based compensation for accelerated vesting of restricted stock units.

The remaining increase in cost of revenues for the year ended December 31, 2010 compared to 2009 was largely due to increases in stock-based compensation of $0.47 million and additional contract personnel of $0.44 million to support expanded services to Customer A throughout the year-ended December 31, 2010, noted above. The increase in stock-based compensation was primarily a result of $0.44 million for a matching award of fully-vested stock as of March 31, 2010.  The increase in stock-based compensation more than offset a 10% reduction in cash compensation to both employees and non-employee consultants and contractors in customer support roles. As noted above, the Company accelerated vesting restricted stock units of employees terminated as a result of the customer not renewing its contract. However, restricted stock units for terminated non-employee consultants and contractors was not accelerated and previously recognized stock-based compensation expense of $0.03 million was reversed. The Company also began amortization of capitalized software related to the ACS product on July 1, 2010, recording amortization expense of $0.06 million for the year ended December 31, 2010.

Operating Expenses

Operating expenses are summarized in the table below.

	Years Ended December 31,
	2010	Change	2009
Research and development	$3,322,672	38%	$2,408,201
Sales and marketing	3,009,569	74	1,733,576
General and administrative	9,817,956	96	5,016,364
	$16,150,197	76%	$9,158,141

The Company’s primary operating expenses are salaries, benefits and consulting fees related to developing and marketing ACS, and marketing and selling managed and professional services. The Company began development of ACS in early 2007.  Development of additional ACS feature components, enhancements and modifications for other databases is ongoing.

Research and Development

Research and development expense consists primarily of employee compensation and benefits, professional fees to research and development service providers, stock-based compensation for both employees and non-employee personnel, and equipment and computer supplies.

Total research and development expense for the year ended December 31, 2010 was $3.32 million compared to $2.41 million for the year ended December 31, 2009, an increase of $0.91 million or 38%.  The expense for the year ended December 31, 2010 excludes $2.01 million capitalized as software development. The gross increase in research and development expense (before $2.01 million in capitalized software) for the year ended December 31, 2010 compared to 2009 is primarily for employee compensation and benefits due to additional headcount as of December 31, 2010 compared to December 31, 2009. Headcount for research and development personnel has been increasing since the latter half of 2009 to (1) complete the initial ACS as announced on May 20, 2010 and (2) subsequently develop additional feature components, enhancements and modifications for other databases as well as to provide related support and maintenance to beta customers. The Company has also utilized Professional Support employees to assist with certain research and development activities. While ACS development continues, amortization of certain components of capitalized software began July 1, 2010 with $0.06 million of amortization expense recorded in cost of revenues during the year ended December 31, 2010.

At December 31, 2010, the Company had 36 full-time research and development employees and consultants compared to 20 as of December 31, 2009. Research and development expense for the year ended December 31, 2010 also included $0.41 million in stock based compensation associated with the company-wide 10% reduction in cash compensation for a matching award of fully-vested stock as of March 31, 2010.

Sales and Marketing

Sales and marketing expense consists primarily of employee salaries and benefits, stock-based compensation, professional fees for marketing and sales services, and impairment and amortization of acquired customer relationships.

Total sales and marketing expense was $3.01 million and $1.73 million for the years ended December 31, 2010 and 2009, respectively, an increase of $1.28 million, or 74%.  Sales and marketing expense for the year ended December 31, 2010 includes $1.33 million for impairment of acquired customer relationships and $0.01 million estimated for severance costs. As previously discussed in Recent Developments above, the Company’s contract with its largest professional services customer as determined by historical revenue expired as of December 31, 2010 and was not renewed by the customer. As a result, the Company evaluated the remaining value of acquired customer relationships and concluded that an impairment was necessary to reduce the carrying value to fair value of $0.10 million as of December 31, 2010 and reduced the remaining useful life of customer relationships from approximately 7.5 years to 3.0 years.  The Company also terminated the employment of three sales and marketing employees as a result of the customer not renewing its contract. The total severance costs for the terminated employees include cash and stock-based compensation for accelerated vesting of restricted stock units.

Excluding impairment and severance charges noted above, sales and marketing expense decreased $0.06 million from the year ended December 31, 2009 to the year ended December 31, 2010. Salaries, commissions and bonuses were lower by approximately $0.18 million for the year ended December 31, 2010 compared to 2009. The decrease in these compensation components reflects a period of time with a smaller number of sales and marketing personnel during 2010 as compared to 2009. The Company hired a dedicated sales engineer for the ACS in June 2010. However, the prior vice president of sales left the Company in September 2009 and a Professional Services salesperson left in July 2009.  Neither of these individuals was replaced.

The decrease in salaries, commissions and bonuses was partially offset by an increase in stock-based compensation of $0.17 million for the year ended December 31, 2010 compared to 2009. The increase in stock-based compensation is primarily due to the matching award of fully-vested stock as of March 31, 2010 associated with the company-wide 10% reduction in cash compensation. The Company continues to engage in an active marketing program and to develop additional sales strategies for the ACS. At this time, we are primarily relying upon IBM to sell the ACS, but may consider the addition of an in-house sales force in the future.

General and Administrative

General and administrative expenses consist primarily of employee salaries and benefits, professional fees (including legal, accounting and investor relations among others), facilities expenses and general insurance.

Total general and administrative expense for year ended December 31, 2010 was $9.81 million compared to $5.02 million for the year ended December 31, 2009, an increase of $4.87 million or 96%. The increase was primarily a result of the following:

•
Employee compensation and benefits, including director fees and stock-based compensation, increased $2.05 million for the year ended December 31, 2010 from the year ended December 31, 2009. The changes include increases of $1.73 million in stock-based compensation and an increase of $0.14 million in cash compensation. The increases in employee compensation are largely due to the company-wide 10% reduction in cash compensation for a matching award of fully-vested stock as of March 31, 2010, personnel changes and an officer’s pay increase.

•
Stock-based compensation for non-employee consultants and service providers increased $0.98 million for the year ended December 31, 2010 from the year ended December 31, 2009.  Stock-based compensation includes $0.34 million for the estimated fair value to reinstate Mr. Ruotolo's options to purchase shares of common stock pursuant to the September 20, 2010 settlement agreement. Stock-based compensation subject to vesting that is granted to non-employee consultants is adjusted each period to reflect changes in fair value.  The changes in the associated stock-based compensation are primarily due to changes in our stock price.

•
An impairment charge of $0.86 million for the Inventa trade name. As previously discussed in Recent Developments above, the Company’s contract with its largest professional services customer as determined by historical revenue expired as of December 31, 2010 and was not renewed by the customer. As a result, the Company evaluated the remaining value of the trade name, concluded that the carrying value was not recoverable and recorded the charge to fully impair the trade name as of December 31, 2010.

•
Professional fees for legal, accounting and investor relations services, excluding stock-based compensation, increased $0.59 million for the year ended December 31, 2010 from the year ended December 31, 2009. The year-over-year increase is primarily due to costs incurred for services associated with the Fletcher and BRG Agreements, the annual shareholder meeting on March 17, 2010, an increase in investor relations activities, consultation and design costs for employee compensation plans associated with the salary reduction program, litigation-related legal fees and the use of additional external resources for accounting and compliance activities.

•
Facilities and general insurance expense increased $0.13 million for year ended December 31, 2010 from the year ended December 31, 2009. The Company relocated into smaller and overall less expense facilities in January 2009. However the year-over-year increase from 2009 to 2010 reflects a favorable settlement on the lease of the former corporate headquarters of approximately $0.28 million recorded in late 2009.

Non-Operating Expense, Net

Non-operating expense, net primarily consists of equity financing costs and interest expense, summarized in the table below.

	For the Years Ended December 31,
	2010	2009
Net loss on derivative liabilities	$23,986,628	$--
Loss on extinguishment of convertible promissory notes	--	12,279,380
Interest expense	964,858	2,715,047
Other expense, net	886,078	833
	$25,837,564	$14,995,260

The components of the net loss on derivative liabilities for the year ended December 31, 2010 are summarized as follows:

Expense in connection with issuance of derivative liabilities:
Fletcher Agreement	$16,249,080
BRG Agreement	4,988,928
Net change in fair value of derivative liabilities associated with the Fletcher Agreement (an unrealized loss)	2,748,620
$23,986,628

The net change in fair value of derivative liabilities associated with the Fletcher Agreement noted above excludes the effects of the July 15, 2010 amendment to the Fletcher Agreement. The effects of the amendment are recorded in additional paid-in capital within stockholders’ equity. There was no change in the fair value of derivative liabilities associated with the BRG Agreement since it was initially recorded as of December 31, 2010.

Other expense, net includes $0.44 million for the year ended December 31, 2010 for Quarterly Payments to Fletcher based on the number of shares outstanding and unexercised under the Initial Warrant. The Quarterly Payment amount is equal to $0.01 per share into which the Initial Warrant is exercisable for so long as any portion of the Initial Warrant remains outstanding. The value of the Fletcher Quarterly Payments was $0.11 million per quarter throughout 2010. The Company may elect to pay the Quarterly Payment in shares of the Company’s common stock or cash.  As a result of issuing shares pursuant to the BRG Agreement, the anti-dilution provisions of the Fletcher Agreement were triggered causing an increase in the number of shares that Fletcher may purchase under its warrant and a corresponding decrease in the purchase price per share. The new aggregate Fletcher and BRG Quarterly Payment is $0.25 million beginning March 31, 2011.

Other expense, net for the year ended December 31, 2010 also includes $0.44 million for a registration penalty as described in note 13 to the accompanying consolidated financial statements.   The Company was required to file a registration statement with the SEC by July 1, 2010 for all the shares issued and issuable to Fletcher. We recorded a penalty of $0.44 million since we were unable to have a registration statement declared effective by that date. The Fletcher Agreement was subsequently amended on July 15, 2010 to, among other things, waive the monetary penalty for not having the associated registration statement declared effective by July 1, 2010. As a result of the amendment, the liability for the penalty was extinguished as part of the consideration exchanged for entering into the amendment. The Company agreed, however, to file and cause to become effective registration statements in the future to register all of the shares of common stock for resale on or before specified dates. This includes the registration statement declared effective on August 31, 2010, prior to the required date of October 8, 2010 as set forth in the amendment.

Interest expense for the year ended December 31, 2010 decreased $1.75 million, or 64%, compared to the year ended December 31, 2009.  The decrease is due to less amortization from discounts on convertible promissory notes, as a majority of the notes were converted into Series A Convertible preferred stock during the third quarter of 2009.

The loss on extinguishment of convertible promissory notes for the year ended December 31, 2009 was the result of induced conversion of certain convertible promissory notes during the year ended December 31, 2009.

Income Tax Benefit

The Company recorded an income tax benefit of $0.34 million for elimination of a deferred tax liability associated with the Inventa trade name that was impaired during the year ended December 31, 2010.  The Company has not recorded any additional income tax benefit for the year ended December 31, 2010 due to the substantial net operating losses generated by the Company and full valuation allowances on the associated deferred tax assets.

In January 2009, the Company received final net proceeds of $0.08 million ($0.09 million gross proceeds less $0.01 million of expenses incurred) from two third parties related to the sale of $0.26 million of unused net operating loss carryovers and $0.07 million of research and development tax credits for the State of New Jersey from participation in the 2008 New Jersey Economic Development Authority (the "NJEDA") Technology Business Tax Certificate Transfer Program. This program enabled approved, unprofitable technology companies based in the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits.  The program was suspended in 2010.

Liquidity, Capital Resources and Financial Condition

The Company had $0.33 million in cash on hand as of December 31, 2010. During the year ended December 31, 2010, the Company used an average of $0.58 million per month for operating activities. As such, the Company secured additional financing to fund operations as summarized under “Cash Provided by Financing Activities” below. The Company has suffered recurring losses from operations and has generated negative cash flow from operations that raises substantial doubt about the Company’s ability to continue as a going concern. The Company also had significant near-term liquidity needs as of December 31, 2010, including $0.25 million currently due on a line of credit and $2.00 million in notes payable due January 31, 2011. Subsequent to December 31, 2010, the Company received the proceeds from the $3.00 million subscription receivable (net of $0.39 million in fees, including $0.24 million in dispute) for the sale of 5.18 million shares of common stock pursuant to the BRG Agreement, $0.06 in proceeds from exercise and issuance of 0.13 million shares of common stock covered by warrants issued in conjunction with prior private placement offerings, and gross proceeds of $0.75 million from the Note and Warrant Purchase Agreements.  The outstanding balance on the line of credit was subsequently repaid and the notes payable were subsequently deferred until January 31, 2013 through the Exchange Agreement. The accompanying consolidated financial statements include additional information about the BRG Agreement in note 13 and the Exchange Agreement and Note Purchase Agreements in note 21. All of these agreements are also discussed in “Recent Developments—Issuance of Shares of Common Stock and Warrants to BRG Investments, LLC.,” “—Exchange of Convertible Promissory Notes” and “—Note and Warrant Purchase Agreements.”

Because of these factors, the opinion of our independent registered public accounting firm included an explanatory paragraph in their report in connection with our accompanying consolidated financial statements as of and for the years ended December 31, 2010 and 2009, stating that there was substantial doubt about our ability to continue as a  going  concern. The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and obtain the necessary financing to meet obligations and repay liabilities arising from business operations when they come due. The Company anticipates generating profitable operations from marketing and sales of ACS and the growth of our Professional Services offerings for ACS implementations. If the Company does not generate profitable operations or obtain the necessary financing, the Company may not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of the Company’s ability to secure such financing. A failure to generate profitable operations or obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of its products and technologies. The Company continues actively seeking additional capital through private placements of equity and debt.

At current cash levels and with proceeds received by the Company of $3.00 million in January 2011 from the subscription receivable from BRG (less $0.39 million in fees, including $0.24 million in dispute) and $0.75 million in March 2011 from the Note and Warrant Purchase Agreements, management believes it has sufficient funds to operate into the second quarter of 2011. Should additional financing not be obtained, the Company will not be able to execute its business plan. The Company may be able to mitigate these factors through the generation of revenue from the sale and licensing of the most recent ACS if the ongoing development efforts are successful and the market demand continues for such products and through additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash flows are summarized in the table below.

	Years Ended December 31,
	2010	Change	2009

Net cash used in operating activities	$(6,953,826)	$(3,142,146)	$(3,811,680)
Net cash used in investing activities	(1,798,472)	(1,754,046)	(44,426)
Net cash provided by financing activities	7,914,585	4,942,262	2,972,323
Net decrease in cash	$(837,713)	$46,070	$(883,783)

Cash Used in Operating Activities

For the year ended December 31, 2010, cash used in operating activities was $6.95 million, an increase of $3.14 million from year ended December 31, 2009. The increase is primarily a result of the increase in headcount as of December 31, 2010 compared to December 31, 2009.

Cash Used in Investing Activities

For the year ended December 31, 2010, cash used in investing activities was $1.80 million, an increase of $1.75 million from the year ended December 31, 2009, comprised mostly of capitalized costs for software development related to the Company’s ACS. Purchases of property and equipment were less than $0.05 million for both periods.

Cash Provided by Financing Activities

During the year ended December 31, 2010, cash provided by financing activities resulted from the following:

•
An aggregate of $1.39 million in net cash proceeds from the sale of 3.47 million shares of the Company’s common stock at a price of $0.40 per share and warrants to purchase 3.47 million shares of common stock exercisable at $0.50 per share that expire in one year as part of a private placement.

•
An aggregate of $3.68 million in net cash proceeds from the sale of 3.71 million shares of common stock (including proceeds allocated to derivative liabilities) at an average price of $0.99 per share to Fletcher. The Fletcher Agreement is discussed further in note 13 to the accompanying consolidated financial statements and in "Recent Developments—Issuance of Shares of Common Stock and Warrants to Fletcher International, Ltd." under Item 1 "Business."

•	An aggregate of $2.31 million in proceeds from the exercise of options and warrants to purchase 5.45 million shares of common stock.

•	An aggregate $0.55 million in proceeds from the exercise of warrants to purchase 0.55 million shares of preferred stock.

•	Proceeds of $0.05 million from a subscription receivable as of December 31, 2009.

•	Less an aggregate of $0.06 million in principal payments on long-term debt.

From time to time, the Company engages in private placement activities with accredited investors. The private placements sometimes consist of units, which gives the investor shares of restricted common stock (some at a discount to the then-current market price), and warrants to purchase a number of restricted shares of common stock at a fixed price set at a premium to the then-current market price. The warrants (other than the Fletcher and BRG Initial Warrants and Fletcher and BRG Subsequent Warrants) generally have a life of one to three years. As discussed in note 13 to the accompanying consolidated financial statements, the Fletcher and BRG Agreements included initial warrants having terms of approximately nine years.

For so long as any portion of the Fletcher and BRG Initial Warrants remain outstanding, the Company is obligated to pay Fletcher and BRG Quarterly Payments based on the number of shares outstanding and unexercised under the Fletcher Initial Warrant. The aggregate payments to Fletcher and BRG will be $0.25 million per quarter beginning March 31, 2011. The Company has the option to pay the Quarterly Payment in shares of the Company’s common stock or cash.

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases, we do not engage in off-balance sheet financial arrangements.

Capital Resources

As of December 31, 2010 and 2009, the Company did not have any material commitments for capital expenditures and does not expect that there will be material commitments for capital expenditures in future periods under its current business plan.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based upon the accompanying consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those summarized below. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

In addition to the significant accounting policies summarized in note 2 to the accompanying consolidated financial statements, management believes the following policies are the most sensitive to judgments and estimates in the preparation of the consolidated financial statements.

Derivative Financial Instruments

From time to time, the Company issues warrants and options to vendors as consideration to perform services. The Company may also issue warrants as part of a debt or equity placement offering. The Company does not enter into any derivative contracts for hedging or speculative purposes.

The Company accounts for warrants with exercise price reset features, or down-round provisions, as liabilities. Similarly, down-round provisions for issuances of common stock are also accounted for as liabilities. These derivative liabilities are measured at fair value with the changes in fair value at the end of each period reflected in current period income or loss. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation to model the financial characteristics, depending on the complexity of the derivative being measured. A Monte Carlo simulation provides a more accurate valuation than standard option valuation methodologies such as the Black-Scholes or binomial option models when derivatives include changing exercise prices or different alternatives depending on average future price targets. In computing the fair value of the derivatives at the end of each period, the Company uses significant judgments, which, if incorrect, could have a significant negative impact to the Company's consolidated financial statements.  The input values for determining the fair value of the derivatives include observable market indices such as interest rates, and equity indices as well as unobservable model-specific input values such as certain volatility parameters. For further discussion, see notes 13 and 15 to the accompanying consolidated financial statements.

Goodwill and Other Intangible Assets

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

The Company assesses other intangible assets for impairment in conjunction with its assessment of goodwill or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In connection with the preparation of the accompanying consolidated financial statements, we performed an analysis of the potential impairment, and re-assessed the remaining asset lives, of other identifiable intangible assets acquired in the acquisition of Inventa. As a result of the Professional Services customer not renewing its contract, this analysis and re-assessment resulted in: (1) an impairment charge of $1.55 million in acquired technology, (2) an impairment charge of $1.33 million in customer relationships and (3) an impairment charge of $0.86 million in trade names. We also reduced the remaining useful life of customer relationships from approximately 7.5 years to 3.0 years.  Following the impairments, the carrying value of other intangible assets at December 31, 2010 was $0.10 million.

Revenue Recognition

Revenues consist of product revenues representing sales of customized platforms using our intellectual property, licenses and royalties and services revenues representing managed and professional services fees for maintenance and support services. Maintenance and support revenue is deferred and recognized over the related contract period, generally 12-24 months, beginning with customer acceptance of the product.

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

Deferred revenues consisted of annual support and maintenance fees paid in advance by customers, as well as quarterly and annual service fees that are also paid in advance by customers. The fees are amortized into revenue ratably over the related contract period, generally ranging from 3-24 months, beginning with customer acceptance of the product. Deferred revenue also includes license fees for any customer who has been invoiced, but has not yet signed the customer acceptance of delivery and acknowledgment form as required under our revenue recognition policy. For Inventa, revenue contracts are generally for a period of one year or more. The billing frequencies vary, based on the contract. Revenue is deferred until services are rendered.

Stock-Based Compensation

The Company has three stock-based employee and director compensation plans (the ANTs software inc. 2000 Stock Option Plan, the ANTs software inc. 2008 Stock Plan and the ANTs software inc. 2010 Stock Plan). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years; however, the Company has also issued stock options with performance-based vesting criteria. All stock-based awards to nonemployees are accounted for at their fair value. The Company has recorded the fair value of each stock option issued to non-employees as determined at the date of grant using the Black-Scholes option pricing model.

Capitalized Software Development Costs

Costs that are related to the conceptual formulation and design of licensed programs are expensed as incurred to research and development expense; costs that are incurred to produce the finished product after technological feasibility has been established are capitalized. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. The Company did not establish technological feasibility for the ACS until May 2010, at which time we began capitalizing software development costs. Since then, the Company has been primarily capitalizing the costs of developing significant, value added enhancements and features. Capitalization ceases and amortization of related capitalized amounts begin when the significant enhancements and features are included in the software being sold. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. Costs to provide customer support and maintenance are charged to software cost as incurred.

Recent Accounting Pronouncements

Recent accounting pronouncements are summarized in note 2 to the accompanying consolidated financial statements. Currently, we do not expect any recent accounting pronouncements that we have not yet adopted to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our accompanying consolidated financial statements and the report of our independent registered public accounting firm appear in Part IV of this Annual Report on Form 10-K. Our report on internal controls over financial reporting appears in Item 9A of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  However, during this evaluation the Company identified concerns of a possible control deficiency identified as limited resources and limited number of employees offering support, namely an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, migrating processes or acquisition of subsidiaries.  Management uses the services of a third party contract consulting company to independently monitor, test and review our system of internal control to ensure compliance.

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

To evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, we concluded that at December 31, 2010, the Company’s internal control over financial reporting is effective.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2011 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2011 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2011 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2011 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated in this report by reference to the Company's Proxy statement to be filed with the SEC in connection with its 2011 Annual Meeting of Stockholders within 120 days after the end of our year ended December 31, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1). Financial Statements. The following financial statements are filed herewith:

Item 15(a)(3). Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on November 29, 2010.)

3.2
Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock of ANTs software inc. (Incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2009.)

3.3
Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.)

4.1
Instrument Defining Rights of Security Holders. (The description of Company’s common stock contained in Company’s Form 10S-B filed with the SEC on September 14, 1999 including any amendment or report filed for the purpose of updating such description.)

5.1	Opinion of Morris, Manning & Martin, LLP.
10.1
Agreement by and between Company and BRG Investments, LLC dated December 31, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011.)

10.2
Warrant to Purchase Shares of Company’s Common Stock issued to BRG Investments, LLC by Company. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011.)

10.3
Form of Indemnification Agreement signed with officers and directors of the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the SEC on March 22, 2001.)

10.4
Amended and restated employment agreement entered into to be effective as of the 28th day of June, 2010, with Joseph Kozak, Chairman, President and Chief Executive Officer. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 19, 2010.)

10.5
Employment agreement made and entered into to be effective as of January 18, 2010, with David Buckel, Chief Financial Officer. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 19, 2010.)

10.6
Employment agreement made and entered into to be effective as of May 14, 2008, with Richard M. Cerwonka, Chief Operating Officer and President, Inventa Technologies Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 19, 2010.)

10.7
Retirement and Board Service Agreement dated as of June 26, 2007, with Francis K. Ruotolo.  (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the SEC on August 9, 2007.)

10.10
Exchange Agreement dated February 7, 2011 by and among ANTs software inc., Gemini Master Fund, Ltd., and Manchester Securities Corp. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011.)

10.11	Guaranty dated February 7, 2011 by Inventa Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011.)
10.12
Convertible Note due January 31, 2013 in initial principal face amount of $1.2 million, made by the Company in favor of Gemini Master Fund, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011.)

10.13
Convertible Note due January 31, 2013 in initial principal face amount of $1.2 million, made by the Company in favor of Manchester Securities Corp. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011.)

10.14
Warrant to purchase 3,333,333 shares of Company’s common stock dated February 7, 2011, issued to Gemini Master Fund, Ltd. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011.)

10.15
Note Purchase Agreement dated March 3, 2011 by and among ANTs software inc., the Purchasers listed therein, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.16
Senior secured promissory note in favor of JGB Capital LP in initial principal face amount of $1,050,000. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.17
Senior secured promissory note in favor of JGB Capital Offshore LP in initial principal face amount of $1,050,000. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.18
Senior secured promissory note in favor of SAM LLC in initial principal face amount of $2,100,000. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.19
Senior secured promissory note in favor of Manchester Securities Corp. in initial principal face amount of $4,200,000. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.20
Warrant Purchase Agreement dated March 3, 2011 by and among ANTs software inc., and the Purchasers listed on Exhibit A thereto. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.21
Series B Warrant issued to JGB Capital LP exercisable for 3,559,322 shares of registrant common stock. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.22
Series B Warrant issued to JGB Capital Offshore LP exercisable for 3,559,322 shares of registrant common stock. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.23
Series B Warrant issued to SAM LLC exercisable for 7,115,645 shares of registrant common stock. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.24
Series B Warrant issued to Manchester Securities Corp. exercisable for 14,237,289 shares of registrant common stock. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.25
Registration Rights Agreement dated March 3, 2011 by and among ANTs software inc., JGB Management, Inc. and Manchester Securities Corp. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.26
Security Agreement dated March 3, 2011 by and among ANTs software inc., Wells Fargo Bank, National Association, JGB Management, Inc. and Manchester Securities Corp. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.27
Escrow Agreement dated March 3, 2011 by and among ANTs software inc., Wells Fargo Bank, National Association, and JGB Management, Inc. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.28
Escrow Agreement dated March 3, 2011 by and among ANTs software inc., Wells Fargo Bank, National Association, and Manchester Securities Corp. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.29	Guaranty dated March 3, 2011 granted by Inventa Technologies, Inc. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004.)
23.1	Consent of WeiserMazars LLP (formerly known as Weiser LLP), Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of the 31st Day of March 2011 by the undersigned, thereunto duly authorized.

ANTs software inc.

By	/s/ Joseph Kozak Joseph Kozak, Chairman, Chief Executive Officer and President

DIRECTORS

By	/s/ Joseph Kozak Joseph Kozak, Chairman, Chief Executive Officer and President

Date March 31, 2011

By	/s/ Craig L. Campbell Craig Campbell, Director

Date March 31, 2011

By	/s/ John R. Gaulding John R. Gaulding, Director

Date March 31, 2011

By	/s/ Robert T. Jett Robert Jett, Director

Date March 31, 2011

By	/s/ Ari Kaplan Ari Kaplan, Director

Date March 31, 2011

By	/s/ Robert H. Kite Robert H. Kite, Director

Date March 31, 2011

By	/s/ Francis K. Ruotolo Francis K. Ruotolo, Director

Date March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ANTs software inc.

We have audited the accompanying consolidated balance sheets of ANTs software inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2010.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANTs software inc. and subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WeiserMazars LLP

New York, NY
March 31, 2011

ANTS SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2010	2009
Current assets:
Cash	$330,311	$1,168,024
Accounts receivable, net	536,773	560,439
Note receivable from customer	--	400,000
Subscription receivable	3,062,500	50,000
Prepaid expenses and other current assets	122,733	258,718
Total current assets	4,052,317	2,437,181

Property and equipment, net of accumulated depreciation and amortization	280,189	360,078
Capitalized software development costs, net of accumulated amortization	1,951,398	--
Goodwill	22,761,517	22,761,517
Other intangible assets, net of accumulated amortization	100,000	4,671,084
Other assets	55,039	39,997
Total assets	$29,200,460	$30,269,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$1,887,013	$1,805,157
Line of credit	250,000	250,000
Current portion of capital lease	55,004	51,488
Current portion of other debt	--	11,908
Deferred revenue, current portion	164,811	451,568
Total current liabilities	2,356,828	2,570,121

Convertible promissory notes, net of debt discount of $62,500 and $812,500, respectively	1,937,500	1,187,500
Capital lease, less current portion	43,705	98,709
Deferred revenue, less current portion	18,084	--
Deferred tax liability	--	344,000
Derivative liabilities	24,768,796	--
Total liabilities	29,124,913	4,200,330

Commitments and contingencies

Stockholders' equity:
Preferred stock, 50,000,000 shares authorized	--	--
Series A convertible preferred stock, $0.0001 par value; 12,000,000 shares designated; 9,979,139 shares and 9,428,387 shares issued and outstanding as of December 31, 2010 and 2009, respectively (liquidation preference of $9,979,139 and $9,428,387, respectively)	998	943
Common stock, $0.0001 par value; 300,000,000 shares authorized; 130,501,337 shares and 101,892,993 shares issued and outstanding as of December 31, 2010 and 2009, respectively	13,050	10,189
Additional paid-in capital	157,032,745	139,297,697
Accumulated deficit	(156,971,246)	(113,239,302)
Total stockholders’ equity	75,547	26,069,527
Total liabilities and stockholders' equity	$29,200,460	$30,269,857

See accompanying notes to consolidated financial statements.

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended
	December 31,
	2010	2009
Revenues	$6,184,113	$5,811,682

Cost of revenues	6,968,591	4,999,837

Gross (loss) profit	(784,478)	811,845

Operating expenses:
Research and development	3,322,672	2,408,201
Sales and marketing	3,009,569	1,733,576
General and administrative	9,817,956	5,016,364
Total operating expenses	16,150,197	9,158,141

Operating loss	(16,934,675)	(8,346,296)

Non-operating expense, net:
Net loss on derivative liabilities	23,986,628	--
Loss on extinguishment of convertible promissory notes	--	12,279,380
Interest expense	964,858	2,715,047
Other expense, net	886,078	833
Total non-operating expense, net	25,837,564	14,995,260

Net loss before income tax benefit	(42,772,239)	(23,341,556)
Income tax benefit	(344,000)	(80,402)
Net loss	(42,428,239)	(23,261,154)

Deemed dividend related to beneficial conversion on Series A convertible preferred stock	1,303,705	2,048,534

Net loss applicable to common stockholders	$(43,731,944)	$(25,309,688)

Basic and diluted net loss per common share	$(0.40)	$(0.27)

Shares used in computing basic and diluted net loss per share	110,343,542	95,026,487

See accompanying notes to consolidated financial statements.

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Convertible
	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount		Accumulated Deficit	Total
Balance at January 1, 2009	--	$--	90,648,369	$9,065	$115,963,846	$(87,929,614)	$28,043,297
Net proceeds and subscriptions from private placements	--	--	7,427,580	743	2,653,786	--	2,654,529
Issuance of warrants to purchase 287,500 shares of common stock with the issuance of two 1% convertible notes	--	--	--	--	78,693	--	78,693
Beneficial conversion of two 1% convertible notes	--	--	--	--	20,125	--	20,125
Conversion of 1% notes	--	--	287,500	29	114,971	--	115,000
Extinguishment of 10% convertible promissory notes, net of commission	--	--	1,770,833	177	758,783	--	758,960
Stock issued to placement agent for conversion of 10% convertible promissory notes	--	--	23,850	2	12,354	--	12,356
Stock issued for the extension of a 10% convertible promissory note and interest payments	--	--	57,548	6	32,796	--	32,802
Extinguishment of promissory notes and related accrued interest	8,928,387	893	--	--	15,361,878	--	15,362,771
Issuance of 400,000 shares of common stock and warrants to purchase 300,000 shares of common stock granted for consulting arrangements, subject to vesting	--	--	150,000	15	229,744	--	229,759
Stock issued for employee compensation under stock plans, subject to vesting and net of forfeitures	--	--	1,273,097	127	426,450	--	426,577
Stock issued for non- employee compensation under stock plans, subject to vesting	--	--	234,216	23	113,601	--	113,624
Stock-based compensation expense – employees	--	--	--	--	836,627	--	836,627
Stock-based compensation expense – non-employees	--	--	--	--	135,161	--	135,161
Exercise of common stock options	--	--	20,000	2	10,398	--	10,400
Exercise of preferred stock warrants	500,000	50	--	--	499,950	--	500,000
Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	--	--	--	--	2,048,534	(2,048,534)	--
Net loss	--	--	--	--	--	(23,261,154)	(23,261,154)
Balance at December 31, 2009	9,428,387	943	101,892,993	10,189	139,297,697	(113,239,302)	26,069,527

Net proceeds from private placement	--	--	3,465,321	346	1,385,783	--	1,386,129
Net proceeds from sale and issuance of common stock to Fletcher (note 13)	--	--	3,705,767	371	459,939	--	460,310
Exchange of derivatives in connection with Amendment to Fletcher Agreement on July 15, 2010 (note 13)	--	--	--	--	5,490,607	--	5,490,607
Quarterly share payment to Fletcher per private placement agreement(note 13)	--	--	726,333	73	442,895	--	442,968
Issuance of common stock to BRG for subscription receivable (note 13)	--	--	5,184,033	518	--	--	518
Stock issued to Fletcher pursuant to anti-dilution provisions (note 13)	--	--	4,146,169	415	--	--	415
Vesting and issuance of common stock and warrants to purchase common stock granted for consulting arrangements	--	--	913,854	91	669,642	--	669,733
Stock issued for employee and director compensation under the stock plans	--	--	4,919,184	492	2,804,234	--	2,804,726
Stock issued for non- employee compensation under the stock plan, subject to vesting	--	--	101,818	10	175,467	--	175,477
Stock-based compensation expense – employees	--	--	--	--	1,291,463	--	1,291,463
Stock-based compensation expense – non-employees	--	--	--	--	787,561	--	787,561
Exercise of employee stock options	--	--	299,000	30	294,820	--	294,850
Exercise of common stock warrants	--	--	5,146,865	515	2,078,235	--	2,078,750
Exercise of preferred stock warrants	550,752	55	--	--	550,697	--	550,752
Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	--	--	--	--	1,303,705	(1,303,705)	--
Net loss	--	--	--	--	--	(42,428,239)	(42,428,239)
Balance at December 31, 2010	9,979,139	$998	130,501,337	$13,050	$157,032,745	$(156,971,246)	$75,547

See accompanying notes to consolidated financial statements.

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,428,239)	$(23,261,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,051,425	1,023,745
Impairment of other intangible assets	3,738,084	--
Net loss on derivative liabilities	23,986,628	--
Registration payment obligation paid with stock	444,018	--
Value of shares of common stock issued for equity financing costs	442,968	--
Deferred tax liability	(344,000)	--
Amortization of debt discount and prepaid debt issuance costs on notes payable	750,000	2,032,641
Stock-based compensation expense	3,804,727	1,511,989
Stock-based consulting expense	1,632,771	229,760
Stock-based interest expense	--	32,802
Loss on extinguishment of convertible promissory notes	--	12,279,380
Changes in operating assets and liabilities:
Accounts receivable	23,666	(176,994)
Restricted cash	--	125,000
Prepaid expenses and other assets	120,943	41,428
Payments received on notes receivable from customer	400,000	1,600,000
Accounts payable and accrued expenses	(308,144)	785,276
Deferred revenue	(268,673)	(35,553)

Net cash used in operating activities	(6,953,826)	(3,811,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of software development costs	(1,716,558)	--
Purchases of property and equipment	(81,914)	(44,426)
Net cash used in investing activities	(1,798,472)	(44,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements – equity, net of cash commissions	1,386,129	2,604,529
Net proceeds from sale and issuance of shares of common stock to Fletcher	3,680,000	--
Net proceeds from private placements – convertible promissory notes, net of commissions	--	115,000
Proceeds from subscription receivable	50,000	--
Proceeds from exercise of options and warrants for common stock	2,311,100	10,400
Proceeds from exercise of warrants for preferred stock	550,752	500,000
Proceeds from line of credit	--	50,000
Principal payments on capital leases and other debt	(63,396)	(307,606)
Net cash provided by financing activities	7,914,585	2,972,323

Net decrease in cash	(837,713)	(883,783)
Cash at beginning of year	1,168,024	2,051,807
Cash at end of year	$330,311	$1,168,024

See accompanying notes to consolidated financial statements.

ANTS SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31
	2010		2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$$	211,408	$$	462,024
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock subscriptions receivable	$$	3,062,500	$$	50,000
Accrued fees to placement agents		390,000		--
Deemed dividends related to beneficial conversion feature on Series A convertible preferred stock		1,303,705		2,048,534
Stock-based compensation recorded in capitalized software		291,462		--
Par value of shares of common stock issued to Fletcher pursuant to anti-dilution provisions		415		--
Recorded value of common stock issued in private placements with derivative liabilities		--		--
Recorded value of equity rights and obligations issued in private placements with derivative liabilities, net		--		--
Recorded value of warrants issued to placement agent in connection with private placement of equity rights and obligations		--		--
Extinguishment of promissory notes and issuance of Series A convertible preferred stock		--		3,154,063
Payment of accrued interest with Series A convertible preferred stock		--		425,161
Conversion of promissory notes to common stock, net of commission		--		886,316
Common stock issued to placement agent for note conversion		--		13,356
Assets acquired under capital leases		--		150,197
Prepaid insurance premiums financed by a loan		--		69,514

See accompanying notes to consolidated financial statements.

ANTS SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

ANTs software inc. (“ANTs,” the “Company,” “we,” or “us”) developed the ANTs Compatibility Server ("ACS") and continues to develop additional ACS products. The ACS brings the promise of a fast, cost-effective method to move applications from one database to another and enables enterprises to achieve cost efficiencies by consolidating their applications onto fewer databases. The Company also provides IT managed services and professional services, including pre- and post-sales services related to the ACS and application migration, application and database architecting, monitoring and management (collectively “Professional Services”).

2. Significant Accounting Policies

Basis of Presentation and Continuation as a Going Concern

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Inventa Technologies Inc. (“Inventa”). All significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements contemplate continuation of the Company as a going concern.  However, the Company has had minimal revenues since inception, suffered recurring losses from operations, has generated negative cash flows from operations and has an accumulated deficit of $156.97 million as of December 31, 2010 that raise substantial doubt about the Company’s ability to continue as a going concern.  The Company also had significant near-term liquidity needs as of December 31, 2010, including $0.25 million currently due on a line of credit and $2.00 million in notes payable due January 31, 2011. Subsequent to December 31, 2010, the Company received proceeds from a $3.00 million subscription receivable (less $0.39 million in fees, including $0.24 million in dispute) for the sale of 5.18 million shares of common stock pursuant to the BRG Agreement, $0.06 million in proceeds from the exercise of warrants covering 0.13 million shares of common stock and gross proceeds of $0.75 million from the Note and Warrant Purchase Agreements.  The outstanding balance on the line of credit was subsequently repaid and the notes payable were subsequently deferred until January 31, 2013. The Company’s ability to continue as a going concern is dependent upon management’s ability to generate profitable operations in the future and obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company anticipates generating profitable operations from marketing and sales of ACS and the growth of our Professional Services offerings for ACS implementations. If the Company does not generate profitable operations or obtain the necessary financing, the Company may not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable the Company to continue the development and commercialization of proprietary technologies will be difficult and there is no assurance of our ability to secure such financing. A failure to generate profitable operations or obtain additional financing could prevent the Company from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of its software and technologies. The Company continues actively seeking additional capital through private placements of equity and debt.

At current cash levels and the subsequent financing activity (see note 21), management believes it has sufficient funds to operate into the second quarter of 2011. Should additional financing not be obtained, the Company will not be able to execute its business plan and the recoverability of its goodwill may become impaired (see note 5). Management’s plans, if successful, will mitigate the factors that raise substantial doubt about the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There have been no major changes in the Company’s significant accounting policies during the year ended December 31, 2010. The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the consolidated financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis.

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

•
valuation of warrants to purchase common stock issued in conjunction with convertible promissory notes as well as the valuation of Series A convertible preferred stock and warrants to purchase common stock issued in conjunction with the extinguishment of convertible promissory notes;

•	assumptions regarding the recoverability of long-lived and intangible assets and any associated impairments;

•	assumptions regarding software development, including determination of significant enhancements and when technological feasibility is achieved;

•	assumptions incorporated in determining stock-based compensation; and

•	the allowance for doubtful accounts receivable.

The estimates for the valuation of derivative liabilities are particularly subject to change in the near term. Actual results and outcomes could differ from management’s estimates and assumptions.

Fair Value of Financial Instruments

The Company's carrying amount reported in the balance sheet for cash, accounts receivable and accounts payable approximates fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of the line of credit approximates fair value since the corresponding interest is based on a variable rate. The carrying value of the convertible promissory notes do not reflect adjustments relating to warrants issued in connection with the exchange that took place subsequent to the balance sheet date which may be an indicator of fair value (note 21).  Management is currently evaluating fair value adjustments in connection with this exchange transaction. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation, depending on the complexity of the derivative being measured. See “Derivative Financial Instruments” below.

Financial Instrument Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables.

Cash

Cash includes only demand deposits. The Company does not hold any cash equivalents. Cash accounts are on deposit with major financial institutions and exceed federally insured limits as of December 31, 2010 and throughout the year ended December 31, 2010. Management believes that the risk of loss is minimal and to date, the Company has not experienced any losses related to cash or cash equivalents.

Accounts Receivable, Deferred Revenue and Revenue Recognition

The Company generates revenues from the sale of managed and professional services and ACS and other developed software. Revenue is only recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery or performance has occurred;
•
The arrangement fee is fixed or determinable.  If the Company cannot conclude that a fee is fixed and determinable, then assuming all other criteria have been met, revenue is recognized as payments become due; and

•	Collection is reasonably assured.

Revenue from managed and professional services includes application migration, application and database architecting, monitoring and management (“Professional Services”). Professional Services are generally provided to customers on either a fixed-price or time and materials basis.  The majority of Professional Services revenue is from fixed-price engagements and is recognized using the percentage of completion method.  Professional Services revenue from time and material engagements is recognized as services are rendered.  Payments received in advance of services rendered are recorded as deferred revenue.  The Company reports revenue net of reimbursable expenses that are billed to and collected from customers.

Revenue from sales of ACS and other developed software includes royalties, license fees and support and maintenance fees, also referred to as post contract support or PCS. Revenue from royalties is recognized in the period that it is reported and paid to the Company, consistent with the original equipment manufacturer ("OEM") agreement with IBM. Royalties are received from the sale of licenses and maintenance and support with the pattern for revenue recognition being similar to the license and pattern for royalties is similar to support and maintenance fees described below.

The Company uses the residual method to recognize revenue if a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, the Company defers revenue based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element, as determined by the price charged when the element is sold separately.  If the VSOE of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered. Under the residual method, discounts are allocated only to the delivered elements in a multiple element arrangement with any undelivered elements being deferred based on VSOE of fair values of such undelivered elements. Undelivered elements related to software will most commonly include support and maintenance. Maintenance and support revenue is deferred and recognized over the related contract period, generally 12-24 months, beginning with customer acceptance of the software.

Deferred revenue consists of service fees and support and maintenance fees paid in advance by customers. The fees are amortized into revenue ratably over the related contract period. Service fees paid in advance are generally amortized into revenue over 3-12 months, beginning when all other revenue recognition criteria are met for recognizing the associated services or renewal period as appropriate. Support and maintenance fees are generally amortized into revenue over the contract period of 12-24 months, beginning when all other revenue recognition criteria are met for recognizing the associated license revenue or renewal period as appropriate. Deferred revenue also includes license fees for any customer who has been invoiced, but has not yet signed the customer acceptance of delivery and acknowledgment form as required under our revenue recognition policy. All customer contracts are generally written for a period of one year or more and the frequency of billing varies based on the terms of contracts.

Accounts receivable are stated at net realizable value. In general, allowances for doubtful accounts may be established to reserve for potentially uncollectible trade receivables. Management reviews trade receivables to identify customers with known disputes or collection issues.  The Company may also provide a reserve based on the age of the receivable. In determining any reserve, judgments are made about the credit-worthiness of the customer based on ongoing credit evaluations. Historical level of credit losses and current economic trends that might impact the level of future credit losses are also considered. Receivable balances are written off against the allowance for doubtful accounts when the Company has exhausted all collection efforts. The Company’s customers are generally large, well-known companies. As a result, management does not routinely perform credit checks for new or existing customers or require deposits or prepayments from customers. No allowance for doubtful accounts was established as of December 31, 2010 or 2009 and no accounts were written-off as uncollectible for either of the years ended December 31, 2010 or 2009.

Long-Lived Assets

Long-lived assets such as property and equipment and capitalized software are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the indicators of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets' carrying value, the related assets will be written down to fair value.

Property and Equipment

Property and equipment is carried at cost and is depreciated and amortized using the straight-line method over their estimated useful lives which range from three to five years. The costs of leasehold improvements are amortized over the term of the lease or estimated economic lives, whichever is shorter. Expenditures for improvement or expansion of property and equipment are capitalized. Repairs and maintenance are charged to expense as incurred. When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the Consolidated Statements of Operations.

Capitalized Software

Costs that are related to the conceptual formulation and design of licensed programs are expensed as incurred to research and development expense; costs that are incurred to produce the finished product after technological feasibility has been established are capitalized. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing.   The Company did not establish technological feasibility for the ACS until May 2010, at which time the Company began capitalizing software development costs.  Since then, the Company has been primarily capitalizing the costs of developing significant, value added enhancements and features. Capitalization ceases and amortization of related capitalized amounts begin when the significant enhancements and features are included in the software being sold. The Company has capitalized $2.01 million through December 31, 2010. Amortization expense was $0.06 million for the year ended December 31, 2010 and the balance of unamortized software costs was $1.95 million as of December 31, 2010. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. Costs to provide customer support and maintenance are charged to software cost as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis as of December 31, or whenever impairment indicators arise. The Company also assesses on a quarterly basis whether any events have occurred or circumstances have changed that would indicate an impairment could exist. The Company utilizes one reporting unit in evaluating goodwill for impairment and assesses the estimated fair value of the reporting unit using a combination of discounted estimated future cash flow models and a market approach. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, further analysis will take place to determine whether or not the Company should recognize an impairment charge. To measure the amount of any impairment charge, the Company determines the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we allocate the fair value of the affected reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on the consolidated balance sheet, we record an impairment charge for the difference. We performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rates. We used reasonable judgment in developing our estimates and assumptions and there was no impairment indicated in our testing of goodwill.

Other intangible assets included acquired proprietary technology, acquired customer relationships and the Inventa trade name. The acquired proprietary technology and acquired customer relationships have finite lives and are recorded at cost less accumulated amortization. We calculate amortization on a straight-line basis over the estimated economic useful life of the assets, which was five years for acquired proprietary technologies and ten years for acquired customer relationships. The Inventa trade name had an indefinite life and was not amortized. Other intangible assets were assessed for impairment in conjunction with our assessment of goodwill or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Our assessment for other intangible assets is based on estimated future cash flows directly associated with the asset or asset group. If we determine that the carrying value is not recoverable, we may record an impairment charge, reduce the estimated remaining useful life, or both.

As a result of the Company’s contract with its largest Professional Services customer as determined by historical revenue expiring as of December 31, 2010 and the customer choosing not to renew the contract, the Company performed an analysis of the potential impairment, and re-assessed the remaining asset lives, of other identifiable intangible assets acquired in the acquisition of Inventa. This analysis and re-assessment resulted in: (1) an impairment charge of $1.55 million in acquired proprietary technology recorded in cost of revenues, (2) an impairment charge of $1.33 million in customer relationships recorded in sales and marketing expense and (3) an impairment charge of $0.86 million in trade names recorded in general and administrative expense. The Company also reduced the remaining useful life of customer relationships from approximately 7.5 years to 3.0 years.  All of the impairments resulted from the customer not renewing their contract and the continuing focus by the Company on ACS. Following the impairments, the carrying value of other intangible assets, comprised of customer relationships, was $0.10 million as of December 31, 2010.

The impairment analysis of goodwill and other intangible assets is based on estimated fair values. The assumptions, inputs and judgments used in performing the valuation analyses are inherently subjective and reflect estimates based on known facts and circumstances at the time the valuations are performed. These estimates and assumptions primarily include, but are not limited to, revenue, operating cash flows, capital expenditures forecasts, discount rates and terminal growth rates. The use of different assumptions, inputs and judgments, or changes in circumstances, could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from our estimates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in non-cash impairment charges in the future.

Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We do not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit). We apply the “with and without” approach for utilization of tax attributes upon realization of net operating losses in the future. This method allocates stock-based compensation benefits last among other tax benefits recognized. In addition, we apply the “direct only” method of calculating the amount of windfalls or shortfalls.

The Company accrues liabilities for uncertain tax positions and recognized $0.68 million as of both December 31, 2010 and 2009. Any interest or penalties associated with income taxes is recorded in “General and administrative” expenses in the consolidated statements of operations. As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

Sales and other transaction-based taxes are recorded on a net basis in “General and administrative expense” in the consolidated statements of operations.

Derivative Financial Instruments

The Company does not enter into any derivative contracts for hedging or speculative purposes. The Company accounts for warrants and other rights to acquire capital stock with exercise price reset features, or “down-round” provisions, as derivative liabilities. Similarly, down-round provisions for issuances of common stock are also accounted for as derivative liabilities. These derivative liabilities are measured at fair value with the changes in fair value at the end of each period reflected in current period income or loss. The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation to model the financial characteristics, depending on the complexity of the derivative being measured. A Monte Carlo simulation provides a more accurate valuation than standard option valuation methodologies such as the Black-Scholes or binomial option models when derivatives include changing exercise prices or different alternatives depending on average future price targets. In computing the fair value of the derivatives, the Company uses significant judgments, which, if incorrect, could have a significant negative impact to the Company’s consolidated financial statements.  The input values for determining the fair value of the derivatives include observable market indices such as interest rates, and equity indices as well as unobservable model-specific input values such as certain volatility parameters. For further discussion, see notes 13 and 15.

Stock-Based Compensation

The Company has three stock-based employee and director compensation plans (the ANTs software inc. 2000 Stock Option Plan, the ANTs software inc. 2008 Stock Plan and the ANTs software inc. 2010 Stock Plan). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, generally three years; however, the Company has also issued stock options with performance-based vesting criteria.

All stock-based awards to nonemployees are accounted for at their fair value. The Company has recorded the fair value of each stock option issued to non-employees as determined at the date of grant using the Black-Scholes option pricing model. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

Research and Development Expenses

Compensation and other costs related to the research, design and development of products and technologies are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ends when a product is available for general release to customers.

Advertising Costs

The Company expenses advertising costs as incurred. Less than $0.01 million was recorded during each of the years ended December 31, 2010 and 2009.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. We have excluded all outstanding potentially dilutive securities; as such securities are anti-dilutive for all periods presented.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted new accounting guidance amending the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, for all interim and year-end reporting periods beginning after December 31, 2010, the guidance requires separate disclosure of purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements (significant unobservable inputs). There were no transfers of assets or liabilities between Levels 1 and 2 of the fair value measurement hierarchy during the year ended December 31, 2010. The Company has already presented the activity of Level 3 fair value measurements for its derivative liabilities and will continue the applicable disclosures in subsequent interim and year-end consolidated financial statements.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition of multiple element arrangements. The new guidance states that if vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. We do not expect adoption will have a material impact on our consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

As of December 31, 2010 and 2009, prepaid expenses consisted of the following items:

	2010	2009
Prepaid insurance and employee-related expenses	$25,946	$47,517
Receivable from sale of tax losses	--	80,402
Other	96,787	130,799
	$122,733	$258,718

4. Property and Equipment

Property and equipment, summarized by major category, at December 31, 2010 and 2009 was as follows:

	2010	2009

Computers and purchased software	$815,199	$737,894
Furniture and fixtures	111,179	177,785
Leasehold improvements	105,650	105,650
Total property and equipment	1,032,028	1,021,329
Less: accumulated depreciation and amortization	(751,839)	(661,251)
Property and equipment, net	$280,189	$360,078

Depreciation expense for 2010 and 2009 was $0.16 million and $0.19 million, respectively. As of December 31, 2010 and 2009, net property of approximately $0.20 million and $0.30 million had been used as collateral on the line of credit discussed in note 9.

Total assets under capital lease were $0.11 million as of both December 31, 2010 and 2009 with accumulated amortization of $0.04 million as of December 31, 2010. Depreciation and amortization expense included amortization expense of $0.04 million and $0 related to a capital lease for the years ended December 31, 2010 and 2009, respectively.

5. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations. The Company recorded $22.76 million of goodwill in connection with the acquisition of Inventa in May 2008, none of which is deductible for tax purposes.

The Company tests goodwill for impairment at least annually as of December 31 of each calendar year or whenever impairment indicators arise. The Company did not identify an impairment as a result of the December 31, 2010 annual assessment.

Other Intangible Assets

Other intangible assets included acquired proprietary technology, acquired customer relationships and the Inventa trade name. The acquired proprietary technology and acquired customer relationships have finite lives and are recorded at cost less accumulated amortization. The Inventa trade name had an indefinite life and was not amortized. Other intangible assets were assessed for impairment in conjunction with our assessment of goodwill or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

As a result of the Company’s contract with its largest Professional Services customer as determined by historical revenue expiring as of December 31, 2010 and the customer choosing not to renew the contract, we performed an analysis of the potential impairment, and re-assessed the remaining asset lives, of other identifiable intangible assets acquired in the acquisition of Inventa. This analysis and re-assessment resulted in: (1) an impairment charge of $1.55 million in acquired proprietary technology recorded in cost of revenues, (2) an impairment charge of $1.33 million in customer relationships recorded in sales and marketing expense and (3) an impairment charge of $0.86 million in trade names recorded in general and administrative expense. The Company also reduced the remaining useful life of customer relationships from approximately 7.5 years to 3.0 years.  All of the impairments resulted from the customer not renewing their contract and the continuing focus of the Company on ACS. These non-cash impairment charges had no impact on the Company’s cash balance as of December 31, 2010. The carrying value of other intangible assets at December 31, 2010 and 2009, including impairment, is summarized as follows:

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired proprietary technology	$3,200,000	$(3,200,000)	$--	$3,200,000	$(1,013,333)	$2,186,667
Customer relationships (3 year remaining useful life as of December 31, 2010)	1,930,000	(1,830,000)	100,000	1,930,000	(305,583)	1,624,417
Trade name	860,000	(860,000)	--	860,000	--	860,000

	$5,990,000	$(5,890,000)	$100,000	$5,990,000	$(1,318,916)	$4,671,084

Aggregate amortization expense for the years ended December 31, 2010 and 2009 was $4.66 million (including impairments of $3.74 million) and $0.83 million, respectively.

Estimated amortization expense for the remaining customer relationships will be $0.03 million per year for each of the next three years.

6. Employment Termination Costs

As a result of the Company’s contract with its largest Professional Services customer as determined by historical revenue expiring as of December 31, 2010 and the customer choosing not to renew the contract, the Company terminated the employment of 20 employees and 14 contractors effective in January 2011. Total salary, commissions, contract labor costs and estimated payroll taxes and benefits associated with these 34 individuals was $3.60 million and $3.16 million for the years ended December 31, 2010 and 2009, respectively. Adding stock compensation associated with these 34 individuals brings the total costs to approximately $4.59 million and $3.60 million for the years ended December 31, 2010 and 2009, respectively. Total related cash severance costs to be recorded as of December 31, 2010 are less than $0.03 million and total non-cash severance charges related to acceleration of non-vested restricted stock units that were scheduled to vest on April 1, 2011 is estimated to be less than $0.02 million. Most of the severance cost is recorded in cost of sales with a portion in sales and marketing expense. The liability for the cash portion of severance costs is included in accrued personnel costs. All of the severance costs were paid by March 29, 2011.

7. Accounts Payable and Other Accrued Expenses

At December 31, 2010 and 2009, accounts payable and other accrued expenses consisted of the following:

	2010	2009

Trade payables and accrued expense	$921,181	$1,410,567
Accrued fees to placement agents	390,000	--
Compensation and benefits payable	525,832	344,590
Accrued interest on convertible promissory notes	50,000	50,000
Total	$1,887,013	$1,805,157

8. Deferred Revenues

Deferred revenue activity for the years ended December 31, 2010 and 2009 was as follows:

	2010		2009

Beginning balance		$451,568		$487,121
Invoiced current year		1,184,170		1,952,801
Deferred revenue recognized from prior year	(451,568)		(487,121)
Invoiced and recognized current year	(1,001,275)		(1,501,233)
Total revenue recognized current year		(1,452,843)		(1,988,354)
Ending balance		$182,895		$451,568

9. Debt

Debt consists of the following at December 31, 2010 and 2009:

Type	Issue Date	Due Date	Stated Interest Rate	Effective Interest Rate	2010	2009

Convertible Promissory Notes1	May 2008	February 20111	10%	N/A	$2,000,000	$2,000,000
Note for Financed Insurance Premiums	April 2009	January 2010	7.30%	7.30%	--	11,908
Line of Credit	May 2008	August 2010	LIBOR + 2%	2.44%	250,000	250,000
Total debt					2,250,000	2,261,908
Less discount on convertible promissory notes					(62,500)	(812,500)
Less current portion, including line of credit					(250,000)	(261,908)
Long-term portion of debt					$1,937,500	$1,187,500
_____________________
1
On February 7, 2011, the Company entered into an Exchange Agreement, discussed in note 21 below,  in which the face amount of these notes payable was increased to $2.40 million and the repayment was deferred until January 31, 2013.

Scheduled future maturities of debt are as follows at December 31,

20111	$2,250,000
Total	2,250,000
Less discounts on notes payable	(62,500)
Net carrying value of debt at December 31, 2010	$2,187,500
_____________________
1
On February 7, 2011, the Company entered into an Exchange Agreement, discussed in note 21 below,  in which the face amount of the $2.00 million of  notes payable was increased to $2.40 million and the repayment was deferred until January 31, 2013.

Convertible Promissory Notes Related to Acquisition of Inventa Technologies, Inc.

In May 2008 and as part of the purchase price of Inventa, the Company issued $2.00 million in unsecured promissory notes due January 31, 2011, bearing interest at 10%, with interest payable at the end of each quarter. The convertible promissory notes were immediately convertible to 2.50 million shares of the Company's common stock at the election of the holders at a per share conversion price of $0.80. At the time of issuance, the conversion price was $0.30 per share less than the then-market price of our common stock. The intrinsic value of the embedded beneficial conversion feature totaling $2.00 million was recorded as an increase to paid-in-capital and was amortized to interest expense using the straight-line interest method over the term of the promissory notes. Total charges to interest for debt discount were $0.75 million and $0.81 million for the years ended December 31, 2010 and 2009, respectively. Subsequently, on February 7, 2011, the Company entered into an Exchange Agreement, discussed in note 21 below, in which repayment of the notes payable was deferred until January 31, 2013. The debt is excluded from current liabilities in accordance with Accounting Standards Codification 470-10-45.

Line of Credit

On May 30, 2008, the Company assumed a $0.25 million line of credit in connection with the acquisition of Inventa. The line of credit bears interest at a daily rate of LIBOR plus 2.00% (0.261% and 0.231% at December 31, 2010 and 2009, respectively). At both December 31, 2010 and 2009, $0.25 million was outstanding under the line of credit. The terms of the line of credit require consecutive monthly interest-only payments with the principal due on August 1, 2010.  There were no commitment fees due under the line of credit and the Company never received a notice of default from the bank. The outstanding balance was subsequently repaid in full in January 2011.

Extinguishment of Debt

During the year ended December 31, 2009, the Company repaid $0.05 million of a $0.25 million convertible promissory note and extended the due date of the remaining $0.20 million from March 20, 2009 to the earlier of August 20, 2009 or the receipt of $2.00 million in financing. The Company also agreed to issue 5,000 shares of the Company’s common stock for each month or fraction thereof during which the note is outstanding, with no other terms being modified. This extension was not considered a significant modification of the debt. The holder of the note also agreed to accept shares of the Company’s common stock in consideration for interest payments. For the year ended December 31, 2009, the Company recorded $0.03 million to stockholders’ equity relating to shares of common stock that were issued for the note extension and interest payments. On September 30, 2009, this note holder subscribed to $0.15 million of common stock and associated common stock warrants as part of a Private Placement. On October 21, 2009 the Company paid the note holder $0.05 million in cash, issued 0.06 million shares of common stock due for interest and offset the holder’s stock subscription receivable of $0.15 million in order to satisfy the $0.20 million convertible promissory note and interest payable.

During the year ended December 31, 2009, the Company reduced the conversion price of a $0.13 million, 10% convertible promissory notes from $1.20 to $0.60 and reduced the conversion price of three 10% convertible promissory notes totaling $0.63 million from $0.80 to $0.40 to induce conversion of the notes into shares of common stock. The other terms of the convertible promissory notes remained unchanged. Immediately after the reduction in the conversion price, the 10% convertible promissory note totaling $0.13 million was converted into 0.21 million shares of common stock at $0.60 per share and the three 10% convertible promissory notes totaling $0.63 million were converted into 1.56 million shares of common stock at $0.40 per share. The Company recorded the fair value of the additional 0.89 million shares of common stock issued due to the reduced conversion price and recorded a loss on the extinguishment of the convertible promissory notes totaling $0.50 million, which was equal to the fair value of the additional shares of common stock transferred resulting from the inducement. This amount was based on the closing price of the stock on the date of conversion of $0.56 per share. In conjunction with the conversion, the Company issued 0.02 million shares of common stock, with a fair value of $0.56 per share, to the placement agent as a commission per the original agreement.

During the year ended December 31, 2009, the Company entered into agreements with certain promissory note holders to convert their notes into newly designated Series A Convertible Preferred Stock (“Preferred Stock”) as of July 1, 2009. The total aggregate principal amount owed under the notes totaling $8.5 million, plus accrued and unpaid interest through the date of the conversion totaling $0.43 million, was converted into 8.93 million shares of Preferred Stock. Each share of Preferred Stock is convertible into approximately 2.86 shares of common stock. In addition to the note conversion, three outstanding common stock warrants held by one of the promissory note holders for the purchase of an aggregate amount of 3.00 million shares of common stock, at a price of $0.80 per share, had been extended for one year. The Company accounted for this transaction as a loss on extinguishment. The Company recorded a loss on the transaction totaling $11.78 million, which is derived from the sum of the fair value of the Preferred Stock issued ($14.46 million), the additional fair value given in conjunction with the extension of the expiration date of the common stock warrants ($0.18 million), and the additional fair value given in conjunction with the payment of the accrued interest in Preferred Stock ($0.30 million) less the carrying value of the promissory notes ($3.15 million), which is net of a discount of $5.35 million. See note 12 related to the portion of this transaction that was with a related party, Constantin Zdarsky. The fair value of the Preferred Stock was determined to be $1.70 per share on July 1, 2009, estimated using the Black-Scholes / Noreen-Wolfson Option Pricing Methodology with the following assumptions: dividend yield of 0%, risk-free interest rate of 1.0%, an expected life of three and five years and expected stock price volatility of 100% and 130% to correspond with expected life assumptions. The ability of the Company to satisfy the liquidation preference was also considered. The additional fair value related to the one-year extension of the warrants was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 109%, expected life of two years and risk-free interest rate of 1.6%.

1% Convertible Promissory Notes

During the year ended December 31, 2009, the Company issued two existing shareholders 1% convertible promissory notes convertible at $0.40 per share and warrants to purchase 0.29 million shares of common stock at an exercise price of $0.47 per share for total gross proceeds of $0.12 million, when the closing stock price was $0.47 per share. The relative fair value of the warrants issued in conjunction with these notes created debt discount totaling $0.08 million. The fair value of the warrants was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 98.2%, risk-free interest rate of 1.39%, and an expected life of three years. In conjunction with the issuance of these 1% convertible promissory notes, the Company also recorded the intrinsic value of the related beneficial conversion feature of $0.02 million to Additional Paid-in Capital. Immediately after issuance, the two 1% convertible promissory notes were converted into 0.29 million shares of common stock at $0.40 per share.

10. Capital Lease

The Company records capital lease obligations and the leased asset at the time of acquisition at the lesser of the present value of future lease payments based upon the terms of the related lease agreement or the fair value of the assets held under capital leases. As of December 31, 2010, the Company had a single capital lease expiring in 2013.

Future minimum capital lease payments and the present value of the minimum lease payments as of December 31, 2010, are as follows:

2011	$60,223
2012	45,169
Total remaining payments	105,392
Less amount representing imputed interest	(6,683)
Present value of minimum lease payments	98,709
Less current portion	(55,004)
$43,705

11. Commitments, Contingencies, Concentrations of Risk and Litigation

Operating Leases

As of December 31, 2010, the Company leased the office facility in Mount Laurel, New Jersey under a noncancelable operating lease having a remaining lease term in excess of one year. Future minimum lease payments required under the non-cancelable leases are as follows:

2011	$195,588
2012	195,588
2013	195,588
2014	195,588
2015	195,588
Thereafter	3,260
Total minimum lease payments	$981,200

The operating lease noted above expires January 6, 2016.  The Company has the option to renew the terms of the lease for an additional five years at the greater of $0.02 million per month, or the increase in the consumer price index multiplied by the rent of $0.02 million per month.

On September 9, 2009, the Company entered into a one-year lease for office space in Alpharetta, Georgia, beginning on November 1, 2009 for 1,500 square feet of office space for rent of $1,000 per month. On February 3, 2010, the Company amended the Alpharetta lease to rent an additional 1,500 square feet for additional rent of $1,050 per month through November 1, 2010. The Company further amended the Alpharetta lease to extend it through April 2011. The Company anticipates entering into a long-term lease in the near future for its office space in Alpharetta, Georgia.

Fletcher Agreement and BRG Agreement Commitments

The Fletcher and BRG Agreements require the Company to make quarterly payments based on the number of shares available for purchase under warrants and to register and maintain the effectiveness of registration statements for certain shares issued and issuable under the agreements. The quarterly payments will be $0.25 million beginning March 31, 2011 and may be made in cash or shares of common stock at the Company’s option. The Company is also required to file a registration statement with the SEC for the shares issued and issuable to BRG pursuant to the BRG Agreement and BRG Initial Warrant and have the registration statement declared effective by March 31, 2011.  The Company will not have the registration statement declared effective by the SEC before the required date because of an unresolved interpretive issue in the Fletcher and BRG Agreements. Assuming the registration statement covering the shares issued or issuable to BRG is declared effective between May 30 and June 29, 2011, and using the closing share price of $0.39 as of March 29, 2011, as the “Daily Market Price” under the BRG Agreement, the Company would be obligated to pay to BRG $0.13 million  for the first 30 days following March 31, 2011 and, using the same share price of $0.39, an increase over the prior 30 day period of $0.02 million, for each 30 days thereafter.  Based on these assumptions, the penalty would be estimated to be $0.45 million, representing $0.13 million, $0.15 million and $0.17 million for the first, second and third 30-day period, respectively, that the registration statement is not declared effective. Because payments are based in part on the daily price of the Company’s common stock, changes in the price of our common stock would change the total amounts payable to BRG and could be significant. The BRG Agreement does not provide a limit on the amount that the Company would be obligated to pay to BRG for not having an effective registration statement. These agreements and commitments are further discussed in note 13.

Concentrations of Risk

In addition to the Company’s dependence on equity financing, it has also depended on a small number of Professional Services customers for its historical revenue.  Significant customer concentrations are summarized as follows:

	Years Ended December 31,
	2010		2009

Customer A	$4,412,271	71%	$3,805,429	65%
Customer B	1,239,330	20	1,436,035	25
Other customers	532,512	9	570,218	10
	$6,184,113	100%	$5,811,682	100%

At December 31, 2010, two customers comprised 93% of the trade accounts receivable balance of $0.54 million (Customer A represented 76% and a third customer represented 17%).  At December 31, 2009, three customers accounted for 92% of the trade accounts receivable balance of $0.56 million (Customer A and Customer B represented 69% and 12%, respectively, and a third customer represented 11%).

As discussed above in notes 5 and 6, the contract with Customer A expired on December 31, 2010 and was not renewed by the customer. The Company also depends on IBM for sales and marketing of the ACS. For the year ended December 31, 2010, the Company has recognized $0.20 million of royalty revenues received from IBM for sales of ACS.

Litigation

On July 10, 2008, Sybase, Inc. (“Sybase”), an enterprise software and services company, filed a complaint against the Company for common law unfair business practices, and tortious interference with contractual relations, among other things, in the Superior Court of the State of California, County of Alameda.  Sybase was seeking an injunction and damages among other legal and equitable relief.  Sybase has been changing its damages and remedies claims and is now seeking rescission of its license of certain ANTs software source code and damages in connection therewith. A trial date, initially set for August 2010, was continued to April 2011, and is now being continued again, likely to October 2011. The Company believes that this lawsuit is without merit and intends to continue vigorously defending itself while seeking a settlement beneficial to the Company.

On August 22, 2008, a former ANTs employee filed a class action complaint against the Company on behalf of all current and former software engineers for failure to pay overtime wages and failure to provide meal breaks, among other things, in Superior Court of the State of California, County of San Mateo.  The former employee is seeking an injunction, damages, attorneys’ fees and penalties.  No trial date has yet been set. On March 9, 2011, the Court certified the class and a subclass consisting solely of former engineering employees who signed release agreements, with another former employee as the sub-class representative. The Company believes that this lawsuit is without merit and intends to continue vigorously defending itself.

On September 9, 2009, Kenneth Ruotolo, a former employee and officer of the Company, filed a complaint for breach of contract, breach of the covenant of good faith and fair dealing and declaratory relief, in the Superior Court of the State of California, County of San Francisco. Mr. Ruotolo sought damages, attorneys’ fees and declaratory relief in connection with his June 2009 termination. On September 20, 2010 a settlement was reached between the Company and Mr. Ruotolo and the matter was dismissed. Pursuant to the settlement, the Company paid Mr. Ruotolo $0.23 million in December 2010. In addition, Mr. Ruotolo shall have until September 14, 2014 to exercise options to purchase 0.54 million shares of common stock, at exercise prices ranging from $0.52 to $1.18 per share. As of the date of the settlement, the Company had accrued compensation of $0.18 million. In conjunction with the settlement, the Company recorded an additional accrual of $0.05 million for the one-time lump sum payment and recorded stock-based compensation of $0.34 million representing the estimated fair value to reinstate Mr. Ruotolo’s options to purchase common stock. Mr. Ruotolo’s father, Francis K. Ruotolo, is a Director of the Company.

On January 14, 2010, three lawsuits were filed against the Company by Robert T. Healey.  The first of these lawsuits, against the Company, demanded inspection of the Company’s books and records.  The second lawsuit, against the Company, and its eight directors (including former director Tom Holt), was alleged to be brought by Mr. Healey “both individually and derivatively,” therein alleging various wrongdoing by the Company and its directors.  The third lawsuit, against the Company and its eight directors (including former director Mr. Holt), was brought by Mr. Healey for a declaration directing the Company to nominate Mr. Healey and Rick Cerwonka (the Company’s Chief Operating Officer and the President of the Company’s subsidiary, Inventa Technologies, Inc.) for election to the Company’s Board of Directors.  On May 4, 2010, the Company and the members of the Board of Directors (including former director Mr. Holt) entered into a settlement agreement and mutual general release with Mr. Healey regarding the three lawsuits filed by Mr. Healey. Dismissal, with prejudice, was granted by the court on June 17, 2010. Mr. Healey and his family are stockholders and held, in the aggregate, $2.00 million of convertible promissory notes as of December 31, 2010. These convertible promissory notes were subsequently transferred to new holders pursuant to the Exchange Agreement on February 7, 2011 with repayment of the notes deferred until January 31, 2013.

On August 18, 2010, the Company received a demand letter from Mr. Holt, one of the Company’s former directors, to reinstate his previously cancelled options and warrants to purchase shares of the Company's common stock, extend the exercise period for each by 90 days and pay him the difference in alleged lost profits for a prior request to exercise one of his warrants. On September 17, 2010, Mr. Holt subsequently filed a complaint for breach of contract, breach of the covenant of good faith and declaratory relief in connection with the Company’s refusal to accept exercise of Mr. Holt’s common stock warrants, in the Superior Court of the State of California, in and for the County of San Francisco. Mr. Holt’s options and warrants were received for his service on the Board of Directors. Mr. Holt had options and warrants to purchase a total of 0.31 million shares of common stock for $0.94 per share. On November 23, 2010 a settlement was reached between the Company and Mr. Holt and this matter was dismissed in December 2010. Pursuant to the settlement, the Company reinstated warrants to purchase 0.19 million shares of common stock for $0.94 per share, exercisable until September 1, 2011. The total value of the warrants was less than $0.02 million, calculated using a Black-Scholes valuation model and recorded as expense as of the settlement date.

On March 1, 2011 StreetCapital, Inc. (“StreetCapital”) filed a complaint against the Company in the Superior Court of Fulton County, Georgia claiming that the Company owes fees to StreetCapital in connection with the investment in the Company made by BRG on or about December 31, 2010.  StreetCapital claims, among other things, that (i) the investment by BRG was the result of StreetCapital’s efforts under an engagement letter entered into between the Company and StreetCapital in September 2009, (ii) StreetCapital is entitled to be paid $0.24 million as a fee in respect of the BRG transaction, (iii) StreetCapital is owed a warrant for the right to acquire 0.41 million shares of ANTs common stock at an exercise price of $0.5261 per share, (iv) StreetCapital is entitled to have certain warrants previously issued to it re-priced to a lower exercise price and (v) StreetCapital is entitled to a cash fee equal to 8% of the amount invested by Gemini Master Investment Fund, Ltd. pursuant to that certain Exchange Agreement dated February 7, 2011 among the Company, Gemini Master Investment Fund, Ltd., and Manchester Securities Corp. as well as a warrant for the purchase of additional common stock of the Company.  StreetCapital is also seeking exemplary damages. The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously.

12. Series A Convertible Preferred Stock

The Company designated 12.00 million of the 50.00 million authorized shares of preferred stock as Series A convertible preferred stock. On July 1, 2009, the Company issued 8.93 million shares of preferred stock with a liquidation preference of $1.00 per share as more fully described in note 9. The Company subsequently issued an additional 0.50 million shares for proceeds of $0.50 million during the year ended December 31, 2009 and another 0.55 million shares for proceeds of $0.55 million during the year ended December 31, 2010 through the exercise of warrants to purchase preferred stock. The terms of the preferred stock allow the holder to convert each share of preferred stock into approximately 2.86 shares of common stock at any time. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The preferred stock also contains anti-dilution provisions in the case that the Company issues common stock or any common stock equivalent at less than $0.35 per share, other than to employees, directors or consultants. The liquidation preference of the preferred stock is $1.00 per share. The holders of shares of preferred stock are entitled to receive non-cumulative dividends in preference to any declaration or payment of any dividend at the rate of $0.05 per share per annum when, as and if declared by the Board of Directors.

Outstanding preferred stock is summarized as follows:

	December 31,	December 31,
	2010	2009

Series A convertible preferred stock outstanding	$9,979,139	$9,428,387
Common stock equivalents	28,511,826	26,938,249
Liquidation preference	$9,979,139	$9,428,387

No dividends have been declared as of December 31, 2010. However, upon issuance of preferred stock immediately convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, the Company records the intrinsic value of this beneficial conversion feature as a deemed dividend. The initial conversion of promissory notes into shares of Series A preferred stock and subsequent exercises of warrants to purchase shares of preferred stock at an effective price of $0.35 per share resulted in deemed dividends summarized as follows for each year of the two year period ended December 31, 2010:

Date	Reason	Shares of Preferred Stock	Fair Market Value Per Share of Common Stock	Deemed Preferred Stock Dividend

July 1, 2009	Conversion of promissory notes into Series A convertible preferred stock	8,928,387	$0.42	$1,785,677
September 22, 2009	Exercise of preferred stock warrant	250,000	0.39	27,143
December 31, 2009	Exercise of preferred stock warrant	250,000	0.68	235,714
Subtotal, year ended December 31, 2009		9,428,387	--	2,048,534
February 24, 2010	Exercise of preferred stock warrant	250,000	0.90	392,857
April 28, 2010	Exercise of preferred stock warrant	300,752	1.41	910,848
Subtotal, year ended December 31, 2010		550,752	--	1,303,705
Cumulative total through December 31, 2010		9,979,139	--	$3,352,239

On September 18, 2009, the Company entered into an agreement with Constantin Zdarsky, an existing holder of common and preferred stock, and warrants to purchase common stock of the Company (see note 9), in which his warrants to purchase 3.00 million shares of Company common stock having an exercise price of $0.80 per share were cancelled and the Company granted a new warrant to purchase up to 1.05 million shares of fully-vested preferred stock of the Company at an exercise price per share of $1.00 and exercisable through April 30, 2010 (the “Preferred Stock Warrants”). The Company also granted a new fully-vested warrant to purchase up to 7.50 million shares of the Company’s common stock at a price of $0.40 per share and exercisable through January 1, 2014.  Pursuant to the agreement, Mr. Zdarsky committed to serially exercise his purchase right under the Preferred Stock Warrants with respect to all 1.05 million shares of preferred stock as follows: 0.25 million shares by September 22, 2009, 0.25 million shares by December 31, 2009, 0.25 million shares by February 28, 2010 and 0.30 million shares by April 30, 2010. All of the preferred stock warrants were exercised as of the respective dates and no preferred stock warrants remain outstanding as of December 31, 2010. The fair value of the Preferred Stock Warrants was estimated to be $0.73 million using the Black-Scholes / Noreen-Wolfson Option Pricing Methodology with the following assumptions: dividend yield of 0%, risk-free interest rate of 1%, an expected life of six months and expected stock price volatility of 100%. The fair value of the 3.00 million cancelled warrants to purchase shares of the Company’s common stock was estimated to be $0.45 million using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 109%, expected life of two years and risk-free interest rate of 1.6%. The fair value of the new warrant to purchase 7.50 million shares of common stock was estimated to be $2.19 million using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 109%, expected life of four years and risk-free interest rate of 2.4%.

13. Stockholders' Equity and Derivative Liabilities

On November 19, 2010, the Company’s shareholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 300.00 million shares from 200.00 million shares.

The Company continues to secure additional financing to fund its operations and the development and commercialization of its proprietary technology. The Company has relied upon private offerings of equity and convertible debt and other securities to accredited investors for most of its more recent financing. The equity-related financing and other equity-based activity is as follows:

Private Offerings to Accredited Investors During the Year Ended December 31, 2010

During the year ended December 31, 2010, the Company received net cash proceeds of $5.07 million from the sale of 7.17 million shares of equity securities to accredited investors.  The net cash proceeds included $3.68 million from a stock purchase agreement with Fletcher International, Ltd., (“Fletcher”) and $1.39 million from accredited investors from the sale of 3.47 million shares of common stock at a price of $0.40 per share and warrants to purchase an equal number of shares of common stock exercisable at $0.50 per share that are exercisable for a period of one year. The Company also executed a stock purchase agreement with BRG on December 31, 2010 for a gross subscription receivable of $3.00 million at December 31, 2010. The Company received net proceeds of $2.61 million (including $0.24 million of fees in dispute) from the subscription receivable on January 4, 2011.

Issuance of Shares of Common Stock and Warrants to Fletcher

On March 12, 2010, the Company entered into a stock purchase agreement (the “Fletcher Agreement”) with Fletcher, a company organized under the laws of Bermuda, under which Fletcher had a right and, subject to certain conditions, the obligation to purchase up to $10.00 million of the Company’s common stock in multiple closings.  Fletcher also received an initial warrant to purchase up to $10.00 million of the Company’s common stock (the “Fletcher Initial Warrant”). This agreement was subsequently amended on July 15, 2010. Under this agreement, including the July 15, 2010 amendment, the Company issued and sold to Fletcher a total of 3.71 million shares for net cash proceeds of $3.68 million from March 22, 2010 to July 15, 2010. All proceeds received from the sale of shares of common stock to Fletcher are net of an 8% fee paid to a placement agent.

The original Fletcher Agreement required that all such shares issued or issuable pursuant to the agreement and the related warrants be registered for resale under the Securities Act of 1933, as amended, on or before July 1, 2010 and included substantial monetary penalties if the shares were not registered on or before that date. The Company was not able to have the shares registered before July 1, 2010 and recorded a penalty of $0.44 million in other non-operating expense, more fully described below under the caption “Common Stock Issued to Fletcher.” The amendment removed the monetary penalty for failure to register the shares before July 1, 2010 and required that the initial registration statement include only a portion of the shares of common stock issued or to be issued to Fletcher as required under the original Fletcher Agreement. Pursuant to the terms of the amendment, however, the Company agreed to file and cause to become effective registration statements in the future to register all of the shares of common stock for resale on or before certain specified dates. Pursuant to the amended agreement, the Company filed with the SEC a registration statement to register for resale the shares of common stock previously issued under the agreement and a portion of the shares issuable in the future, including the shares issuable upon exercise of the Fletcher Initial Warrant and the shares of common stock that may be issued in connection with the quarterly payments, described below.  The Company was obligated to cause the initial registration statement to become effective on or before October 8, 2010 and the registration statement was declared effective on August 31, 2010.  Additionally, the Company is required to file new registration statements with the SEC registering the resale of the shares of common stock for subsequent investments not included in the initial registration statement and to cause such new registration statements to be declared effective within 70 days of the issuance such shares.  The Fletcher Agreement does not include any specific registration rights for shares issued pursuant to anti-dilution provisions contained therein.  Likewise, the Company is required to file with the SEC a new registration statement to register the shares of common stock issuable upon exercise of the Fletcher Subsequent Warrant, as defined below, and cause such new registration statement to be declared effective no later than 70 days following the issuance of the Fletcher Subsequent Warrant.  If the Company fails to cause such registration statements to be declared effective by the applicable dates, the Company may incur liability for damages.  The Company is also obligated to use its best efforts to keep the registration statements continuously effective for a period of time.

Common Stock Issued to Fletcher

Fletcher's initial investment on March 22, 2010 was for 1.50 million shares of the Company’s common stock at $1.00 per share. At subsequent closings, Fletcher had the right under the original Fletcher Agreement to purchase (a) up to an aggregate of $0.50 million of the Company’s common stock at a price per share equal to the Prevailing Market Price (as defined therein) (the “First Tranche”), (b) up to an aggregate of $3.00 million of the Company’s common stock at a price per share equal to the greater of (i) $1.25 per share, and (ii) the Prevailing Market Price (the “Second Tranche”), and (c) up to an aggregate of $5.00 million of the Company’s common stock at a price per share equal to the greater of (i) $1.50 per share, and (ii) the Prevailing Market Price (the “Third Tranche”).  The Company could have required such purchases if certain conditions were satisfied. The Company issued the initial 1.50 million shares of common stock on March 22, 2010 and caused Fletcher to purchase 0.61 million shares of the Company’s common stock on May 11, 2010 under the terms of the original agreement. Subsequently, the Company issued an additional 1.60 million shares of common stock in conjunction with amending the agreement on July 15, 2010 (the “Initial Second Tranche”).

The amendment to the Fletcher Agreement on July 15, 2010 eliminated the provision that the Company could require Fletcher to purchase shares of common stock in the future. The amendment also fixed the prices at which Fletcher had the right to purchase additional shares of common stock in the future and established such right to be exercisable until July 15, 2016. In addition to the issuance of 1.60 million shares of common stock to Fletcher in the Initial Second Tranche, Fletcher has the right to purchase an additional 0.80 million shares of common stock at $1.25 per share (the “Additional Second Tranche”) and 3.33 million shares of common stock at a price of $1.50 per share under the Third Tranche prior to July 15, 2016.

The Fletcher Agreement provides Fletcher with certain anti-dilution protections, also referred to as down-round protections. Specifically, for the period of one year after each closing date, if the Company publicly announces or sells or issues shares or securities with an exercise or conversion price that is less than the purchase price per share paid by Fletcher, the Company is required to issue additional shares of common stock such that Fletcher receives the same price per share as the new issuance. Additionally, if a restatement of the consolidated financial statements occurs within one year from such an additional issuance of shares of common stock, the Company may be required to issue additional shares based on the market price of the common stock following a restatement. The agreement also provides for adjustment to the purchase price per share for subsequent closings if a change in control was to occur. These events that could cause the Company to issue additional shares are down-round provisions that are accounted for as derivative liabilities. As a result of issuing shares pursuant to the BRG Agreement, described below, the anti-dilution provisions of the Fletcher Agreement were triggered causing the Company to issue an additional 4.15 million shares of common stock to Fletcher as of December 31, 2010. The $3.12 million decrease in the fair value of the derivative liabilities related to the issuance of the BRG shares was recorded as a reduction in net loss on derivative liabilities. Based on information provided to the Company by Fletcher and BRG, Fletcher is deemed to beneficially own the shares beneficially owned by BRG but BRG does not beneficially own Fletcher’s shares.  From publicly-filed documents, it is the Company’s understanding that BRG is a wholly-owned subsdiary of Fletcher.

The aggregate fair value of the derivative liabilities associated with the Fletcher Agreement exceeded the initial net cash proceeds of $1.38 million received from and par value of common stock issued to Fletcher in the initial investment on March 22, 2010 by $16.25 million. As a result, none of the proceeds, except for the common stock aggregate par value of $150, was allocated to the initial 1.50 million shares of common stock issued on that date. Instead, the Company recorded $16.25 million expense in connection with issuance of derivative liabilities. The July 15, 2010 amendment to the Fletcher Agreement was accounted for as an exchange of consideration between the Company and Fletcher with $5.49 million recorded in equity. There was no gain or loss recognized in this exchange of consideration. The aggregate fair value of the consideration received by the Company from Fletcher exceeded the aggregate fair value of the consideration given to Fletcher by the Company in connection with the amendment to the agreement. In addition to the exchange of derivative liabilities representing consideration received by the Company of $3.21 million, additional consideration received by the Company from Fletcher also included, but was not limited to, net cash proceeds of $1.84 million and the waiver of the registration statement penalty of $0.44 million (recorded in other non-operating expense) for the Company’s failure to register shares of common stock under the original  agreement by July 1, 2010. Consideration given to Fletcher by the Company included, but was not limited to, the 1.60 million shares of common stock having aggregate par value of $160 issued and sold to Fletcher and the Company’s agreement to fix the purchase price of subsequent shares to be sold and issued to Fletcher under the Fletcher Agreement. All of the non-cash derivative-related expense, gains and losses are included in “Net loss on derivative liabilities” within non-operating expense, net in the consolidated statement of operations for the year ended December 31, 2010.

Fletcher Warrants

In conjunction with the Fletcher Agreement, the Company issued Fletcher a warrant on March 12, 2010 to purchase up to $10.00 million of the Company's common stock (the “Fletcher Initial Warrant”). As of December 31, 2010, the Fletcher Initial Warrant covers 19.00 million shares of the Company’s common stock, is exercisable at a price per share of $0.5261 subject to certain additional adjustments, is exercisable until May 18, 2019 subject to certain additional extensions, and is exercisable for cash or, at the election of Fletcher, on a “cashless” or net share settled basis. The term of the warrant was extended approximately two months to May 18, 2019 based on the initial registration statement being declared effective on August 31, 2010.

If certain conditions are satisfied, a subsequent warrant covering $10.00 million of the Company’s common stock will be issued to Fletcher with an exercise price per share of $1.92 (as adjusted from $3.00 pursuant to issuing shares to BRG on December 31, 2010) and a term of two years (the “Fletcher Subsequent Warrant”). Specifically, after March 12, 2014, if the daily market price of the Company’s common stock exceeds $3.50 per share (as amended on July 15, 2010 from a defined average daily market price of $3.00 per share in the original  Fletcher Agreement) for a period of two consecutive quarters, the Company will be obligated to issue the Fletcher Subsequent Warrant. Upon the Company giving Fletcher notice of the issuance of the Fletcher Subsequent Warrant, Fletcher will have ten days to exercise any remaining portion of the Fletcher Initial Warrant. Any portion of the Fletcher Initial Warrant still unexercised after ten days will be cancelled. Based on the terms of the Fletcher Agreement and the Fletcher Initial Warrant, we anticipate that Fletcher would exercise the Fletcher Initial Warrant prior to the delivery of the Fletcher Subsequent Warrant.  In that event, the Company will remain obligated to issue the Fletcher Subsequent Warrant. Upon issuance of the Fletcher Subsequent Warrant, we will be required to file an additional registration statement with respect to the shares of common stock issuable upon exercise of the Fletcher Subsequent Warrant. The exercise price and term of the Fletcher Subsequent Warrant are subject to certain additional adjustments and extensions as well as the same net share settlement provisions and anti-dilution protections as the Fletcher Initial Warrant.

There are several factors that could change the terms of the Fletcher Initial and Subsequent Warrants:

•
If the Company sells or issues shares or securities with an exercise or conversion price that is less than the Fletcher Initial Warrant exercise price, the exercise price of Fletcher Initial Warrant shall automatically be reduced and the number of shares subject to be issued under the warrant shall be increased to reflect the lower price.

•
If the Company is required to restate its consolidated financial statements, the Fletcher Initial Warrant exercise price shall be reduced to the market value of the Company’s common stock during a window of time following a restatement, as set forth in the Fletcher Agreement and the number of shares subject to be issued under the Fletcher Initial Warrant shall be similarly increased. The term of the warrant will also be subject to certain extensions.

•
The exercise price of the Fletcher Initial Warrant is subject to adjustment upon a change of control event. Additionally, the Company could be required to pay Fletcher cash for an amount equal to the fair value of the warrant immediately prior to a change in control event in lieu of the warrant being assumed by the acquiror.

•
If there is an adjustment to the exercise price of the Fletcher Initial Warrant prior to the issuance of the Fletcher Subsequent Warrant, the exercise price of the subsequent warrant will be reduced so that it equals the product of (1) the warrant price of the Fletcher Initial Warrant as of the date of issuance of the Fletcher Subsequent Warrant multiplied by (2) the quotient equal to $3.00 divided by $0.903.  Thereafter, the Fletcher Subsequent Warrant will have the same down-round protection afforded the Fletcher Initial Warrant.

These events that could cause the Fletcher Initial and Subsequent Warrant exercise prices to be reduced or cause the Company to issue additional shares upon the exercise of the warrants are down-round provisions similar to those of the common stock issued to Fletcher. The down-round provisions also result in recording both the Fletcher Initial and Subsequent Warrants as derivative liabilities, further discussed below. The issuance of shares pursuant to the BRG Agreement triggered the down-round provisions causing the Company to increase the number of shares covered by the Fletcher Initial Warrant from 11.07 million to 19.00 million and decrease the exercise price per share from $0.903 to $0.5261 as of December 31, 2010. In addition, the issuance of shares pursuant to the BRG Agreement as of December 31, 2010 caused the number of shares that would be covered upon issuance of the Fletcher Subsequent Warrant to be increased from 3.33 million to 5.72 million and decrease the exercise price per share from $3.00 to $1.92.

Fletcher Quarterly Payments

The Fletcher Agreement also requires that the Company make certain quarterly payments.  Specifically, for so long as any portion of the Fletcher Initial Warrant remains outstanding, the Company is required to pay to Fletcher on each March 31, June 30, September 30 and December 31, a quarterly payment equal to:  the product of (A) the quotient of (x) the remaining unexercised amount of the Fletcher Initial Warrant as of the third business day preceding such quarterly payment date (initially $10.00 million), divided by (y) the warrant exercise price as of the third business day preceding the quarterly payment date, multiplied by (B) $0.01 per share (each a “Fletcher Quarterly Payment”).  The Fletcher Quarterly Payment was initially $0.11 million per quarter from March 31, 2010 to December 31, 2010 (recorded in other non-operating expense). The Company has the right to pay the Fletcher Quarterly Payment in cash or shares of common stock based on a formula set forth in the agreement.  The Company has issued 0.73 million shares of common stock having a total value of $0.44 million to satisfy the Fletcher Quarterly Payments for the year ended December 31, 2010. The issuance of shares pursuant to the BRG Agreement, described below, caused an increase in the number of shares of common stock covered by the Fletcher Initial Warrant, resulting in an increase in the Fletcher Quarterly payments to $0.19 million beginning March 31, 2011.

Following is a summary of the shares issued to Fletcher through December 31, 2010. The aggregate purchase price for shares purchased by Fletcher does not reflect an 8% fee paid to a placement agent.

Date	Reason	Shares	Aggregate (Deemed) Purchase Price	Price Per Share

March 22, 2010	Purchase	1,500,000	$1,500,000	$1.0000
April 1, 2010	Quarterly Share Payment	128,818	110,742	0.8597
May 11, 2010	Purchase	605,767	500,000	0.8254
July 1, 2010	Quarterly Share Payment	100,673	110,742	1.1000
July 16, 2010	Purchase	1,600,000	2,000,000	1.2500
October 1, 2010	Quarterly Share Payment	153,179	110,742	0.7230
December 31, 2010	Quarterly Share Payment	343,663	110,742	0.3222
December 31, 2010	Anti-Dilution Provisions	4,146,169	--	--

Issuance of Shares of Common Stock and Warrants to BRG Investments, LLC.

On December 31, 2010, the Company entered into a stock purchase agreement with BRG (the “BRG Agreement”).  Pursuant to the BRG Agreement, BRG paid the subscription price on January 4, 2011 for its purchase of 5.18 million shares of the Company’s common stock (the “Initial Closing Shares”) for an aggregate gross purchase price of $3.00 million (or $0.5787 per share). The net purchase price was $2.61 million (including $0.24 million of fees in dispute). In conjunction with this transaction, the Company issued to BRG a warrant to purchase additional shares of our common stock (the “BRG Initial Warrant”).  The BRG Initial Warrant provides BRG the right to purchase up to $3.00 million (the “Warrant Amount”) of our common stock at an initial exercise price of $0.5261 per share.  The aggregate purchase price for shares purchased by BRG does not reflect a 5% fee ($0.15 million) paid to a placement agent. In addition, the placement agent for the shares of common stock sold to Fletcher, StreetCapital Inc. (“StreetCapital”), is also asserting, and we are disputing, that it is due an 8% fee ($0.24 million) and a warrant to purchase 0.41 million shares of our common stock, representing 8% of the shares of common stock sold to BRG. BRG has the right under the agreement, but not the obligation, to purchase additional shares of the Company’s common stock at a purchase price equal to the greater of (i) the Average Market Price, as defined in the agreement, of our common stock calculated as of the date of BRG’s notice of its intent to purchase the shares, and (ii) $0.5787, for up to an aggregate purchase price of $3.00 million (“BRG Subsequent Investments”).  The 5.18 million shares were issued to BRG as of execution of the BRG Agreement on December 31, 2010. The BRG Agreement is similar to the Fletcher Agreement. Based on information provided to the Company by Fletcher and BRG, Fletcher is deemed to beneficially own the shares beneficially owned by BRG but BRG does not beneficially own Fletcher’s shares.  From publicly-filed documents, it is the Company’s understanding that BRG is a wholly-owned subsdiary of Fletcher.

The BRG Agreement requires that the Company file registration statements with the SEC to register for resale under the Securities Act of 1933, as amended, the shares of common stock issued or to be issued to BRG pursuant to the BRG Agreement. The BRG Agreement includes substantial penalties if the shares are not registered within a certain number of days from issuing such shares or associated warrants.  The initial registration statement covering the Initial Closing Shares, the BRG Initial Warrant and BRG Quarterly Payment Shares, described below, is required to be filed and declared effective on or before March 31, 2011.  The Company will not have the initial registration statement declared effective by the SEC before the required date because of an unresolved interpretive issue in the Fletcher and BRG Agreements. Assuming the registration statement covering the shares issued or issuable to BRG is declared effective between May 30 and June 29, 2011, and using the closing share price of $0.39 as of March 29, 2011, as the “Daily Market Price” under the BRG Agreement, the Company would be obligated to pay to BRG $0.13 million  for the first 30 days following March 31, 2011 and, using the same share price of $0.39, an increase over the prior 30 day period of $0.02 million, for each 30 days thereafter.  Based on these assumptions, the penalty would be estimated to be $0.45 million, representing $0.13 million, $0.15 million and $0.17 million for the first, second and third 30-day period, respectively, that the registration statement is not declared effective. Because payments are based in part on the daily price of our common stock, changes in the price of our common stock would change the total amounts payable to BRG and could be significant. The agreement does not provide a limit on the amount that the Company would be obligated to pay to BRG for not having an effective registration statement. We will attempt to negotiate a waiver or reduction of the penalty based on the cause of the late filing of the registration statement. The Company is also obligated to use its best efforts to keep the registration statements continuously effective for a period of time.

Common Stock Issued to BRG

BRG’s initial subscription on December 31, 2010 was for 5.18 million shares of the Company’s common stock at $0.5787 per share and included the right, but not the obligation, to purchase the BRG Subsequent Investments of up to $3.00 million additional shares of the Company’s common stock.  Upon the issuance and sale of shares of common stock in the BRG Subsequent Investments, the Company will be required to file additional registration statements (or amend a then-existing registration statement) with respect to such shares and to cause such shares to be registered under the Securities Act for resale by the selling security holder.

Similar to the Fletcher Agreement, the BRG Agreement provides BRG with certain anti-dilution, or down-round protections. Specifically, for the period of one year after each the sale and issuance of shares of common stock to the BRG Agreement and warrants, if the Company publicly announces or sells or issues shares or securities with an exercise or conversion price that is less than the purchase price per share paid by BRG, the Company is required to issue additional shares of common stock such that BRG receives the same price per share as the new issuance. Additionally, if a restatement of the consolidated financial statements occurs within one year from such an additional issuance of shares of common stock, the Company may be required to issue additional shares based on the market price of the common stock following a restatement. The BRG Agreement also provides for adjustment to the purchase price per share for subsequent closings if a change in control was to occur. These down-round provisions are also accounted for as derivative liabilities.

The aggregate fair value of the derivative liabilities associated with the BRG Agreement exceeded the subscription receivable of $3.00 million, or $2.61 million net of $0.39 million in fees, including $0.24 million in dispute, and par value of common stock issued to BRG as of December 31, 2010 by $4.99 million. As a result, none of the proceeds, except for the common stock aggregate par value of $518, was allocated to the initial 5.18 million shares of common stock issued on that date. Instead, the Company recorded $4.99 million expense in connection with issuance of derivative liabilities. All of the non-cash derivative-related expense is included in “Net loss on derivative liabilities” within non-operating expense, net in the consolidated statement of operations for the year ended December 31, 2010.

BRG Warrants

In conjunction with this transaction, the Company issued to BRG a warrant to purchase additional shares of our common stock (the “BRG Initial Warrant”).  The BRG Initial Warrant provides BRG the right to purchase up to $3.00 million (the “Warrant Amount”) of our common stock at an initial exercise price of $0.5261 per share.  The exercise price of the BRG Initial Warrant is subject to adjustment in certain circumstances.  The actual number of shares issuable upon exercise of the BRG Initial Warrant is determined by dividing the Warrant Amount by the exercise price then in effect.  As a result, the BRG Initial Warrant initially is exercisable for 5.70 million shares of common stock (the “BRG Initial Warrant Shares”).  The BRG Initial Warrant is exercisable for cash or on a net share settled or “cashless” basis. In the event of a Subsequent Investment, the Warrant Amount will be increased by the aggregate amount of each Subsequent Investment thereby increasing the number of shares BRG may purchase under the BRG Initial Warrant.  The BRG Initial Warrant is exercisable at any time on or before January 4, 2020, subject to certain extensions, including (i) an extension of two business days for every day a registration statement (or any subsequent registration statement which is required to be filed by the Company pursuant to the terms of the BRG Agreement) is not available with respect to all common stock issued or issuable under the BRG Agreement, the BRG Initial Warrant or the BRG Subsequent Warrant (as defined below) at any time on or after the date that such shares are required to be registered pursuant to the terms of the BRG Agreement (except during certain permitted blackout periods) or such shares of common stock are not listed or quoted and qualified for trading on a public market (each, a “Public Market Unavailability Day”), and (ii) an extension for that number of days equal to the number of days in the period commencing on March 31, 2011 and ending on the date a registration statement is declared effective for the covered shares.

The BRG Agreement further provides that if, for two consecutive calendar quarters commencing on or after January 4, 2014 (the “Commencement Date of Measurement’), the Daily Market Price of our common stock for each business day in such calendar quarter exceeds $3.00 per share (the “BRG Subsequent Warrant Condition”), we are required to give BRG notice of the satisfaction of the BRG Subsequent Warrant Condition.  The Commencement Date of Measurement is subject to certain extensions of one day for every Public Market Unavailability Day.  On the tenth business day following BRG’s receipt of notice of the satisfaction of the BRG Subsequent Warrant Condition, the Company will be required to issue and deliver to BRG a new warrant (the “BRG Subsequent Warrant”) in form substantially the same as the BRG Initial Warrant except that the BRG Subsequent Warrant will provide BRG the right to purchase up to $3.00 million (plus the amount of any Subsequent Investments) of shares of our common stock with an exercise price per share of $3.00, subject to adjustment.  The BRG Subsequent Warrant will have a term of two years from the date of issuance subject to certain extensions, including an extension by the number of days by which the term of the BRG Initial Warrant was extended.  The exercise price and term of the BRG Subsequent Warrant is subject to certain additional adjustments and extensions as well as the same net share settlement provisions and anti-dilution protections as the BRG Initial Warrant. Upon issuance of the BRG Subsequent Warrant, the Company will be required to file an additional registration statement with respect to the shares of common stock issuable upon exercise of the BRG Subsequent Warrant. Upon the issuance of the BRG Subsequent Warrant, the BRG Initial Warrant will expire and be of no further force and effect to the extent not previously exercised.  As a result of the terms of the BRG Initial Warrant and the BRG Agreement, we anticipate that BRG will exercise the BRG Initial Warrant prior to the delivery of the BRG Subsequent Warrant.  In that event, the Company will remain obligated to issue to BRG the BRG Subsequent Warrant.

The terms of the BRG Initial and Subsequent Warrants could change for the same reasons as the Fletcher Initial and Subsequent Warrants:

•
If the Company sells or issues shares or securities with an exercise or conversion price that is less than the BRG Initial Warrant exercise price, currently $0.5787 per share, the exercise price of BRG Initial Warrant shall automatically be reduced and the number of shares subject to be issued under the warrant shall be increased to reflect the lower price.

•
If the Company is required to restate its consolidated financial statements, the BRG Initial Warrant exercise price shall be reduced to the market value of the Company’s common stock during a window of time following a restatement, as set forth in the BRG Agreement and the number of shares subject to be issued under the BRG Initial Warrant shall be similarly increased. The term of the warrant will also be subject to certain extensions.

•
The exercise price of the BRG Initial Warrant is subject to adjustment upon a change of control event. Additionally, the Company could be required to pay BRG cash for an amount equal to the fair value of the warrant immediately prior to a change in control event in lieu of the warrant being assumed by the acquiror.

•
If there is an adjustment to the exercise price of the BRG Initial Warrant prior to the issuance of the BRG Subsequent Warrant, the exercise price of the subsequent warrant will be reduced so that it equals the product of (1) the warrant price of the BRG Initial Warrant as of the date of issuance of the Fletcher Subsequent Warrant multiplied by (2) the quotient equal to $3.00 divided by $0.5261.  Thereafter, the BRG Subsequent Warrant will have the same down-round protection afforded the BRG Initial Warrant.

These events that could cause the BRG Initial and Subsequent Warrant exercise prices to be reduced or cause the Company to issue additional shares upon the exercise of the warrants are down-round provisions similar to those of the common stock issued to BRG and similar securities issued to Fletcher. The down-round provisions also result in recording both the BRG Initial and Subsequent Warrants as derivative liabilities, further discussed below.

BRG Quarterly Payments

The BRG Agreement also requires that the Company make certain quarterly payments.  Specifically, for so long as any portion of the BRG Initial Warrant remains outstanding, the Company is required to pay to BRG on each March 31, June 30, September 30 and December 31, a quarterly payment equal to:  the product of (A) the quotient of (x) the remaining unexercised amount of the BRG Initial Warrant as of the third business day preceding such quarterly payment date (initially $3.00 million), divided by (y) the warrant exercise price as of the third business day preceding the quarterly payment date (initially $0.5261 and subject to adjustments), multiplied by (B) $0.01 per share (each a “BRG Quarterly Payment”).  The current BRG Quarterly Payment is $0.06 million beginning March 31, 2011. The Company, in its discretion, may pay the BRG Quarterly Payments in cash or in shares of common stock (such shares to be issued as BRG Quarterly Payments are referred to herein as the “BRG Quarterly Payment Shares”) determined by dividing the BRG Quarterly Payment by the Average Market Price (as defined in the BRG Agreement) on the third business day prior to the applicable BRG Quarterly Payment date.

Fletcher and BRG Anti-Dilution Rights Recorded as Derivative Liabilities

The anti-dilution, or down-round, protections of the shares of common stock issued pursuant to the Fletcher and BRG Agreements, and the associated warrants to purchase shares of common stock having down-round protections, and the Fletcher and BRG Quarterly Payments based on the number of outstanding and unexercised shares under the Fletcher and BRG Initial Warrants are derivative liabilities recorded at fair value. The down-round provisions and Fletcher and BRG Quarterly Payments result in the number of shares to be issued determined on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The initial derivative liabilities were recorded in the consolidated balance sheet at fair value upon their creation in connection with the Fletcher Agreement as of March 22, 2010 and BRG Agreement as of December 31, 2010. The aggregate fair value of the derivative liabilities associated with the Fletcher Agreement exceeded the initial net cash proceeds of $1.38 million received from and par value of common stock issued to Fletcher in the initial investment on March 22, 2010 by $16.25 million. Similarly, the aggregate fair value of the derivative liabilities associated with the BRG Agreement exceeded the subscription receivable of $3.00 million, or $2.61 million net of $0.39 million in fees, including $0.24 million in dispute, and par value of common stock issued to BRG as of December 31, 2010 by $4.99 million. These differences were recorded in the consolidated statement of operations as a non-cash charge in “Net loss on derivative liabilities” within non-operating expense, net. The derivative liabilities continue to be recorded in the consolidated balance sheet at fair value with changes in fair value also recorded in “Net loss on derivative liabilities” in the consolidated statement of operations.  However, the $3.21 million net decrease in the fair value of the derivative liabilities attributed to the amendment to the Fletcher Agreement on July 15, 2010 is accounted for as an exchange transaction recorded in equity in the consolidated balance sheet along with the other consideration received by the Company from Fletcher. The change in fair value of the derivative liabilities attributed to the amendment to the Fletcher Agreement was determined by measuring the fair value of the derivative liabilities immediately before and after the amendment. Similarly, $2.65 million of the total net decrease of $3.12 million in the fair value of the derivative liabilities attributed to the trigger of the down-round provisions in the Fletcher Agreement by issuing shares to BRG is also recorded in equity in the consolidated balance sheet. The remaining $0.46 million net decrease in derivative liabilities attributed to the trigger of the down round provisions is recorded in net loss on derivative liabilities. The change in fair value of the derivative liabilities attributed to the trigger of the down-round provisions of the Fletcher Agreement was also determined by measuring the fair value of the derivative liabilities immediately before and after the effects of the triggering event.

The components of the derivative liabilities at December 31, 2010, measured at fair value, are summarized as follows:

Fletcher and BRG Initial Warrants	$14,824,987
Fletcher and BRG Subsequent Warrants	2,008,083
Fletcher and BRG Warrant down-round provisions	5,015,156
Fletcher and BRG Quarterly Payments	1,812,762
Down-round provisions for common stock issued to Fletcher and BRG	1,107,808
$24,768,796

The fair values of the Fletcher and BRG Initial Warrants and Subsequent Warrants also include the effect of change in control provisions. In addition, the net decrease in the fair value of the derivative liabilities as a result of the amendment to the Fletcher Agreement on July 15, 2010 included $2.15 million related solely to modification of the terms of the derivative liabilities by the amendment and $1.06 million for a change in assumptions to determine fair value as a result of the amendment.

The components of net loss on derivative liabilities for the year ended December 31, 2010 are summarized as follows:

Expense in connection with issuance of derivative liabilities:
Fletcher Agreement	$16,249,080
BRG Agreement	4,988,928
Net change in fair value of derivative liabilities associated with the Fletcher Agreement (an unrealized loss)	2,748,620
$23,986,628

The net change in fair value of derivative liabilities associated with the Fletcher Agreement noted above excludes the effects of the July 15, 2010 amendment to the Fletcher Agreement. The effects of the amendment are recorded in additional paid-in capital within stockholders’ equity. There was no change in the fair value of derivative liabilities associated with the BRG Agreement since it was initially recorded as of December 31, 2010.

Maximum Number; Limitation on Sales under Stock Purchase Agreement and Warrants.

Pursuant to the BRG and Fletcher Agreements, we cannot issue to BRG or Fletcher, and neither BRG nor Fletcher can purchase, additional shares of our common stock to the extent such issuance would result in either BRG and Fletcher beneficially owning an aggregate number of shares of common stock greater than the Maximum Number (as defined below), unless BRG and Fletcher deliver a notice to the Company electing to increase the Maximum Number at least 65 days prior to the date of increase in the Maximum Number.  The “Maximum Number” is the number of shares of our common stock equal to 9.9% of the aggregate number of outstanding shares of common stock calculated on a monthly basis based on the total number of outstanding shares of common stock outstanding on the last day of the applicable month.  Pursuant to the BRG and Fletcher Agreements, we are required to deliver to Fletcher and BRG on or before the tenth day of each calendar month a notice (the “Outstanding Share Notice”) stating, among other things, the aggregate number of shares of our common stock outstanding as of the last day of the preceding calendar month.  If the Outstanding Share Notice reflects a decrease in the number of our outstanding shares of common stock from the number reflected in the Outstanding Share Notice for the prior month, the Maximum Number will be deemed to decrease immediately such that the Maximum Number equals 9.9% of the aggregate number of outstanding shares of common stock reported on the most recent Outstanding Share Notice.  If the Outstanding Share Notice reflects an increase in the number of our outstanding shares of common stock from the number reflected in the Outstanding Share Notice for the prior month, then on the 65th day after delivery of the Outstanding Share Notice, the Maximum Number will be increased to a number equal to 9.9% of the aggregate number of outstanding shares of our common stock reported on the new Outstanding Share Notice. The Maximum Number as of December 31, 2010 is 11.66 million shares of common stock based on the Outstanding Share Notice delivered to Fletcher on October 7, 2010.  The Maximum Number will increase to 12.94 million shares of common stock effective May 9, 2011, based on the Outstanding Share Notice delivered to Fletcher on March 10, 2011.  BRG and Fletcher have the right to increase the Maximum Number above the 9.9% limitation by delivering a notice to the Company electing to increase the Maximum Number at least 65 days prior to the date of increase in the Maximum Number.  Any shares of common stock that would have been issued to Fletcher or BRG pursuant to the Fletcher and BRG Agreements or upon exercise of either the Fletcher and/or BRG Initial Warrants or the Fletcher and/or BRG Subsequent Warrants but for the limitations on the Maximum Number shall be deferred and shall be delivered to Fletcher or BRG, as appropriate, promptly and in any event no later than three business days after the date such limitations cease to restrict the issuance of such shares (whether due to an increase in the Maximum Number so as to permit such issuance, the disposition by Fletcher and/or BRG of shares of common stock or any other reason) unless Fletcher and/or BRG has withdrawn the applicable notice to purchase or warrant exercise notice.  Based on information provided to the Company by Fletcher and BRG, Fletcher is deemed to beneficially own the shares beneficially owned by BRG but BRG does not beneficially own Fletcher’s shares.  As a result, Fletcher may currently beneficially own more than the Maximum Number.

Private Offerings to Accredited Investors During the Year Ended December 31, 2009

During the year ended December 31, 2009, the Company received net cash proceeds of $2.72 million from the sale and issuance of shares of common stock and other equity securities to accredited investors, summarized as follows:

The Company received $0.34 million from accredited investors from the sale of 0.85 million shares of common stock, at a price of $0.40 per share.

The Company issued 6.33 million shares of common stock at a price of $0.35 per share and warrants to purchase 6.33 million shares of common stock, exercisable at $0.40 per share for a period of one year, for total gross proceeds of $2.22 million as part of a private placement. Five members of the Board of Directors invested $0.06 million as part of this private placement for a total of 0.19 million shares of common stock and warrants to purchase 0.19 million shares of common stock.

The Company issued 0.25 million shares of common stock at $0.40 per share and warrants to purchase 0.25 million shares of common stock, exercisable at $0.50 per share for a period of one year, for total gross proceeds of $0.05 million and a subscription receivable of $0.05 million , received in January 2010, as part of a private placement.

The Company issued two existing shareholders 1% Convertible Promissory Notes convertible at $0.40 per share and warrants to purchase 0.29 million shares of common stock with an exercise price of $0.47 per share for total gross proceeds of $0.12 million, when the closing stock price was $0.47 per share. The fair value of the warrants issued in conjunction with these notes created debt discount totaling $0.08 million. The fair value of the warrants was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 98.2%, risk-free interest rate of 1.49%, and an expected life of three years. In conjunction with the issuance of these 1% Convertible Promissory Notes, the Company recorded the fair value of the related beneficial conversion feature of $0.02 million to additional paid-in capital. Immediately after issuance, the two 1% Convertible Promissory Notes were converted into 0.29 million shares of common stock at $0.40 per share.

Shares of Common Stock Issued to Vendors and Warrant Activity

In addition to the transactions described above, the Company also issued 0.66 million shares to C4 Capital Consulting on December 20, 2010 having a value of $0.25 million as consideration for consulting services rendered by C4 Capital Consulting. C4 Capital Consulting was also the placement agent for the BRG Agreement.

During the year ended December 31, 2010, the Company issued warrants to purchase shares of common stock to StreetCapital, the placement agent in conjunction with issuing shares pursuant to the Fletcher Agreement. The warrants each have a term of three years and were issued on March 22, 2010 for 0.12 million shares with an exercise price of $0.90 per share, May 12, 2010 for 0.05 million with an exercise price of $0.90 per share and July 16, 2010 for 0.13 million with an exercise price of $1.25 per share. StreetCapital asserts that the exercise prices of these warrants are subject to the same adjustments as the warrants issued to Fletcher. StreetCapital also asserts that it is due a warrant to purchase 0.41 million shares of our common stock, representing 8% of the shares of common stock sold to BRG in addition to an 8% fee ($0.24 million) of the gross proceeds received from BRG.

On November 28, 2010, the Company reinstated warrants to purchase 0.19 million shares of common stock for $0.94 per share pursuant to a settlement agreement with Mr. Holt. As discussed in note 13, the total value of the warrants was less than $0.02 million, calculated using a Black-Scholes valuation model, and recorded at issuance as stock-based compensation within general and administrative expense.

During the year ended December 31, 2009, the Company entered into an agreement with an investor relations consultant to issue 0.20 million shares of the Company’s common stock, that was valued at  $0.46 per share, of which 0.05 million vest every three months. The Company issued 0.10 million shares of common stock during the year ended December 31, 2009 and issued the remaining 0.10 million shares during the year ended December 31, 2010. In connection with this same agreement, the Company also issued warrants to purchase 0.30 million shares of the Company’s common stock of which one quarter vest every three months. The warrants have an exercise price of $0.01 per share and expire on May 1, 2012. The fair value of the warrants was estimated to be $0.40 per share using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 101.5%, risk-free interest rate of 1.64%, and an expected life of three years. Similarly, during the year ended December 31, 2009, the Company entered into an agreement with another investor relations consultant to issue 0.20 million shares of the Company’s common stock, at a value of $0.60 per share, of which 0.05 million vest every three months. The Company issued 0.05 million shares and 0.15 million shares under this agreement during the years ended December 31, 2009 and 2010, respectively.

During the year ended December 31, 2010, the Company issued a total of 5.15 million shares of common stock through the exercise of warrants to purchase shares of common stock with exercise prices ranging from $0.40 to $0.50 per share, resulting in gross proceeds of $2.08 million. No warrants to purchase shares of common stock were exercised during the year ended December 31, 2009.

Warrants outstanding as of December 31, 2010 are summarized in the table below:

			Weighted
		Exercise	Average
		Prices per	Exercise	Year of
	Warrants	Share	Price	Expiration

Warrants issued in private placements:
	3,390,321	$0.50		2011
	287,500	0.47		2012
	296,641	0.90 – 1.25		2013
	7,502,151	0.40		2014
	19,007,793	0.53		2019
	30,484,406		$0.50
Warrants issued to customer and vendors:

	300,000	0.01		2012
	50,166	0.60		2013
	350,166		0.09
Warrants issued to others:

	900,000	0.94 - $2.31		2011
	198,750	0.94		2015
	256,875	0.94		2016
	1,355,625		1.70
Total warrants outstanding at December 31, 2010, all of which are exercisable	32,190,197	$0.01 – 2.31	$0.54

During the year ended December 31, 2010, warrants to purchase a total of 1.51 million shares of common stock at exercise prices of $0.40 to $0.50 per share expired.

Other Equity Transactions

During the year ended December 31, 2009, the Company had the following other equity transactions:

The Company reduced the conversion price of a $0.13 million, 10% Convertible Promissory Notes from $1.20 to $0.60 and reduced the conversion price of three 10% Convertible Promissory Notes totaling $6.3 million from $0.80 to $0.40 to induce conversion of the notes into common stock. The other terms of these four notes remained unchanged. Immediately after the reduction in the conversion price, the 10% Convertible Promissory Note totaling $0.13 million was converted into 0.21 million shares of common stock at $0.60 per share and the three 10% Convertible Promissory Notes totaling $0.63 million were converted into 1.56 million shares of common stock at $0.40 per share. The Company recorded the fair value of the additional 0.89 million shares of common stock issued due to the reduced conversion price and recorded a loss on the conversion of the four notes totaling $0.50 million, which is equal to the fair value of the additional shares of common stock transferred resulting from the inducement. This amount was based on the closing price of the stock on the date of conversion of $0.56 per share. In conjunction with the conversion, the Company issued 0.02 million shares of common stock, with a fair value of $0.56 per share, to the placement agent as a commission per the original agreement.

The Company recorded $0.03 million to stockholders’ equity and issued 0.06 million shares of common stock as interest on a $0.20 million Convertible Promissory Note, as more fully described in note 9.

14. Stock-Based Compensation Plans

The Company recorded the following stock-based compensation for the years ended December 31, 2010 and 2009:

	2010	2009

Employees and non-employee members of the Board of Directors:
Stock options	$1,291,463	$836,627
Stock awards	1,865,933	426,577
Restricted stock units	938,793	--
	4,096,189	1,263,204
Non-employee consultants:
Stock options	787,561	135,161
Stock awards	168,994	113,624
Restricted stock units	6,483	--
Vesting of non-plan stock awards and warrants1	669,733	229,759
	1,632,771	478,544
	5,728,960	1,741,748

Less capitalized in software development	(291,462)	--
	$5,437,498	$1,741,748
_________________
1 Non-plan stock awards and warrants are also disclosed in note 13.

Stock-based compensation by financial statement caption is summarized as follows:

	2010	2009

Cost of revenues	$1,065,713	$542,774
Research and development, net of costs capitalized	511,857	183,388
Sales and marketing	270,417	168,461
General and administrative	3,589,511	847,125
	$5,437,498	$1,741,748

As discussed in notes 5 and 6, the Company’s contract with its largest Professional Services customer as determined by historical revenue expired as of December 31, 2010 and the customer elected not to renew the contract.  As a result, the Company terminated the employment of 20 employees and 14 contractors. Non-cash severance charges for employees related to acceleration of non-vested restricted stock units that were scheduled to vest on April 1, 2011 is estimated to be less than $0.02 million. Restricted stock units for terminated non-employee consultants and contractors were not accelerated and associated year-to-date stock-based compensation expense of $0.03 million was reversed.

The Company has three stock-based employee and director compensation plans: (the ANTs software inc. 2000 Stock Option Plan (“2000 Stock Plan”), the ANTs software inc. 2008 Stock Plan (“2008 Stock Plan”) and the ANTs software inc. 2010 Stock Plan (“2010 Stock Plan”, collectively, the “Stock Plans”). The Stock Plans are all very similar and are intended to attract, retain and provide incentives for talented employees, officers, directors and consultants, and to align stockholder and employee interests. Stock-based compensation is considered to be critical to operations and productivity and generally all of employees and directors of the Company participate, as well as certain consultants. The Stock Plans are administered by the compensation committee of the board of directors, although certain grants and other matters must be approved by the full board of directors. The compensation committee has delegated limited authority to the chief executive officer to plan-based options and awards. Under the Stock Plans, the Company may grant incentive stock options only to eligible employees and non-qualified stock options to employees, directors or consultants. The exercise price may not be less than the fair market value on the date of grant for incentive stock options, or 85% of fair market value for non-qualified options. The Stock Plans also permit grants of restricted stock, restricted stock units and stock appreciation rights. The Board of Directors of the Company approved the addition of an employee stock ownership plan component to the Company’s 401(k) retirement plan for tax-deferred contributions of stock awards granted to employees. Stock awards granted to employees were held in escrow while the Company petitioned the Internal Revenue Service for approval of the employee stock ownership plan component. However, the petition was denied by the Internal Revenue Service and the stock awards were released from escrow to the employees in March 2011.

A total of 35.45 million shares have been reserved under the Stock Plans: 10.45 million, 5.00 million and 20.00 million under the 2000 Stock Plan, 2008 Stock Plan and 2010 Stock Plan, respectively. The 2000 Stock Plan expired during the year ended December 31, 2010. As a result, 2.05 million shares previously reserved for the 2000 Plan expired and were returned to authorized but unissued shares of the Company. Previously issued but unvested and unexercised options and awards outstanding under the 2000 Stock Plan remain outstanding until they are exercised, forfeited or expire, as the case may be. The stockholders of the Company approved the adoption of the 2010 Stock Plan to reserve 10.00 million shares of common stock under the 2010 Plan on March 17, 2010 and subsequently approved the reservation of an additional 10.00 million shares under the 2010 Plan on November 19, 2010.

Options granted under the Stock Plans generally vest within three years after the date of grant, and expire ten years after grant. Stock option vesting is generally time-based; however, the Company has also issued grants with certain performance-based vesting criteria. Options granted to new hires generally vest between one-sixth and one-third between six months and twelve months from the anniversary date of the grant and then vest monthly thereafter. The remaining unvested options vest ratably over the remaining life of the grant. Following termination of employment or consulting status, there is usually a grace period during which the vested portion of the option is exercisable. This period is typically three months, but may be shorter or longer depending on the terms of a given stock option agreement or upon managements' discretion. Conditions, if any, under which stock will be issued under stock grants or restricted stock unit grants, and the conditions under which the interest in any stock that has been issued will become non-forfeitable, are determined at the grant date by the compensation committee. The Company has reserved sufficient common stock to satisfy stock option exercises with newly issued stock. However, we may also use treasury stock to satisfy stock option exercises.

As approved by the compensation committee of the board of directors, non-employee directors are typically granted stock options in recognition of their service. Such directors are granted an option to purchase up to 0.15 million shares, which vest monthly over their three-year board service term. Non-employee directors who chair a committee are granted options to purchase an additional 0.03 million shares with the same vesting schedule. Directors generally serve for terms of three years. Options granted to directors may include a one-year lock-up provision following termination of their director status, during which period the option cannot be exercised.

The following table summarizes stock option plan activity and shares available for grant for each of the years during the two-year period ended December 31, 2010:

		Outstanding Options
	Shares		Weighted-
	Available		Average
	for		Exercise
	Grant	Shares	Price
Outstanding, January 1, 2009	3,891,827	10,402,512	$1.03
Stock options granted	(585,000)	585,000	0.55
Stock options forfeited, cancelled or expired	2,500,314	(2,500,314)	0.97
Stock options exercised for cash consideration		(20,000)	0.52
Stock awards, net of forfeitures and cancellations	(1,507,313)
Outstanding, December 31, 2009	4,299,828	8,467,198	1.01
Exercisable, December 31, 2009		6,664,511	1.03
Shares reserved under 2010 Stock Plan	20,000,000
Stock options granted	(7,854,000)	7,854,000	0.99
Stock options forfeited, cancelled or expired,	914,63	(914,636)	0.73
Stock options exercised for cash consideration		(299,000)	0.99
Stock awards, net of forfeitures and cancellations	(5,990,306)
Expiration of 2000 Stock Plan	(2,049,275)
Outstanding, December 31, 2010	9,320,083	15,107,562	$1.02
Exercisable, December 31, 2010		8,473,505	$1.01

The weighted average grant date fair value of stock options granted during 2010 and 2009 was $0.67 and $0.46, respectively. The total intrinsic value of stock options exercised was $0.30 million and $0.01 million and the proceeds to the Company were $0.29 million and $0.01 million during the years ended December 31, 2010 and 2009, respectively. None of the stock options or the underlying shares is subject to any right to repurchase by the Company.

Fully vested and exercisable stock options and stock options expected to vest as of December 31, 2010 are further summarized as follows:

	Fully Vested and Exercisable	Expected to Vest
Total shares	8,473,505	14,631,437
Weighted-average exercise price	$1.01	$1.01
Aggregate intrinsic value	$125,562	$147,785
Weighted-average remaining contractual term, in years	5.3	6.9

The aggregate intrinsic value of total stock options outstanding and exercisable as of the year ended December 31, 2010 and 2009 in the table above represents the total pre-tax intrinsic value (that is, the difference between the respective closing stock price on December 31, 2010 or 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2010 or 2009. Aggregate intrinsic value changes as the fair market value of Company’s stock changes. The closing market price of the Company’s common stock on both December 31, 2010 and 2009 was $0.64.

The fair value of employee and non-employee stock options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31, 2010 and 2009.

	2010	2009
Exercise price	$0.52 - $1.79	$0.36 - $1.85
Expected life in years	2.0 - 9.5	1.0 - 8.7
Expected volatility	113.0% - 126.2%	98.6% - 113.0%
Interest rate	0.6% - 3.2%	1.5% - 2.7%
Dividend Yield	0%	0%

The computation of expected volatility for the years ended December 31, 2010 and 2009 is based on a combination of historical and market-based implied volatility. The computation of expected life is based on historical exercise patterns which generally represent the full vesting date for employee grants and contractual life of the award for non-employee grants. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The activity for stock awards, including fully vested stock grants, non-vested stock grants and non-vested stock units, during the year ended December 31, 2010 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2008	--	$--
Granted	1,674,501	0.54
Forfeited	(167,188)	0.55
Unvested balance, December 31, 2009	1,507,313	0.54
Granted	6,162,346	1.00
Vested	(3,028,315)	0.71
Forfeited	(172,040)	0.76
Unvested balance, December 31, 2010	4,469,304	$1.05

The total fair value of restricted stock vested during the year ended December 31, 2010, was $2.16 million, primarily for restricted stock awards granted during the year ended December 31, 2009 as part of the company-wide salary reduction program and the doubling of the shares during the year ended December 31, 2010. No awards were vested during the year ended December 31, 2009. The total intrinsic value at December 31, 2010 of all unvested stock was $2.86 million based on $0.64, the closing market price of the Company’s common stock on December 31, 2010.

Total unrecognized compensation costs related to unvested stock-based compensation as of December 31, 2010 is as follows:

	Stock Options	Stock Awards	Total
Unrecognized compensation	$3,858,683	$3,383,878	$7,242,561
Weighted-average remaining recognition period (in years)	2.2	2.4	2.3

Total unrecognized compensation cost may be adjusted for actual and estimated changes in forfeitures and, for stock awards granted to non-employee consultants, subsequent changes in the Company’s stock price.

During the year ended December 31, 2010, the Company had the following equity transactions for its stock compensation plans:

The Company granted to employees options to purchase 6.66 million shares of common stock at prices ranging from $0.52 to $1.79 per share with fair values ranging from $0.42 to $1.22 per share on the date of grant and 0.48 million stock options were forfeited or expired.

The Company granted to non-employee consultants, and other service providers, options to purchase 1.25 million shares of common stock at prices ranging from $0.52 to $1.18 per share with fair values ranging from $0.37 to $0.65 per share on the date of grant and 0.50 million stock options were forfeited or expired. The grants include options to Mr. Ken Ruotolo as part of a settlement agreement discussed in note 11.

The Board of Directors of the Company approved grants of 4.9 million shares of common stock to employees and directors for compensation under employee stock plans. The total shares include 3.50 million shares issued to the Company’s chief executive officer on June 28, 2010 that vest 1/3 annually over three years and a total of 0.15 million fully vested shares issued to certain directors on March 16, 2010. The remaining shares were part of a company-wide reduction in cash compensation and an effort to increase employee ownership in the Company. The remaining shares vested on March 31, 2010 and are net of 0.02 million shares forfeited.

The Board of Directors of the Company approved grants of 0.99 million shares of restricted stock units to employees and 0.14 million shares of restricted stock units to non-employee consultants for compensation under an employee stock plan. The fair value of the shares granted to employees was $0.85 per share, based upon the closing price of the stock on the date of grant and 0.03 million restricted stock units were forfeited. The fair value of the shares granted to non-employee consultants is measured on the Company’s stock price at each reporting period and was $0.64 per share as of December 31, 2010 and 0.12 million restricted stock units were forfeited. The restricted stock units will vest as of April 1, 2011 and expense is being recognized ratably over the one-year vesting period. The grants were also were part of a company-wide reduction in cash compensation and an effort to increase employee ownership in the Company.

The Company issued 0.10 million shares of common stock to investor relations consultants under the Stock Plans.

15. Fair Value Measurements

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

Also effective January 1, 2009, the Company adopted the new accounting guidance for determining whether a financial instrument is indexed to its own stock as required by the Derivatives and Hedging Topic of the ASC. The adoption of the new accounting guidance can affect the accounting for warrants with down-round provisions that protect holders from a decline in the stock price. For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether any warrants or other agreements to acquire shares of the Company's common stock contain down-round provisions based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Accordingly and as discussed in note 13, the Company determined that both the down-round provisions associated with common stock issued or to be issued to Fletcher and the Fletcher warrants contained such provisions. As a result, the Company concluded that the down-round provisions associated with common stock issued or to be issued to Fletcher and the Fletcher warrants were not indexed to the Company’s common stock and are therefore recorded as derivative liabilities.

The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company measured the fair values of the Fletcher and BRG Initial Warrants using a binomial model, the Fletcher and BRG Subsequent Warrants using a binomial model adjusted for the probability of issuance using a Monte Carlo simulation, and the down-round provisions and other features of the warrants using a Monte Carlo simulation. The derivative liabilities associated with the Fletcher Agreement and Warrants were initially recorded in the consolidated balance sheet upon issuance as of March 22, 2010 at a fair value of $17.63 million. The aggregate fair value of the derivative liabilities exceeded the net cash proceeds of $1.38 million received and par value of common stock issued to Fletcher in the initial investment on March 22, 2010 by $16.25 million. Similarly, the derivative liabilities associated with the BRG Agreement and Warrants were initially recorded in the consolidated balance sheet as of December 31, 2010 at a fair value of $7.60 million. The aggregate fair value of these derivative liabilities exceeded the net cash proceeds of $2.61 million (including $0.24 million of fees in dispute)  received and par value of common stock issued to BRG in the initial investment on December 31, 2010 by $4.99 million. This difference between initial fair value and net proceeds was recorded in the consolidated statement of operations as a non-cash charge in “Net loss on derivative liabilities” within non-operating expense, net for the year ended December 31, 2010.

The derivative liabilities continue to be recorded in the consolidated balance sheet at fair value with changes in fair value also recorded in “Net loss on derivative liabilities” in the consolidated statement of operations.  However, the net decrease of $3.21 million in the fair value of the derivative liabilities attributed to the amendment to the Fletcher Agreement on July 15, 2010 is accounted for as an exchange transaction recorded in equity along with the other consideration received by the Company from Fletcher. The change in fair value of the derivative liabilities attributed to the amendment to the Fletcher Agreement was determined by measuring the fair value of the derivative liabilities immediately before and after the amendment. As of December 31, 2010, the fair value of the derivative liabilities was $24.77 million with a net change in fair value of the derivative liabilities of $5.86 million from issuance to December 31, 2010. Key assumptions for determining fair values included volatilities ranging from 97.1% to 108.4%, mean daily stock price returns of 11.8%, and risk-free interest rates of from 2.5% to 3.8% for each valuation period, beginning with the initial valuation as of March 12, 2010, through the most recent valuation as of December 31, 2010, including immediately before and after the July 15, 2010 amendment to the Fletcher Agreement and immediately before and after the shares issued as of December 31, 2010 as a result of the down-round provisions of the Fletcher Agreement.

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). There were no assets as of or during the year ended December 31, 2010 and no assets or liabilities as of or during the year ended December 31, 2009 measured using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Derivative Liabilities

Balance, January 1, 2010	$--
Fair value upon issuance, Fletcher Agreement:
Expensed at issuance	16,249,080
Allocated to net proceeds	1,379,850
17,628,930
Fair value upon issuance, BRG Agreement:
Expensed at issuance	4,988,928
Allocated to net proceeds	2,609,482
7,598,410
Decrease in fair value from exchange attributed to the amendment to the Fletcher Agreement on July 15, 2010, recorded in equity	(3,206,749)
Par value of shares of common stock issued as of December 31, 2010 pursuant to the down-round provisions of the Fletcher Agreement, recorded in equity	(415)
Net change in fair value of derivative liabilities (an unrealized loss)	2,748,620
(458,544)
Balance, December 31, 2010	$24,768,796

16. Industry Segment and Geographic Information

The Company operates in a single industry segment, computer software and services. The organization is primarily structured in a functional manner. During the periods presented, the Chief Executive Officer was identified as the Chief Operating Decision Maker (“CODM”) as defined by U.S. GAAP. Internally reported operating expenses were not segregated between different software products or services. Therefore the CODM reviews consolidated financial information on revenues, gross margins and operating expenses. All of the Company’s assets and employees are located in the United States. In addition, all of the Company’s revenues for the years ended December 31, 2010 and 2009 was generated within the United States and Canada except for less than 0.1% for the year ended December 31, 2009.

17. Employee Retirement Plans

The Company maintains a 401(k) Income Deferral Plan (the "401(k) Plan") immediately open to all employees regardless of age or tenure. The Company may make a discretionary contribution to the 401(k) Plan each year, allocable to all 401(k) Plan participants. However, the Company elected to make no contributions for the years ended December 31, 2010 and 2009. Administrative fees for the 401(k) Plan were less than $0.01 million for each of the years ended December 31, 2010 and 2009.

18. Income Taxes

The difference between the statutory federal income tax rate on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

	2010		2009
	Amount	Percent	Amount	Percent
U.S. federal income tax benefit
at federal statutory rate	$(14,970,284)	(35.0)%	$(8,169,545)	(35.0)%
Sale of net operating loss carryovers	--	--	(52,262)	(0.2)
Other permanent items	1,075,011	2.5	963,880	4.2
Change in valuation allowance	13,551,273	31.7	7,177,525	30.7
Total	$(344,000)	(0.8)%	$(80,402)	(0.3)%

Due to our loss position for the years ended December 31, 2010 and 2009, there was no provision for income taxes during these periods. The Company recorded an income tax benefit of $0.34 million for elimination of a deferred tax liability associated with the Inventa trade name that was impaired during the year ended December 31, 2010.

The Company was approved by the New Jersey Economic Development Authority (the "NJEDA") in November 2008 to participate in the 2008 NJEDA Technology Business Tax Certificate Transfer Program.  This program enabled approved, unprofitable technology companies based in the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits.  The program was suspended in 2010. In November 2008, the Company received $0.53 million of net proceeds ($0.56 million gross proceeds less $0.03 million of expenses incurred) from a third party related to the sale of approximately $7.30 million of unused net operating loss carryovers for the State of New Jersey.  During December 2009, the Company was approved to sell additional state tax assets.  In January 2010, the Company received $0.08 million ($0.09 million gross proceeds less $0.01 million of expenses incurred) from two third parties related to the sale of approximately $0.26 million of unused net operating loss carryovers and approximately $0.07 million of research and development tax credits for the State of New Jersey. As of December 31, 2009, the Company recorded a tax loss receivable in the amount of $0.08 million as a component of prepaid expense and other current assets.

Based upon the Company's history of losses, management believes it is more likely than not that the total deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009.

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred long-term tax assets:
Net operating loss carryforward	$52,191,267	$45,903,727
Research tax credit carryforward	2,635,246	2,830,976
Expenses deductible in later years	15,702,766	5,499,360
Gross deferred tax assets	70,529,279	54,234,063
Less: valuation allowance	(69,711,063)	(52,429,344)
	818,216	1,804,719

Deferred long-term tax liabilities:
Excess book basis over tax basis of assets acquired	(818,216)	(2,148,719)
Net deferred tax liabilities	$--	$(344,000)

Following is a summary of the years in which the net operating loss carryforwards will expire:

	Federal	States

2011-2013	$166,000	$11,775,000
2014-2017	2,873,000	41,945,000
2018-2021	46,870,000	--
2022-2025	29,905,000	--
2026-2030	53,384,000	29,743,000
	$133,198,000	$83,463,000

Section 382 of the United States Internal Revenue Code limits the use of the net operating losses based on the purchase price and the existing Applicable Federal Rate. The Applicable Federal Rate was 4.4% at the time of the acquisition of Inventa in May 2008. The Inventa purchase price was $28.5 million resulting in an annual limitation of usable net operating losses of $0.73 million. If the Company does not use the net operating loss in a given year, the unused limit can be carried forward until the net operating losses expire. The net operating losses included in the table above are gross net operating losses without regard to Section 382 limitations.  In addition since Inventa is part of a consolidated group, the Company is subject to a Separate Return Limitation Year rules that limit the losses from the years prior to the purchase to the profits of Inventa.  Any losses after May 2008 are not subject to either limitation and can be used fully to offset profits of Inventa or ANTs.

As of December 31, 2010, we had research credit carryforwards of approximately $1.60 million for federal tax purposes and $1.30 million for state tax purposes. If not earlier utilized the federal research credit carryforwards will expire in various years from 2012 through 2030. The state research credit carries forward indefinitely until utilized.

A summary of the valuation allowance for the Company's deferred tax assets is as follows:

		Charged to
	Beginning	Deferred Tax		Ending
	Balance	Assets	Deductions	Balance
Years Ended December 31,
2010	$52,429,344	$12,988,766	$--	$65,418,110
2009	46,543,887	5,885,457	--	52,429,344

Uncertain Tax Positions

Under accounting standards, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption on January 1, 2007, the Company reduced its deferred tax asset and valuation allowance by $0.68 million upon adopting this standard.

A reconciliation of the beginning and ending amount of the liability for unrealized income tax benefits during the tax years ended December 31, 2010 and 2009 is as follows:

Balance at January 1, 2009	$684,954
Additions for tax positions related to the year ended December 31, 2009	--
Balance at December 31, 2009	684,954
Additions for tax positions related to the year ended December 31, 2010	--
Balance at December 31, 2010	$684,954

The $0.68 million of unrealized tax benefits, if realized, will affect our effective income tax rate without regard to the valuation allowance. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. No amount is accrued for interest or penalties in the statement of operations or in the statements of financial position as of December 31, 2010 and 2009. The Company does not expect a significant increase or decrease in unrecognized tax benefits within 12 months of the reporting date. The only major tax jurisdictions are the United States, California and New Jersey.

The tax years 2007, 2008 and 2009 federal and state income tax returns remain open and are subject to examination.

19. Basic and Diluted Net Loss per Share

Basic and diluted net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive shares consist of convertible securities assuming conversion as of the beginning of the period ("as-if converted basis") and the incremental shares of common stock issuable upon the exercise of other securities using the treasury stock method summarized below. The treasury stock method calculates the dilutive effect for only those securities for which the sum of proceeds, including unrecognized compensation and windfall tax benefits, if any, is less than the average stock price during the period presented. Potentially dilutive shares are excluded from the computation of net loss per share if their effect is anti-dilutive. Net loss per share for the years ended December 31, 2010 and 2009 was adjusted to take into effect a deemed dividend of $1.30 million and $2.05 million, respectively, related to a beneficial conversion feature on Series A Convertible Preferred Stock in the amount of $2.05 million.

The following table presents the calculation of basic and diluted net loss per common share for the years ended December 31, 2010 and 2009:

	2010	2009

Net loss applicable to common stockholders	$(43,731,944)	$(25,309,688)
Weighted average common shares outstanding	110,343,542	95,026,487

Basic and diluted net loss per share	$(0.40)	$(0.27)

Total anti-dilutive securities excluded from diluted net loss per share calculations:
Common stock equivalents of convertible preferred stock	28,511,826	26,938,249
Common stock equivalents of convertible promissory notes	2,500,000	2,500,000
Warrants to purchase common stock	32,190,197	16,125,522
Stock compensation plans (including 3,500,000 and 1,507,313 shares of unvested restricted stock awards as of December 31, 2010 and 2009, respectively)	19,576,866	9,974,511
Common stock subject to purchase rights held by an investor	9,317,367	--
	92,096,256	55,538,282
 __________________________
1
On February 7, 2011, the Company entered into an Exchange Agreement, discussed in note 21,  in which the face amount of these notes payable was increased to $2.40 million and the repayment was deferred until January 31, 2013. Based on a face amount of $2.40 million, the notes payable are convertible into 3.00 million shares of common stock.

20. Related Party Transactions

During the year ended December 31, 2010, three members of the Board of Directors, an officer of the Company and a family member of an officer of the Company participated in a private placement purchasing 0.19 million shares of common stock at $0.40 per share and warrants to purchase 0.19 million shares of common stock, exercisable at $0.50 per share for a period of one year, for total proceeds of $0.08 million.

As discussed in note 11, the Company and the current members of the Board of Directors entered into a settlement agreement and mutual general release with Mr. Healey regarding the three lawsuits filed by Mr. Healey. Mr. Healey and his family are stockholders and hold an aggregate of $2.00 million convertible promissory notes as of December 31, 2010. These convertible promissory notes were subsequently transferred to new holders pursuant to the Exchange Agreement on February 7, 2011 described below. Repayment of the notes was also deferred until January 31, 2013.

Also as discussed on note 11, a settlement was reached between the Company and Mr. Ruotolo. Pursuant to the settlement, the Company paid Mr. Ruotolo $0.23 million in December 2010. In addition, Mr. Ruotolo shall have until September 14, 2014 to exercise options to purchase 0.54 million shares of common stock, at exercise prices ranging from $0.52 to $1.18 per share. As of the date of the settlement, the Company had accrued compensation of $0.18 million. In conjunction with the settlement, the Company recorded an additional accrual of $0.05 million for the one-time lump sum payment and recorded stock-based compensation for the settlement of $0.34 million representing the estimated fair value to reinstate Mr. Ruotolo’s options to purchase common stock. Mr. Ruotolo’s father, Francis K. Ruotolo, is a Director of the Company.

On June 28, 2010, the Board of Directors approved an amended employment agreement for the chief executive officer of the Company including a salary increase from $0.25 million to $0.50 million, of which 20% will be paid in 0.13 million shares of stock on April 1, 2011, a restricted stock award of 3.50 million shares, and options to purchase 3.50 million shares of common stock valued for $1.10 per share.  The restricted stock award vests 1/3 on each anniversary from the date of grant and the options vest 1/3 on the first anniversary from the date of grant and 1/24 each month after the first anniversary.

During the year ended December 31, 2009, the Company paid $0.02 million to an investor relations consultant and shareholder who owns approximately 1.00 million shares of common stock and who purchased a $0.04 million 1% convertible note and warrants to purchase 0.10 million shares of common stock during the year ended December 31, 2009, as discussed in notes 13 and 14. There were no amounts payable to this shareholder as of December 31, 2010.

During the year ended December 31, 2009, the Company paid $0.02 million for an executive apartment lease to a shareholder who owns 0.50 million shares of the Company’s common stock and who also holds a convertible promissory note totaling $1.00 million (undiscounted). The lease was cancelled in June 2009, and the last payment was made in August 2009. There were no amounts recorded in accounts payable to this shareholder as of December 31, 2010.

Mr. Tom Holt, a former member of the Company’s Board of Directors and former Chairman of the Company’s Compensation Committee, performed consulting services for the Company during the third quarter of the year ended December 31, 2009 totaling $0.03 million. There were no amounts payable to Mr. Holt as of December 31, 2010.

During the third quarter of the year ended December 31, 2009, the Company entered into an agreement with Constantin Zdarsky, a then holder of 10.2% of the outstanding common stock, a Warrant holder and a Promissory Note holder, to convert his notes into Preferred Stock as of July 1, 2009. The total aggregate principal amount owed under his notes totaling $3.50 million, plus accrued and unpaid interest through the date of the conversion totaling $0.18 million, was converted into 3.68 million shares of Preferred Stock. In addition to the note conversion, his three outstanding common stock Warrants for the purchase of an aggregate amount of 3.00 million shares of common stock, at a price of $0.80 per share, had been extended for one year. As more fully described in note 12, the also Company entered into an agreement with Mr. Zdarsky in which his 3.00 million common stock Warrants, which were exercisable at $0.80 per share, were cancelled and the Company granted a new warrant to purchase up to 1.05 million fully-vested shares of Preferred Stock of the Company at a per share exercise price of $1.00 and exercisable through April 30, 2010. The Company also granted a new fully-vested common stock Warrant to purchase up to 7.50 million shares of common stock of the Company at a per share price of $0.40 and exercisable through January 1, 2014. As of December 31, 2010, Mr. Zdarsky was a holder of 14.7% of the voting rights of the Company, which included voting rights under his 9.85 million shares of common stock shares and 4.73 million shares of Preferred Stock.

During the year ended December 31, 2009, five members of the Board of Directors purchased 0.19 million shares of common stock at $0.35 per share and 0.19 million common stock Warrants, exercisable at $0.40 per share for a period of one year, for total proceeds of $0.65 million as part of a private placement.

21. Subsequent Events

BRG Stock Subscription

As described in note 13, on January 4, 2011, the Company received the proceeds from the $3.00 million subscription receivable (less $0.39 million in fees, including $0.24 million in dispute) from BRG’s purchase of 5.18 million shares of our common stock and issued the BRG Initial Warrant providing BRG the right to purchase up to $3.00 million of our common stock at an initial purchase price of $0.5261 per share. The Company also paid $0.15 million fee to C4 Capital as the placement agent. StreetCapital, the placement agent for the shares of common stock sold to Fletcher, is also asserting, and we are disputing, that it is due an 8% fee ($0.24 million) and a warrant to purchase 0.41 million shares of our common stock, representing 8% of the shares of common stock sold to BRG.  On March 1, 2011 StreetCapital filed a complaint against the Company.

The Company is also required to file a registration statement with the SEC for the shares issued and issuable to BRG pursuant to the BRG Agreement and BRG Initial Warrant and have the registration statement declared effective by March 31, 2011.  The Company will not have the registration statement declared effective by the SEC before the required date because of an unresolved interpretive issue in the Fletcher and BRG Agreements. Assuming the registration statement covering the shares issued or issuable to BRG is declared effective between May 30 and June 29, 2011, and using the closing share price of $0.39 as of March 29, 2011, as the “Daily Market Price” under the BRG Agreement, the Company would be obligated to pay to BRG $0.13 million  for the first 30 days following March 31, 2011 and, using the same share price of $0.39, an increase over the prior 30 day period of $0.02 million, for each 30 days thereafter.  Based on these assumptions, the penalty would be estimated to be $0.45 million, representing $0.13 million, $0.15 million and $0.17 million for the first, second and third 30-day period, respectively, that the registration statement is not declared effective. Because payments are based in part on the daily price of the Company’s common stock, changes in the price of our common stock would change the total amounts payable to BRG and could be significant. The BRG Agreement does not provide a limit on the amount that the Company would be obligated to pay to BRG for not having an effective registration statement.

Line of Credit

On January 15, 2011, the Company fully repaid the outstanding balance on its revolving line of credit of $0.25 million as well as the applicable interest due.

Exchange of Convertible Promissory Notes

On February 7, 2011, the Company entered into an exchange agreement (the “Exchange Agreement”) with Gemini Master Fund, Ltd., and Manchester Securities Corp. (each a “Holder”) pursuant to which, in exchange for the surrender and cancellation of outstanding convertible promissory notes in aggregate initial principal face amount of $2.00 million, the Company issued to each Holder a convertible Exchange Note in the aggregate original principal amount of $1.20 million, non-interest bearing unless there is an event of default thereunder, with a maturity of January 31, 2013, and a warrant to purchase 3.33 million shares of common stock, with a net, or so-called “cashless,” exercise provision, at an exercise price provided in the Exchange Agreement.  The Holders had acquired the outstanding convertible promissory notes from Robert T. Healey and William J. Healey.  The notes continue to be guarantied by the Company’s subsidiary, Inventa.  There had not been an event of default under the terms of the outstanding convertible promissory notes prior to or at the time of the exchange.

If the Conversion Price, as defined below, is less than the Fixed Price, as defined below, then the Company may, at its election, in lieu of issuing such number of underlying shares:

(A)	issue such number of underlying shares as is determined by dividing the principal amount being converted by the Fixed Price, and

(B)
pay in cash to the Holder an amount equal to the product of (1) the difference between (x) the number of underlying shares which would have been issued if the Company did not make such election and (y) the number of underlying shares which was actually issued pursuant to clause (A) above, multiplied by (2) the Market Price, defined below, as of the conversion date.

The Conversion Price is the lesser of (a) the Fixed Price and (b) 80% of the average of the three lowest daily closing bid prices during the 22 consecutive trading days immediately preceding the conversion date on which the Holder elects to convert all or part of the Note.  The Fixed Price is equal to $0.59 per share, subject to adjustment as set forth in the agreement. The Market Price is the closing sale price per share of common stock on the principal market on the trading day next preceding date on which such price is being determined.

Through March 29, 2011, the Holders have converted $0.75 million of the aggregate $2.40 million adjusted face amount of the Notes. The Company has issued 1.27 million shares and paid or will pay $0.49 million in cash to make up the difference between the actual and minimum conversion price of $0.59 per share.

Note and Warrant Purchase Agreements

On March 3, 2011, the Company entered into Note Purchase Agreements and Warrant Purchase Agreements with certain investors (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Purchasers purchased and the Company sold senior secured promissory notes in the aggregate initial principal face amount of $8.40 million, bearing a 5% coupon in addition to an original issuance discount and with an initial maturity of March 3, 2016.  Pursuant to the Warrant Purchase Agreements, the Purchasers purchased and the Company sold to the Purchasers five year Series B Warrants initially covering an aggregate of 28.47 million shares of the Company’s common stock, subject to possible adjustment, and initially exercisable at $0.59 per share, subject to possible adjustment and possibly including a “Make Whole Amount” payment as defined therein.  Pursuant to the Note Purchase Agreements, the Company received gross proceeds of $0.50 million for the notes and an aggregate of $6.25 million was placed into escrow accounts. Pursuant to the Warrant Purchase Agreements, the Company received gross proceeds of $0.25 million.

The Series B Warrants may be exercised, at the election of the holder, by payment of cash, through the surrender of a principal amount due on the note equal to the aggregate exercise price of the warrants, or under certain circumstances, through a “cashless exercise” for a net number of shares according to a formula set forth in the Warrant Purchase Agreements.

The Company will only be entitled to the amounts held in escrow when it is disbursed to the Company from the escrow account in connection with exercise of Series B Warrants at the Purchaser’s election through the surrender of a principal amount due on the note as described below and in the notes and the escrow agreements. In connection with an exercise through the surrender of a principal amount due on the note, cash will be released to the Company from escrow to the extent that the aggregate exercise price is in excess of any Make Whole Amount due to the Purchaser(s) and if certain conditions are satisfied. Those conditions include (a) that the aggregate unpaid principal amount of the Notes is equal to or less than $7.65 million prior to such note principal reduction and (b) the adjusted exercise price as defined therein is at least $0.15 per common share.  Alternatively, cash will be released to the Purchaser(s) if the aggregate exercise price is less than any Make Whole Amount due to the Purchaser(s). Instead of releasing cash from escrow, the Company may elect to pay any Make Whole Amount out of cash on hand or through an increase, or accretion, in principal of the Notes and a corresponding increase to the number of shares subject to the Series B Warrant(s) (an In-Kind Make Whole). The In-Kind Make Whole is also subject to certain conditions and limitations.

For example, if a Purchase exercises a Series B Warrant by note principal reduction, the note principal will be reduced by the amount of the aggregate exercise price and the Company will receive cash from escrow equal to the aggregate expercise price.  If any Make Whole Amount is due in connection therewith, then the Make Whole Amount will be deducted from the proceeds delivered to the Company and will be delivered to the Purchaser, with the Company receiving the balance thereof, if any. Alternatively, the Company may pay the Make Whole Amount to the Purchaser for the shortfall between the actual exercise price and $0.59 per share out of available cash on hand or, under certain circumstances, through an In-Kind Make Whole adjustment to the Note(s) and Series B Warrant(s).

After March 3, 2013, or earlier upon certain events, one or more Purchasers can give notice to the Company (a “Put Notice”) to cause the Company to redeem, in cash, all or any part of the remaining Principal Amount and all accrued but unpaid interest thereon (the “Put Amount”).

The Company, the Purchasers and an agent also entered into a security agreement pursuant to which the Company granted blanket security interests in all of its assets, and a registration rights agreement pursuant to which the Company granted securities registration rights to the Purchasers.  The Note Purchase Agreements were guarantied by the Company’s subsidiary, Inventa Technologies, Inc.

Pursuant to the Note Purchase Agreements, each Purchaser has a 12-month additional investment right to purchase additional 5% Senior Secured Notes on the same terms as those set forth in the Note Purchase Agreements.  In addition, pursuant to the Warrant Purchase Agreements each Purchaser has a 12-month additional investment right to purchase additional Series B Warrants on the same terms as those set forth in the Warrant Purchase Agreements.  Pursuant to the Note Purchase Agreements and Warrant Purchase Agreements, the Company agreed to certain negative covenants that, among other things and subject to certain specified exceptions, prohibit the Company from incurring additional indebtedness, paying dividends on its capital stock or pledging assets.

Expiration of Warrants

From January 1, 2011 to March 29, 2011, warrants to purchase a total of 3.07 million shares of common stock with an exercise price $0.50 per share expired.

Litigation

On March 1, 2011 StreetCapital filed a complaint against the Company in the Superior Court of Fulton County, Georgia claiming that the Company owes fees to StreetCapital in connection with the investment in the Company made by BRG on December 31, 2010.  StreetCapital claims, among other things, that (i) the investment by BRG was the result of StreetCapital’s efforts under an engagement letter entered into between the Company and StreetCapital in September 2009, (ii) StreetCapital is entitled to be paid $0.24 million as a fee in respect of the BRG transaction, (iii) StreetCapital is owed a warrant for the right to acquire 0.41 million shares of ANTs common stock at an exercise price of $0.5261 per share, (iv) StreetCapital is entitled to have certain warrants previously issued to it re-priced to a lower exercise price and (v) StreetCapital is entitled to a cash fee equal to 8% of the amount invested by Gemini Master Investment Fund, Ltd. pursuant to that certain Exchange Agreement dated February 7, 2011 among the Company, Gemini Master Investment Fund, Ltd., and Manchester Securities Corp. as well as a warrant for the purchase of additional common stock of the Company.  StreetCapital is also seeking exemplary damages. The Company believes the plaintiff’s claims are without merit and intends to defend itself vigorously.

Other Activities

From January 1 to March 29, 2011, warrants to purchase 0.05 million shares of common stock were exercised, resulting in proceeds to the Company of $0.03 million and 0.02 million shares of common stock are issuable for $0.01 million in fees for an investor relations consultant.