Form 10-K/A
period 2010-12-31
ANTS SOFTWARE INC
filed 2011-05-02
CIK 796655

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
Incorporation or Organization)

1031 Cambridge Square, Suite F, Alpharetta, Georgia 30009
 (Address of principal executive offices including zip code)

(856) 914-5200
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

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [X]

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

ANTs software inc. had 135,500,000 shares of Common Stock outstanding as of April 29, 2011.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) hereby amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which ANTs software inc. (“we,” “us” or the “Company”) filed with the Securities and Exchange Commission on March 31, 2011.  The sole purpose of this amendment is to (1) correct an error on the cover page identifying us as transitioning from Smaller Reporting Company status to Non-accelerated Filer status and, as a result, identifying itself as a Smaller Reporting Company for disclosure requirements and as an Accelerated Filer for determining when the Annual Report on Form 10-K must be filed, consistent with the Securities and Exchange Commission's Compliance and Disclosure Interpretation 130.04 and (2) include information omitted from our Annual Report on Form 10-K under Part III, Items 10, 11, 12, 13, and 14.

No other information in the 10-K as originally filed on March 31, 2011 is being amended.

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

Forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "hopes," "may," "will," "plans," "intends," "estimates," "could," "should," "would," "continue," "seeks" or "anticipates," or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, problems incurred in establishing sales and sales channels, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include, but are not limited to, statements under the captions "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other sections in this amended Annual Report. You should be aware that the occurrence of any of the events discussed under the heading "Item 1A -- Risk Factors" in the 10-K filed on March 31, 2011 and elsewhere in this amended Annual Report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our Common Stock could decline and you could lose all or a part of the value of your shares of our Common Stock.

The cautionary statements made in this amended Annual Report are intended to be applicable to all related forward-looking statements wherever they may appear in this amended Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this amended Annual Report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to our current directors and executive officers:

Name	Age	Position
Joseph Kozak	61	Chairman (until April 17, 2011), President and Chief Executive Officer, Class 1 Director, term expires in 2013

Francis K. Ruotolo	73	Class 3 Director, term expires in 2012

John R. Gaulding	65	Former Class 3 Director, resigned April 17, 2011

Robert H. Kite	56	Chairman (effective April 17, 2011) and Class 2 Director, term expires in 2011

Robert Jett	66	Class 3 Director, term expires in 2012

Ari Kaplan	41	Class 2 Director, term expires in 2011

Craig Campbell	54	Class 1 Director, term expires in 2013

David Buckel	49	Secretary and Chief Financial Officer (resigned effective May 15, 2011)

Rick Cerwonka	59	Chief Operating Officer and President, Inventa Technologies Inc.

Joseph Kozak, Age 61
President and Chief Executive Officer

Joseph Kozak joined the Company in June 2005 as President and was named Chief Executive Officer and appointed to the Board of Directors in August 2006. Mr. Kozak resigned as Chairman of our Board of Directors on April 17, 2011, but continues in his role has President and Chief Executive Officer. Mr. Kozak brings 25 years of front-line leadership experience in sales, marketing and business development. Mr. Kozak joined ANTs from his position as Vice President of Industry Sales for Oracle Corporation, a business software and hardware integration company. While with Oracle he defined and executed global strategies for retail, distribution, life science, process manufacturing, and consumer packaged goods industries. He also managed Oracle’s acquisition of Retek, Inc. a $630 million purchase in the retail applications space. Prior to Oracle, Mr. Kozak was Chief Executive Officer of Lombardi Software, a manufacturer of business process management solutions. He was also a partner with Ernst and Young, LLP, in the retail and consumer packaged goods division; Vice President of Sales for SAP America, where he was responsible for the retail distribution and consumer goods business units for the Americas; and Mr. Kozak held numerous management positions with AT&T and IBM.

Mr. Kozak brings to the Board significant executive leadership and operational experience.  His prior business experience in the software industry gives him a broad and extensive understanding of our operations and extensive knowledge about our industry.  Due to his business background, he has a broad understanding of the operational, financial and strategic issues facing public companies.

David Buckel, Age 49
Chief Financial Officer

On January 18, 2010, Mr. Buckel joined the Company as Secretary and Chief Financial Officer. On April 29, 2011, Mr. Buckel resigned from his position effective May 15, 2011.  Mr. Buckel has not identified any disagreement with the Company on any matter relating to the our operations, policies or practices.

On April 29, 2011, Mr. Buckel and the Company entered into a Separation Agreement under which (i) Mr. Buckel will resign effective May 15, 2011; (ii) Mr. Buckel will continue to consult with the Company after May 15, 2011, including on the preparation and filing of the Company’s quarterly report for the quarter ended March 31, 2011; (iii) to ensure a smooth transition of his duties, Mr. Buckel will also provide consulting services concerning, without limitation, such things as the Company’s periodic SEC reports, litigation matters, financial reporting, and registration statements at an agreed upon hourly rate; (iv) Mr. Buckel’s employment agreement with the Company is terminated; (v) Mr. Buckel is to be paid a non-refundable retainer of $10,000 for his consulting services; and (vi) Mr. Buckel and the Company entered into a mutual, general release of all claims, known and unknown.

For more than 15 years, Mr. Buckel has served as Chief Financial Officer for a number of public and private companies in the IT and technology industries. He has worked under a wide range of circumstances from startup ventures, consolidations and turnaround situations to leading fast growing profit driven corporations. Mr. Buckel brought to us extensive experience in SEC reporting, Sarbanes-Oxley compliance, investor relations, corporate development and the capital markets. He has held high level positions including public and private company board of director roles and has chaired and been a key member of both the audit and compensation committees for a number of public companies. Prior to joining us, Mr. Buckel served as Chief Financial Officer for Ryla Inc., a fast growing call center solutions provider that was acquired. He also served as Chief Financial Officer for Internap Network Services, a publicly-traded, industry-leading company in route control technology and a provider of high-performance solutions for business critical applications, and Interland Inc., a publicly-traded applications hosting and Web services consulting company. Mr. Buckel received his MBA from Syracuse University and a bachelor’s degree in accounting from Canisius College. He is a Certified Management Accountant, CMA, by the Institute of Management Accountants.

Francis K. Ruotolo, Age 73
Director

Francis Ruotolo was an employee of the Company from January 2001 to January 2005. He joined the Company as the Chairman of the Board of Directors, Chief Executive Officer and President. He continues to serve as a member of the Board of Directors, serving as Chairman of the Board of Directors through September 30, 2007.  He resigned as President in March 2003 and resigned as Chief Executive Officer in January 2005. Prior to joining ANTs, he was a member of our Board of Advisors. Before joining the Company, Mr. Ruotolo was also a director in the consulting practice of Deloitte & Touche (subsequently Deloitte Consulting). Prior to working at Deloitte Consulting, Mr. Ruotolo was Chief Executive Officer of The Futures Group, a long-term strategic planning consultancy whose clients included IBM, American Airlines, Monsanto, Ford Motor Co., Pfizer, and numerous departments of the federal government. Mr. Ruotolo was Senior Vice President of Macy’s California for seven years and held the same position at Lord & Taylor in New York. Mr. Ruotolo holds a BA degree in English/Journalism from Northeastern University, Boston, MA.

Mr. Ruotolo has been associated with us for ten years and brings to the Board extensive knowledge about our business operations and in particular our operations and products.  He also has extensive knowledge of our industry due to prior experience.  In addition, he brings to the Board significant executive leadership and operational experience.

John R. Gaulding, Age 65
Former Lead Director

John R. Gaulding joined our Board of Directors as an independent director in January 2001. Mr. Gaulding resigned as a director, the Lead Director, Chairman of the Executive Committee, Chairman of the Audit Committee, and a member of its Corporate Governance and Nominating Committee on April 17, 2011.  Mr. Gaulding has not identified any disagreement with the registrant on any matter relating to the registrant’s operations, policies or practices. Mr. Gaulding is a private investor and founding partner of Sage Partners, LLC, a strategic and governance advisory firm and investor in emerging companies. Mr. Gaulding is also chairman of the Corporate Governance and Nominating Committee and member of the Audit Committee of Monster Worldwide, Inc. and serves on the board of Yellow Pages Group, Inc., a publicly held company listed on the Toronto Stock Exchange, where he is also chairman of the Corporate Governance and Nominating Committee and member of Compensation Committee. Previously, Mr. Gaulding was Chairman and Chief Executive Officer of National Insurance Group, a publicly held company providing information and insurance to financial institutions. He was also President and Chief Executive Officer of ADP Claims Services Group and President and Chief Executive Officer of Pacific Bell Yellow Pages, Inc. Most recently, Mr. Gaulding served as a Senior Advisor to Deloitte Consulting specializing in e-Business strategy with responsibility for advising such clients as Hewlett Packard, 3Com, Bergen Brunswig, Longs Drugstores, Southern California Edison, and Pacific Gas and Electric Company.

Mr. Gaulding brought to the Board significant executive leadership and operational experience.  His business experience and board service, along with his tenure at our Company, gave him a broad and extensive understanding of our operations and the proper role and function of the Board.  His service on the board of other public companies provided him with a strong corporate governance expertise.

Robert H. Kite, Age 56
Chairman

Robert Kite joined our Board of Directors in January 2005 and was elected Chairman of the Board of Directors following Mr. Kozak’s resignation as Chairman and Mr. Gaulding’s resignation from the Board. On April 25, 2011, Mr. Kite was appointed chair of the Corporate Governance and Nominating Committee and continues to serve as chair of the Compensation Committee and member of the Audit Committee. Since 1981, Mr. Kite has been President and Chief Operating Officer of Kite Family Co., Inc. and the Managing General Partner of KFT LLLP, a family-owned company whose assets and operations include, but are not limited to, commercial and industrial buildings, land holdings, stocks, bonds, commodities, magnetic resonance imaging clinics, and hotel and retail development. He also serves on the boards of E2020, an Internet education company, and Financialz, an accounting software company. Mr. Kite’s public service work includes board membership with Child Help USA and the FBI Citizen’s Academy. Mr. Kite previously worked in the construction industry in Saudi Arabia with Beck-Arabia, and in Central America in gold mining and manufacturing operations. He is a graduate of Southern Methodist University with a Bachelor of Science, Political Science and Psychology with a Minor in Business.

Mr. Kite’s service on the board of other public companies has provided him with a strong corporate governance expertise. His business experience provides him with a broad understanding of the operational, financial and strategic issues facing public companies.

Robert Jett, Age 66
Director

Robert Jett joined our Board of Directors in May 2007. Mr. Jett currently serves on the Audit and Compensation Committees. He serves as general counsel for eDocs-Express, a company that provides consulting and documentation services to financial institutions. A former member of the Oregon State Bar, Mr. Jett has extensive law experience, serving as legal counsel for the First National Bank of Oregon, Security Bank of Oregon, Evans Products Company, CFI ProServices, Inc., and other enterprises. Mr. Jett is best known as the architect and product manager of Laser Pro, the predominant loan documentation software system used by thousands of financial institutions across the country. Mr. Jett was appointed Corporate Secretary following the announcement of Mr. Buckel’s resignation as Secretary and Chief Financial Officer on April 29, 2011.

Mr. Jett’s legal background provides him with a broad understanding of the legal issues facing our company and the financial markets. His experience provides him with a broad understanding of the operational, financial, legal and strategic issues facing public companies.

Ari Kaplan, Age 41
Director

Ari Kaplan joined our Board of Directors in April 2007 and currently serves on the Compensation Committee. Mr. Kaplan was President of the Independent Oracle Users Group (IOUG) from 2005 to 2008. Mr. Kaplan served as Executive Vice President of IOUG from 2003 to 2004, before assuming the position of President in 2005. Mr. Kaplan is also a Senior Consultant for Datalink Corporation, where he leads the database practice. Beginning in 1999 and continuing through 2005, Mr. Kaplan served as Chief Executive Officer at Expand Beyond, a mobile business software company. Mr. Kaplan worked as a Chief Architect/Senior Consultant from 1994 to 1999, to companies including Chicago Board Options Exchange, Merck & Co., Inc., 3Com/US Robotics, Hallmark, PricewaterhouseCoopers, and the Department of Defense. Mr. Kaplan also worked as a Senior Consultant for Oracle Corporation from 1992 to 1994. Mr. Kaplan received a Bachelor of Science degree in Engineering and Applied Sciences from the California Institute of Technology in 1992.

Mr. Kaplan brings to the Board extensive knowledge of the software industry. Having served in senior corporate positions in other software companies he has a vast knowledge of the industry.

Craig Campbell, Age 54
Director

Craig Campbell joined our Board of Directors in May 2007. On April 25, 2001, Mr. Campbell was appointed chair of the Audit Committee and a member of the Corporate Governance and Nominating Committee. Mr. Campbell is the Chief Executive Officer of Campbell Capital Advisors, LLC, a financial services company located in Chicago, Illinois. He has been a financial executive for over 25 years. He has extensive experience as a general partner and advisor for investment and hedge funds and has served in leadership positions for numerous charitable foundations.

Mr. Campbell brings to the Board significant strategic, business and financial experience. He has a broad understanding of the operational, financial and strategic issues facing our company.

Rick Cerwonka, Age 59
Chief Operating Officer and President, Inventa Technologies, Inc.

Rick Cerwonka was appointed our Chief Operating Officer effective August 17, 2009. Mr. Cerwonka joined Inventa Technologies in January 2000 as Vice President of Managed Services and was named President and Chief Executive Officer of Inventa in December 2002. Before joining the Company, Mr. Cerwonka founded XTEND-Tech, Inc., which offered full-service applications management and support to Fortune 500 clients in finance, telecommunications, manufacturing, government and banking. Prior to XTEND-Tech, Inc., Mr. Cerwonka was Vice President of the Enterprise Solutions Division for the Southern States Area for Sybase, Inc.

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

To the best of our knowledge, with the exception of the following untimely filings, all of our other officers, directors and 10% shareholders timely filed the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2010.

Untimely Section 16(a) Beneficial Ownership Reports:

●	Form 4 filed by director Robert Jett on March 4, 2010 for a transaction dated February 18, 2010; also on November 15, 2010 for a transaction dated October 31, 2010;
●	Form 4 filed by director Craig Campbell on November 15, 2010 for a transaction dated October 31, 2010; and
●	Form 4 filed by director John Gaulding on November 15, 2010 for a transaction dated October 31, 2010;

CODE OF ETHICS AND CORPORATE GOVERNANCE

Corporate Governance Guidelines

We believe in sound corporate governance practices and have formal Corporate Governance Guidelines. Our Board adopted these Corporate Governance Guidelines in order to ensure that it has the necessary authority and practices in place to review and evaluate our business operations as needed and make decisions that are independent of the Company’s management.  We regularly monitor developments in the area of corporate governance and review processes and procedures in light of such developments.  We review federal laws affecting corporate governance, such as the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and NASDAQ, although the Company is currently reported on the NASD Bulletin Board system . The Corporate Governance Guidelines set forth practices with respect to the way employees and directors conduct themselves individually and operate our business.

Code of Business Conduct and Ethics

We have developed and periodically modify our Code of Business Conduct and Ethics to ensure it is in compliance with our Corporate Governance Guidelines.  The Code of Business Conduct and Ethics sets forth the policies with respect to the way directors, officers, employees, agents and contractors conduct themselves and operate our business. The Code of Business Conduct and ethics is publicly available at the “Corporate Governance” section of our website at www.ants.com/investor. We believe we have in place procedures and practices, which are designed to enhance our shareholders’ interest.

Board Leadership Structure

Our board has carefully considered the benefits and risks in combining the role of Chairman of the Board and Chief Executive Officer and determined that Mr. Kozak was the most qualified and appropriate individual to lead our board as its chairman through April 17, 2011.

In determining whether to combine the roles of Chairman of the Board and Chief Executive Officer, our board closely considered the then current system for ensuring significant independent oversight of management, including the following: (1) only one member of the current board, Mr. Kozak also serves as an employee; (2) the majority of directors serving on our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee are independent; (3) our board’s flexibility to select, at any time and on a case-by-case basis, the style of leadership best able to meet our current needs based on the individuals available and circumstances present at the time. Our board further noted that the Compensation Committee annually evaluates the Chief Executive Officer’s performance.

In determining that we were best served by having Mr. Kozak serve as Chief Executive Officer and Chairman of the Board, our board considered the benefits of having the Chief Executive Officer serve as a bridge between management and our board, ensuring that both groups act with a common purpose. Our board also considered Mr. Kozak’s knowledge regarding our operations and the industries and markets in which we compete and his ability to promote communication, to synchronize activities between our board and our senior management and to provide consistent leadership to both our board and our company in coordinating the strategic objectives of both groups. Our board further noted that the combined role of Chairman of the Board and Chief Executive Officer facilitates centralized leadership in one person so that there is no ambiguity about accountability.

As of April 17, 2011, Mr. Kozak has stepped down as Chairman of our Board of Directors and Mr. Kite, an independent director, has assumed the position of Chairman of our Board of Directors. This will allow Mr. Kozak to devote more attention to our operations.

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

Our Board has seven director positions divided into three classes.  Members of each class serve for a three-year term, with one class of directors being elected each year.  During fiscal 2010, our Board held twelve (12) meetings.  Directors Kozak, Kaplan, Gaulding, Jett, Ruotolo, Campbell and Kite attended at least 80% of the aggregate number of meetings of the Board of Directors and meetings of committees on which he served during fiscal 2010.  As of April 17, 2011, John Gaulding resigned as a director on our Board.  Currently, the Board has one vacancy.

The stockholder meetings in 2010 were attended by all the directors.

Our Board has an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee (“CGNC”) and an Executive Committee.  Each of these committees has a formal written charter. Copies of these charters may be found on our website at www.ants.com/investor.  The Executive Committee was disbanded effective April 17, 2011.

The CGNC makes recommendations to the Board concerning committee memberships, and the Board appoints the members and chairpersons of the committees.

The following table summarizes the standing committees of the Board of Directors, their membership and the number of meetings held between January 1, 2010 and January 26, 2010:

Name	Audit	Compensation	CGNC	Executive

John Gaulding	Chair		Member	Chair
Robert H. Kite		Chair
Joseph Kozak				Member
Francis Ruotolo			Member	Member
Robert Jett		Member	Chair	Member
Ari Kaplan	Member	Member
Craig Campbell	Member

Total number of meetings held through January 26, 2010	--	--	--	--

On January 27, 2010, Robert Jett replaced Ari Kaplan on the Audit Committee and Ari Kaplan stepped down from the Compensation Committee. The Audit Committee and the Compensation Committee had not met while Ari Kaplan was a member of these Committees. The following table summarizes the three standing committees of our Board of Directors as of January 27, 2010.

Name	Audit	Compensation	CGNC	Executive

John Gaulding	Chair		Member	Chair
Robert H. Kite		Chair
Joseph Kozak				Member
Francis Ruotolo			Member	Member
Robert Jett	Member	Member	Chair	Member
Ari Kaplan
Craig Campbell	Member

Total number of meetings held in fiscal 2010	5	3	1	1

On April 17, 2011, John Gaulding resigned as a director on our Board and the Executive Committee was disbanded. The following table summarizes the three standing committees of our Board of Directors as of April 18, 2011.

Name	Audit	Compensation	CGNC

Robert H. Kite		Chair
Joseph Kozak
Francis Ruotolo			Member
Robert Jett	Member	Member	Chair
Ari Kaplan
Craig Campbell	Member

Total number of meetings held through April 17, 2011	2	1	--

The standing committees were reorganized as of April 25, 2011. The following table summarizes the three standing committees of our Board of Directors as of April 25, 2011.

Name	Audit	Compensation	CGNC

Robert H. Kite	Member	Chair	Chair
Joseph Kozak
Francis Ruotolo			Member
Robert Jett	Member	Member
Ari Kaplan		Member
Craig Campbell	Chair		Member

Total number of meetings held through April 29, 2011	--	--	--

Audit Committee

Background

The Audit Committee of the Board of Directors of ANTs, which is comprised solely of independent directors, fulfills a fiduciary role for the Board of Directors, as they represent the shareholders, by providing a direct supervisory link to the independent registered public accountants.  The Board of Directors acts upon the recommendations or advice of the Audit Committee, which has no responsibility to make decisions or take actions, separate from the Board of Directors.  In its role, the Audit Committee undertakes the following advisory, consultative and oversight to:

●	Select the independent registered public accounting firm to be employed or nominate the independent auditor for shareholder approval;
●	Consult with the independent auditor on their plan of our audit;
●	Review with the independent auditor, their report of audit and their letter;
●	Consult with the independent auditor, on the adequacy of internal controls;
●	Ensure the integrity of our financial reporting;
●	Ensure that our systems of internal control over financial reporting and disclosure controls are designed and functioning properly; and
●	Ensure our compliance with legal and regulatory requirements.

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Board and to report the results of their activities to the Board.  The reporting process is the responsibility of our management, which prepares our financial statements, while the independent auditors are responsible for auditing those financial statements.

The committee membership must meet the requirements of the Audit Committee policy of the NASDAQ Stock Market, although the Company is currently reported on the NASD Bulletin Board system.  Accordingly, all of the members are directors independent of management and free from any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment as a committee member. Neither our officers nor employees serve on the committee.

The Audit Committee is composed of three non-employee independent directors selected by the Board, based upon their prior experience in Audit Committee matters, their experience in financial matters and their independence and objectivity.  Mr. Gaulding, the Audit Committee chair throughout 2010 and until his resignation on April 17, 2011, was both independent and a “financial expert” under Item 407(d)(5)(ii) of Regulation S-K.  Following Mr. Gaulding’s resignation, Mr. Campbell was selected to chair the Audit Committee and Mr. Kite was selected to serve on the Audit Committee along with Mr. Jett. All members of the Audit Committee are free of any relationship that would interfere with the exercise of independent judgment by them and Mr. Campbell qualifies as a “financial expert.”

The Audit Committee operates under a written charter that complies with applicable SEC and NASDAQ requirements; its charter, which was amended and restated on October 13, 2006, is posted at the “Corporate Governance” section of our website at www.ants.com/investor.

Specific Required Items for the Present Report of the ANTs Audit Committee

The Audit Committee provides this report for Amendment No. 1 to our annual report for the fiscal year ended December 31, 2010 on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.  The following disclosure, as required, appears over the printed names of each member of the Audit Committee.  The members of the Audit Committee have signed the current disclosure.

Meetings

The Audit Committee held five meetings during the year ended December 31, 2010.

The Committee met with our independent registered public accounting firm at all five meetings, and reviewed their findings, suggestions and plans for continuing audits.  The Committee discussed strengthening controls as we grow into operations and out of research and development, our plans for compliance with certain provisions of the Sarbanes-Oxley Act of 2002 and the accounting issues related to revenue recognition.  The Audit Committee believes that it has an excellent and forthright working relationship with our Audit Firm, WeiserMazars LLP.  The Audit Committee selected WeiserMazars LLP to serve as our independent accountants for the 2010 fiscal year.

Audit Committee Report

The following is the report of the Audit Committee with respect to our audited consolidated financial statements for the fiscal year ended December 31, 2010:

We reviewed and discussed with management our audited consolidated financial statements for the year ended December 31, 2010.  In addition, we discussed with WeiserMazars LLP, the matters required by Statements on Accounting Standards No. 114, “Communications with Audit Committees.”  Also we received from WeiserMazars LLP, the written disclosures required by the Public Company Accounting Oversight Board Rule 3526 and have discussed with WeiserMazars LLP its independence from us.  Based upon this information and these materials, we recommended to the Board of Directors that the audited financial statements for the fiscal year ended December 31, 2010 be included in our Annual Report on Form 10-K, as amended, for filing with the Securities and Exchange Commission.

John R. Gaulding (chair)
Robert Jett
Craig Campbell

Corporate Governance and Nominating Committee (“CGNC”).

The Corporate Governance Committee is currently composed of Mr. Robert Jett (chairperson), Mr. John Gaulding (until his resignation on April 17, 2011) and Mr. Francis Ruotolo, all of whom are independent directors with the exception of Mr. Ruotolo.  The Company deems Mr. Ruotolo to be not independent, on the basis of his previous employment with us.  Mr. Ruotolo received, in 2009 and 2008, payments in excess of the $120,000 threshold in connection with his employment that had ended prior to 2008.  The Corporate Governance Committee held one meeting during 2010 and each member of the Corporate Governance Committee attended this meeting.

The purpose of the CGNC is to ensure that the Board is properly constituted to meet its fiduciary obligations to shareholders and the Company and that we have and follow appropriate governance standards.  Among other matters, the CGNC:

●	Reviews and approves nominees for service on the Board;

●	Considers candidates recommended by shareholders; and

●	Adopts, reviews and implements corporate governance policies and procedures.

The CGNC operates under a written charter which was adopted October 13, 2006 that complies with applicable SEC and NASDAQ requirements.  The CGNC has a charter that is publicly available at the “Corporate Governance” section of our website at www.ants.com/investor.

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

The CGNC then reviews the credentials of director candidates (including candidates recommended by shareholders), conducts interviews and makes formal nominations for the election of directors.  In making its nominations, the CGNC considers a variety of factors of potential candidates, including the integrity, experience or knowledge with businesses relevant to our current and future business plans, experience with businesses of similar size, all other relevant experience, background, independence, financial expertise, compatibility with existing Board members, and such other factors as the CGNC deems appropriate in the best interests of us and our shareholders.  Proposed nominees are all evaluated equally irrespective of who suggested such nominee as a director candidate.  We have not, to date, paid any third party fee to assist in this process.

The CGNC and the Board, acting on the CGNC’s recommendation, will consider proposed nominees whose names are submitted to our Secretary by shareholders.  Proposals made by shareholders for nominees at an annual shareholders meeting must be received by the Secretary prior to the end of the fiscal year preceding such annual meeting.  We do not have a formal policy with regard to the consideration of any director candidate recommended by shareholders.  We have not adopted a formal policy because, to date, it has not received any director nominees from shareholders.  The CGNC reviews periodically whether a formal policy concerning director candidates nominated by shareholders should be adopted.

Any shareholder who wishes to contact our Board or specific members of the Board may do so by sending their correspondence to our Chief Executive Officer, Mr. Joseph Kozak, at 1031 Cambridge Square, Suite F, Alpharetta, Georgia, 30009.  Mr. Kozak will submit your correspondence to the Chairman of the Board of Directors or the appropriate committee or director, as applicable.

Compensation Committee

The Compensation Committee has overall responsibility for approving and evaluating our compensation plans, policies and programs applicable to executive officers.  The Committee reviews and approves executive compensation, ensuring that each element of the executives’ compensation meets compensation objectives.  Among other matters, the committee:

●	Sets and administers the policies governing the executive compensation policies, including compensation of the chief executive officer;

●	Administers the employee stock option and stock purchase plans; and

●	Reviews executive and leadership development policies, plans and practices.

Our Compensation Committee is currently composed of two members, Mr. Robert Kite (chairperson) and Mr. Robert Jett, both of whom are independent directors.

The Compensation Committee held three meetings during 2010 and each member of the Compensation Committee attended this meeting.

The Compensation Committee operates under a written charter that complies with applicable SEC and NASDAQ requirements, which was amended and restated effective January 10, 2007.  The Compensation Committee’s charter is posted at the “Corporate Governance” section of our website at www.ants.com/investor.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis describes the material elements of the compensation and benefits programs for our officers.

Role of Compensation Committee

Our Compensation Committee is composed entirely of independent directors (the “Committee”). The Committee has a charter, most recently revised in January 2007, which outlines the Committee’s role in the determination of our compensation structure.  The Committee works with our Board of Directors, Chief Financial Officer and other management in determining, developing, establishing, and implementing our compensation philosophy and plans for our executive officers (the “Executives”).  The Committee reviews and approves Executive compensation, ensuring that each element of the Executives’ compensation meets compensation objectives.  The Committee also helps to oversee our stock option plans (ANTs software inc. 2000 Stock Option Plan, 2008 Stock Plan and 2010 Stock Plan).

Compensation Philosophy:  Objectives of the Company’s Compensation Programs

Our compensation programs have four main objectives: attract highly-qualified new Executives, retain them and encourage longevity, motivate them to achieve goals that are consistent with our overall goals, and reward them for outstanding achievement.

What the Compensation Program is Designed to Reward

Our compensation program is designed to reward achievements that are consistent with our overall goals.

Independent Compensation Consultant

From time to time, we may seek the advice of one or more independent compensation consultants.  In such event, it is currently intended that such consultants would report directly to the Committee and would be used primarily to provide additional assurance that (i) our compensation programs are sufficiently competitive to successfully motivate, attract and retain Executives, and (ii) the compensation offered by us is reasonable and consistent with our objectives.

Relative to 2010 and through April 29, 2011, the services of a compensation consulting service were not contracted.

Elements of Compensation

The elements of compensation for the Executives are: salary, stock options and awards, and bonuses (either in the form of cash, stock awards or stock options).

Rationale Behind Each Element

The elements of our compensation structure are intended to achieve the objectives of the compensation programs.  Determination of salary is made to provide Executives with a base level of pay that allows us to remain competitive in both recruiting and retaining qualified Executives.  Stock awards or options are granted to Executives to provide them with an opportunity to build equity ownership in the Company so that they are motivated to act in ways that increase the value of the Company and that are consistent with shareholder goals.  Bonuses are granted for achieving specific goals or in recognition of extraordinary service provided. Bonuses may be paid in cash, stock or stock options.

Determination of Amount of Each Element

Salary.  In determining salaries, the Committee generally considers five factors.  First, we have experienced managers responsible for hiring new Executives and adjusting the salary levels of existing Executives.  These managers have extensive industry knowledge of historical and current pay scales, and apply such knowledge to salary determination.  We rely heavily on such knowledge.  Second, as we interview candidates for potential employment, we gather salary information from those candidates, which is used as a data point in setting salaries.  Third, we work with search firms, which provide salary data for their candidates and feedback on the general availability of candidates with the experience for each open position.  Fourth, we evaluate general labor market conditions such as the hiring activity of other companies actively looking for candidates with the same skill set and experience.  This provides us with a sense of how “tight” or “loose” the labor market is, which may affect salary levels.  Finally, the above factors provide us with the data needed to establish a general range within which it will typically make an offer to a new Executive or adjust the salary of an existing Executive.  Within that range, we will set the salary level for a specific candidate or existing Executive based on the candidate’s or Executive’s experience, prior performance, references and education.

During 2010, the Committee periodically reviewed the performance and compensation of the Executives, though we did not have a formal review process in place.  On June 28, 2010, the Committee authorized and the Company amended its employment agreement with Mr. Kozak, as discussed below.

Stock and Stock Options.  In determining stock and stock option grants, which are granted to new and existing Executives, the Committee considers three factors.  First, we have experienced managers responsible for hiring new Executives and adjusting the compensation levels of existing Executives.  These managers have extensive industry knowledge of historical and current pay scales, and apply such knowledge to determination of compensation.  We rely heavily on such knowledge.  Second, we make an assessment of our “risk” profile versus other employment options available to a candidate or Executive and adjust stock and stock option grants accordingly.  Third, for more senior Executives, who have a greater ability to affect our direction, compensation is more heavily weighted towards equity (in the form of stock awards or options), in order to align their goals with that of shareholders.

Stock options are dated as of the date of Board approval of each option grant and are granted at the closing fair market value on the date of grant.  Optionees are informed of their option grants as soon as practicable and stock options are documented within a few days of the grant date.  We do not currently have a policy concerning coordination of option grants with the release of material information.

Bonuses.  We award bonuses in the form of stock awards, stock options or cash.  Bonuses are generally given by the Compensation Committee on the recommendation of the Executive’s manager, typically the Chief Executive Officer and are determined in one of two ways.  First, the Executive has a fixed bonus amount for which he or she is eligible.  On a periodic basis, typically quarterly, the Compensation Committee or the Chief Executive Officer reviews his or her performance against goals and determines whether to pay all, none, or a portion of the bonus.  The fixed amount is established in the Compensation Committee’s or the Chief Executive Officer’s discretion. Second, bonuses are occasionally given as a reward for extraordinary effort.  The amount of bonus is determined at the discretion of the Compensation Committee or the Chief Executive Officer.

In 2010, Mr. Kozak was eligible to receive a cash bonus of up to $125,000, each six months.  Pursuant to the 2010 Amended and Restated Employment Agreement effective June 28, 2010, Mr. Kozak became eligible to receive a cash bonus of up to $250,000 annually. We provided the opportunity to Mr. Kozak to earn such a bonus because he had the greatest ability to influence our direction.  Mr. Kozak received $125,000 in bonuses for which he was eligible during the 2010 fiscal year, as reflected in the Summary Compensation Table.  The Board of Directors and the Compensation Committee determined that Mr. Kozak achieved the performance objectives set out for him upon his appointment as Chief Executive Officer.  Further, the Compensation Committee believed the bonuses helped to bring Mr. Kozak’s total compensation closer to the industry standard. Mr. Buckel was eligible to receive a cash bonus of up to $62,500, each six months. Mr. Buckel received $62,500 in bonuses for which he was eligible during the 2010 fiscal year, as reflected in the Summary Compensation Table.  In the case of Mr. Cerwonka, he has received bonus payments representing commissions earned relative to sales generated by Inventa Technologies Inc.

How Each Element Fits Into the Company’s Overall Compensation Objectives

Compensation is structured to achieve the goals set out above: attract, retain, motivate and reward.  Decisions regarding the weight of each element in relation to other elements are set as a general rule which can be modified as necessary to address individual situations, but with the overall goals in mind.

Employment Agreements

On June 28, 2010, we entered into an Employment Agreement with Mr. Kozak under which we increased Mr. Kozak’s compensation. We also granted a stock option and a restricted stock grant to Mr. Kozak. Pursuant to the Employment Agreement, we increased Mr. Kozak’s annual salary from $250,000 to $500,000. Mr. Kozak continues to be eligible to receive a cash bonus of up to $250,000, payable annually. Previously, Mr. Kozak’s bonus compensation was payable semi-annually. In accordance with the Employment Agreement, we also (i) granted Mr. Kozak an option covering 3.50 million shares of Common Stock, at an exercise price per share of $1.10, and (ii) granted Mr. Kozak a restricted stock award covering 3.50 million shares of Common Stock; all at a price of $1.10 per share, the closing price of our Common Stock on the date of the grant, and both vesting in three equal installments beginning on the first anniversary of the grant date. Mr. Kozak elected to have a portion of his salary paid in shares of our Common Stock. For the 2010 fiscal year, $64,583 of his salary was paid by the issuance of shares of our Common Stock.

The Employment Agreement has a term ending June 30, 2013, but may be terminated at any time with or without cause. However, in the event of termination of the Employment Agreement by us without Cause as defined therein, or by Mr. Kozak for Good Reason, as defined therein, in each case not associated with our change in control, then certain severance benefits accrue including three years of Mr. Kozak’s base salary and full vesting of all stock options and restricted stock grants, possibly among other things.

On June 26, 2007, we entered into a Retirement and Board Service Agreement with Mr. Francis K. Ruotolo, our former Chairman. Under the agreement: (i) Mr. Ruotolo retired as our employee, (ii) Mr. Ruotolo continued as a member of the Board of Directors, (iii) Mr. Ruotolo’s Employment Agreement with us was terminated, (iv) we made retirement payments to Mr. Ruotolo consisting of 10 quarterly payments of $50,000 each, for an aggregate of $500,000, (v) Mr. Ruotolo and we agreed that all of Mr. Ruotolo’s stock options as of that date continued unaffected by the agreement, and (vi) Mr. Ruotolo and we entered into a mutual general release of all claims, known and unknown.

On May 15, 2008, Rick Cerwonka entered into an employment agreement with us providing for an annual base salary of $250,000. Mr. Cerwonka was also granted options to purchase up to 0.40 million shares of our Common Stock at $1.18 per share. The options vest over a three-year period and have a life of ten years. The employment agreement also provides for termination and severance provisions. Mr. Cerwonka was appointed our Chief Operating Officer effective August 17, 2009.

On January 18, 2010, David Buckel entered into an employment agreement with us and was appointed as our Secretary and Chief Financial Officer. The agreement provided for an annual base salary of $250,000, of which 10% was to be paid in shares of our Common Stock. Mr. Buckel’s employment agreement was modified effective January 1, 2011 to discontinue the portion of salary paid in stock. Mr. Buckel was also granted options to purchase up to 0.50 million shares of our Common Stock at $0.61 per share. The options vest ratably over a three-year period and had a life of ten years. Mr. Buckel was eligible for a semi-annual bonus of $62,500 with the option to be paid in cash or stock as well as options to purchase up to 0.10 million shares of our Common Stock per year during the initial three years of his contract. On April 29, 2011, Mr. Buckel resigned from his position effective May 15, 2011.  Mr. Buckel has not identified any disagreement with the Company on any matter relating to the our operations, policies or practices.

On April 29, 2011, Mr. Buckel and the Company entered into a Separation Agreement under which (i) Mr. Buckel will resign effective May 15, 2011; (ii) Mr. Buckel will continue to consult with the Company after May 15, 2011, including on the preparation and filing of the Company’s quarterly report for the quarter ended March 31, 2011; (iii) to ensure a smooth transition of his duties, Mr. Buckel will also provide consulting services concerning, without limitation, such things as the Company’s periodic SEC reports, litigation matters, financial reporting, and registration statements at an agreed upon hourly rate; (iv) Mr. Buckel’s employment agreement with the Company is terminated; (v) Mr. Buckel is to be paid a non-refundable retainer of $10,000 for his consulting services; and (vi) Mr. Buckel and the Company entered into a mutual, general release of all claims, known and unknown.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL

We have entered into employment agreements with certain of its named executive officers, the general terms of which are described in greater detail below, that provide certain benefits upon termination of employment or change in control.  Any named executive officers for whom a description is not provided have not entered into an employment agreement with us. The amount of benefit to each named executive officer at, following, or in connection with the termination of their employment or a change-in-control is described below and the amount of the benefit is estimated by calculating the amount the officer would have received, unless otherwise noted, upon death, disability, retirement, involuntary termination of employment without cause, involuntary termination of employment for cause, voluntary termination of employment for good cause, voluntary termination of employment without good cause or change in control, assuming a triggering event on December 31, 2010.  For purposes of calculating the estimated amounts, we have used a price per share of our Common Stock of $0.64, the closing market price of our Common Stock on December 31, 2010.

Mr. Joseph M. Kozak

On June 28, 2010, we entered into an employment agreement with Mr. Kozak (“CEO Agreement”), under which we increased Mr. Kozak’s compensation. We also granted a stock option and a restricted stock grant to Mr. Kozak. Pursuant to the CEO Agreement, we increased Mr. Kozak’s annual salary from $250,000 to $500,000. Mr. Kozak continues to be eligible to receive an annual cash bonus of up to $250,000 dependent only upon us achieving certain annual targets. Previously, Mr. Kozak’s bonus compensation was payable semi-annually. In accordance with the CEO Agreement, we also (i) granted Mr. Kozak an option covering 3.50 million shares of Common Stock, at an exercise price per share of $1.10, and (ii) granted Mr. Kozak a restricted stock award covering 3.50 million shares of Common Stock; all at a price of $1.10 per share, the closing price of our Common Stock on the date of the grant, and both vesting in three equal installments beginning on the first anniversary of the grant date. The employment agreement restricts Mr. Kozak from competing, directly or indirectly, with us or soliciting certain of our employees and officers during the term of the employment agreement and for a period of 12 months following his termination of employment.

The CEO Agreement has a term ending June 30, 2013, but may be terminated at any time with or without cause. Pursuant to the provisions of the CEO Agreement, we have the right to terminate Mr. Kozak’s employment under this Agreement by written notice to Mr. Kozak at any time, effective 30 days following the date of Mr. Kozak’s receipt of written notice but subject to any curative rights of Mr. Kozak.

Termination of Employment by Company For Cause

We have the right to terminate Mr. Kozak’s employment under the CEO Agreement at any time for “Cause” (as defined in the employment agreement). Kozak shall continue to receive Base Salary for the period ending 30 days after the date of such termination of employment plus any accrued Bonus through such 30 day period.

Termination of Employment by Company Without Cause Prior to any Change of Control and not in Anticipation of a Change in Control

The CEO Agreement provides that we may terminate the CEO Agreement without Cause (as defined in the CEO Agreement) upon giving three months prior written notice to Mr. Kozak.  During such three month period, Mr. Kozak shall continue to perform the duties of his office and we will compensate Mr. Kozak in accordance with the CEO Agreement.  Subsequent to such three month period, Mr. Kozak’s severance benefit for termination of employment without Cause is determined by reference to whether there has been any Change of Control (as defined in the CEO Agreement) or Anticipation of a Change in Control (as defined in the CEO Agreement).

If Mr. Kozak’s employment under the CEO Agreement is terminated by us without Cause prior to any Change of Control (as defined in the CEO Agreement) and not in Anticipation of a Change in Control (as defined in the CEO Agreement) during the term of the CEO Agreement, Mr. Kozak shall be entitled to receive as severance pay (in addition to the payment of base salary through the date of termination) an amount equal to three years of his current base salary, payable over the three year period immediately following the termination of his employment in equal monthly installments in accordance with our ordinary payroll pay practices. In addition, the vesting of all unvested Equity Grants and all other Equity Awards (as defined in the CEO Agreement) held by Mr. Kozak shall accelerate and vest in full as of the date of the termination of his employment.

Further, if Mr. Kozak elects to participate in our group health and dental benefit plans under COBRA, we shall provide reimbursements for or direct payment to the carrier for the premium costs under COBRA for Mr. Kozak, his spouse and dependents for twelve months following the date of the termination of his employment.

Termination of Employment by Company Without Cause After any Change of Control or in Anticipation of a Change in Control

If Mr. Kozak’s employment is terminated by us without Cause (as defined in the CEO Agreement) after any Change in Control (as defined in the CEO Agreement) or in Anticipation of a Change in Control (as defined in the CEO Agreement), Mr. Kozak shall be entitled to receive: all compensation accrued and unpaid prior to the date of the termination of employment; an amount equal to three times his annual base salary; an amount equal to two times the average of Mr. Kozak’s bonus calculated based on the year 2010 and each successive calendar year prior to the date of the termination of his employment; and, the vesting of all Stock Options, Equity Grants and Equity Awards (as defined in the CEO Agreement) owned by Mr. Kozak as of the date of the termination of his employment.

Further, if Mr. Kozak elects to participate in our group health and dental benefit plans under COBRA, we shall provide reimbursements for or direct payment to the carrier for the premium costs under COBRA for Mr. Kozak, his spouse and dependents for twelve months following the date of the termination of his employment.

Termination of Employment by Mr. Kozak for Good Reason

If Mr. Kozak terminates his employment for Good Reason (as defined in the CEO Agreement) prior to any Change of Control (as defined in the CEO Agreement) and not in Anticipation of a Change in Control (as defined in the CEO Agreement) during the term of the CEO Agreement, Mr. Kozak shall be entitled to receive as severance pay (in addition to the payment of Base Salary through the date of the termination of his employment) an amount equal to three years of his current base salary, payable over the three year period immediately following the date of the termination of his employment in equal monthly installments in accordance with our ordinary payroll pay practices.  In addition, the vesting of all unvested Equity Grants and all other Equity Awards (as defined in the CEO Agreement) held by Mr. Kozak shall accelerate and vest in full as of the date of the termination of his employment.

If Mr. Kozak’s employment is terminated by Mr. Kozak for Good Reason, Mr. Kozak shall be entitled to receive: all compensation accrued and unpaid prior to the date of termination; an amount equal to three times his annual base salary payable; an amount equal to two times the average of Mr. Kozak’s bonus calculated based on the year 2010 and each successive calendar year prior to the date of termination payable in a lump sum; and, the vesting of all Stock Options, Equity Grants and Equity Awards (as defined in the CEO Agreement) owned by Mr. Kozak as of the date of the termination of his employment.

Further, if Mr. Kozak elects to participate in our group health and dental benefit plans under COBRA, we shall provide reimbursements for or direct payment to the carrier for the premium costs under COBRA for Mr. Kozak, his spouse and dependents for twelve months following the date of the termination of his employment.

Retirement

Retirement means Mr. Kozak’s voluntary termination of employment with us without Good Reason.  To the extent that any Equity Grant or Benefit Plan (as defined in the CEO Agreement) provides for additional benefits or rights upon a retirement, Mr. Kozak shall deem to qualify upon any termination of employment (other than for Cause) and to the extent such benefits or rights are greater than otherwise provided based on the other classifications of such termination of employment, Mr. Kozak shall receive such greater benefits or rights.

Termination of Employment by the Company due to the Disability of Mr. Kozak

We may terminate Mr. Kozak’s employment as a result of a Disability (as defined in the CEO Agreement). However, the CEO Agreement does not specify the nature of compensation or benefits to be paid to Mr. Kozak upon termination of his employment as a result of a Disability.

Termination of Employment by the Company due to the death of Mr. Kozak

If Mr. Kozak’s employment is terminated by us due to his death, Mr. Kozak’s estate shall be entitled to receive: all compensation accrued and unpaid prior to the date of the termination of his employment; an amount equal to three times his annual base salary payable; an amount equal to two times the average of his bonus calculated based on the year 2010 and each successive calendar year prior to the date of the termination of his employment payable in a lump sum amount within 30 days of his death plus; the vesting of all Stock Options, Equity Grants and Equity Awards (as defined in the CEO Agreement) owned by Mr. Kozak as of the date of his death.

Termination of Employment due to Change of Control

In the event of a Change of Control and if we, our successor or transferee terminates Mr. Kozak’s employment other than for Cause (as defined in the CEO Agreement) or Mr. Kozak terminates his employment for Good Reason (as defined in the CEO Agreement), we shall pay Mr. Kozak a lump sum payment equal to three times Mr. Kozak’s base salary as of the date of the termination of his employment.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL FOR MR. KOZAK
	Base Salary ($)		Bonuses ($)		Health Benefits ($)		Accelerated Vesting ($)
Termination of employment by us For Cause	41,096	(1)	250,000	(2)	None	(3)	None	(3)
Termination of employment by us Without Cause Prior to any Change of Control and not in Anticipation of a Change in Control	1,500,000	(4)	None	(3)	19,200	(5)	2,309,268	(6)
Termination of employment by us Without Cause After any Change of Control or in Anticipation of a Change in Control	1,500,000	(4)	500,000	(7)	19,200	(5)	2,309,268	(6)
Termination of employment by Mr. Kozak for Good Reason	1,500,000	(4)	None	(3)	19,200	(5)	2,309,268	(6)
Retirement	None	(3)	None	(3)	None	(3)		(6)
Termination of employment by us due to the Disability of Mr. Kozak	None	(3)	None	(3)	None	(3)	None	(3)
Termination of employment by us due to the death of Mr. Kozak	1,500,000	(4)	500,000	(7)	None	(3)	2,309,268	(6)
Termination of employment due to Change of Control	1,500,000	(4)	None	(3)	None	(3)	None	(3)

(1)	$500,000 base salary for 30 days.
(2)	Accrued bonus assuming achievement of available target bonus of $125,000 for last semi-annual period in 2010.
(3)	Benefit not provided in employment agreement.
(4)	$500,000 base salary for three years.
(5)	COBRA payments for 12 months at $1,600 per month for family coverage.
(6)	Accelerated vesting of 100% of unvested restricted stock equity grants of 3,608,231 shares at $0.64 per share. Included in these grants is a grant of 3.50 million shares that is subject to vesting requirements for transfer rights but is considered beneficially owned due to current voting rights.
(7)	Two times average bonus assuming maximum bonus of $250,000 per year.

Mr. David Buckel

On January 18, 2010, Mr. Buckel entered into an employment agreement with us and was appointed Secretary and Chief Financial Officer. The agreement provided for an annual base salary of $250,000, of which 10% was to be paid in shares of our Common Stock. As of January 1, 2011, the reduction in Mr. Buckel’s salary to be paid in shares of Common Stock was discontinued. Mr. Buckel was also granted options to purchase up to 0.50 million shares of Common Stock at $0.61 per share. The options vest ratably over a three-year period and had a life of ten years. Mr. Buckel was eligible for a semi-annual bonus of $62,500 with the option to be paid in cash or stock as well as options to purchase up to 0.10 million shares of our Common Stock per year during the initial three years of his contract. On April 29, 2011, Mr. Buckel resigned from his position effective May 15, 2011.  Mr. Buckel has not identified any disagreement with the Company on any matter relating to the our operations, policies or practices.

On April 29, 2011, Mr. Buckel and the Company entered into a Separation Agreement under which (i) Mr. Buckel will resign effective May 15, 2011; (ii) Mr. Buckel will continue to consult with the Company after May 15, 2011, including on the preparation and filing of the Company’s quarterly report for the quarter ended March 31, 2011; (iii) to ensure a smooth transition of his duties, Mr. Buckel will also provide consulting services concerning, without limitation, such things as the Company’s periodic SEC reports, litigation matters, financial reporting, and registration statements at an agreed upon hourly rate; (iv) Mr. Buckel’s employment agreement with the Company is terminated; (v) Mr. Buckel is to be paid a non-refundable retainer of $10,000 for his consulting services; and (vi) Mr. Buckel and the Company entered into a mutual, general release of all claims, known and unknown.

PAYMENTS UPON TERMINATION OF EMPLOYMENT FOR MR. BUCKEL
	Base Salary ($)		Bonuses ($)		Accelerated Vesting – Options ($)		Accelerated Vesting – Shares ($)
No-Release Severance	125,000	(1)	125,000	(2)	6,771	(3)	15,585	(4)
Release Severance	250,000	(5)	375,000	(6)	9,028	(7)	20,780	(8)
Change in Control	None	(9)	None	(9)	9,028	(7)	20,780	(8)

(1)	Six month’s base salary.
(2)	Any and all accrued but unpaid bonuses and any and all target bonuses for the six month period following such termination of employment. Accrued bonus assuming achievement of available target bonus of $62,500 for last semi-annual period in 2010 and first semi-annual period of 2011.
(3)
Estimated value of accelerated unvested options based on the spread between the exercise price of $0.614 per share and the December 31, 2010 closing price of our Common Stock of $0.64 per share for 75% of unvested options to purchase 347,223 shares of Common Stock.

(4)	Estimated value of accelerated unvested restricted stock grants based on the December 31, 2010 closing price of our Common Stock of $0.64 per share for 75% of 32,468 unvested shares of Common Stock.
(5)	Twelve month’s base salary.
(6)
Any and all accrued but unpaid bonuses and any and all target bonuses for the twelve month period following such termination of employment. Accrued bonus assuming achievement of available target bonus of $62,500 for last semi-annual period in 2010 and both semi-annual periods of 2011.

(7)
Estimated value of accelerated unvested options based on the spread between the exercise price of $0.614 per share and the December 31, 2010 closing price of our Common Stock of $0.64 per share for 100% of unvested options to purchase 347,223 shares of Common Stock.

(8)	Estimated value of accelerated unvested restricted stock grants based on the December 31, 2010 closing price of our Common Stock of $0.64 per share for 100% of 32,468 unvested shares of Common Stock.
(9)	Benefit not provided in employment agreement.

Mr. Rick Cerwonka

On May 15, 2008, Rick Cerwonka entered into an employment agreement providing for an annual base salary of $250,000. Mr. Cerwonka was appointed Chief Operating Officer effective August 17, 2009. Mr. Cerwonka was also granted options to purchase up to 0.40 million shares of our Common Stock at $1.18 per share. The options vest over a three-year period and have a life of ten years.

Mr. Cerwonka’s employment agreement also provides termination of employment and severance provisions. The employment agreement restricts Mr. Cerwonka from competing, directly or indirectly, with us or soliciting certain of our employees and officers during the term of the employment agreement and for a period of 12 months following his termination of employment.

Mr. Cerwonka’s agreement provides severance benefits for termination of employment by Mr. Cerwonka at his option at any time for “Good Cause” (as defined in the employment agreement) and for termination of Mr. Cerwonka’s employment by us without “Cause” (as defined in the employment agreement) after six months of employment.

Mr. Cerwonka’s agreement provides that in the event that his employment is terminated by Mr. Cerwonka for Good Cause or by us without Cause, Mr. Cerwonka shall have 30 days to elect a No-Release Severance or a Release Severance.

A No-Release Severance election entitles Mr. Cerwonka to the following severance benefits, without agreeing to a general release of all claims known and unknown:  a lump sum equal to six month’s base salary of Mr. Cerwonka; any and all accrued but unpaid bonuses and any and all target bonuses for the six month period following such termination of employment, in all such cases within 30 days from the effective date of the termination of employment. Additionally, upon election of the No-Release Severance by Mr. Cerwonka, he shall immediately and fully vest in and have the right to exercise 75% of any and all unvested stock options granted to Mr. Cerwonka, whether or not otherwise vested, subject to “restrictions on option exercise and stock sale” (as defined in the employment agreement).

A Release Severance election requires Mr. Cerwonka to agree to a general release of us for all claims known and unknown and entitles Mr. Cerwonka to the following severance benefits: a lump sum equal to twelve month’s base salary; any and all accrued but unpaid bonuses and any and all target bonuses for the twelve month period following such termination of employment, in all such cases within 30 days from the effective date of the termination of employment. Additionally, upon election of the Release Severance, Mr. Cerwonka shall immediately and fully vest in and have the right to exercise any and all unvested stock options granted to Mr. Cerwonka, whether or not otherwise vested, subject to “restrictions on option exercise and stock sale” (as defined in the employment agreement).

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL FOR MR. CERWONKA
	Base Salary ($)		Bonuses ($)		Accelerated Vesting – Options ($)		Accelerated Vesting – Shares ($)
No-Release Severance	125,000	(1)	-0-	(2)	-0-	(3)	15,585	(4)
Release Severance	250,000	(5)	-0-	(2)	-0-	(6)	20,780	(7)

(1)	Six month’s base salary.
(2)	There is no bonus set forth in the employment agreement so, for this purpose, no bonus is included in a benefit.
(3)
Estimated value of accelerated unvested options based on the spread between the exercise price of $1.18 per share and the December 31, 2010 closing price of our Common Stock of $0.64 per share for 75% of unvested options to purchase 55,558 shares of Common Stock.

(4)	Estimated value of accelerated unvested restricted stock grants based on the December 31, 2010 closing price of our Common Stock of $0.64 per share for 75% of 32,468 unvested shares of Common Stock.
(5)	Twelve month’s base salary.
(6)
Estimated value of accelerated unvested options based on the spread between the exercise price of $1.18 per share and the December 31, 2010 closing price of our Common Stock of $0.64 per share for 100% of unvested options to purchase 55,558 shares of Common Stock.

(7)	Estimated value of accelerated unvested restricted stock grants based on the December 31, 2010 closing price of our Common Stock of $0.64 per share for 100% of 32,468 unvested shares of Common Stock.

Change In Control Arrangements Provided in Stock Option Agreements

Our stock option agreements provide for accelerated vesting of stock options, under certain circumstances involving a change in control.  If there is a merger or acquisition, or if there is a sale or transfer of our assets, the optionee will be granted a Merger Consideration Exercise Right, in which the optionee is given the right to purchase or receive the consideration which is received or receivable by our stockholders.  In the event that the surviving entity does not recognize the optionee’s Merger Consideration Exercise Right, the option shall become fully vested.

Defined Contribution Plan

We offer a Section 401(k) Savings/Retirement Plan (the "401(k) Plan”), a tax qualified retirement plan to all eligible employees, including the executive officers.  The 401(k) Plan permits eligible employees to defer from 1% to 100% of their annual eligible compensation subject to certain limitations imposed by the Internal Revenue Code.  The employees’ elective deferrals are immediately vested and non-forfeitable in the 401(k) Plan. We have not made matching contributions to the 401(k) plan in 2010 or through April 29, 2011.

Perquisites and Other Personal Benefits

During fiscal year 2010, the Company did not offer its executive officers perquisites other than the standard benefit plan offered to all other employees.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed, and has discussed with management, our Compensation Discussion and Analysis contained in this annual report.

Based on the review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in Amendment No. 1 to our annual report for the fiscal year ended December 31, 2010 on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011.

This report is submitted on behalf of the members of the Compensation Committee:

Robert H. Kite, (chair)
Robert Jett

EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal 2010, 2009 and 2008

The table below provides information regarding the compensation and benefits earned during fiscal years 2010, 2009 and 2008 by each of our executive officers and other highly-compensated employees as of December 31, 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock/Options Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(5)(f)	(i)	(j)

Joseph Kozak	2010	309,375	250,000	1,203,799	—	1,763,164
Chairman, President and	2009	230,208	250,000	129,833	—	610,041
Chief Executive Officer (1)	2008	250,000	250,000	693,929	—	1,193,929

Dave Buckel	2010	215,625	125,000	103,988	—	444,613
Secretary and Chief	2009	—	—	—	—	—
Financial Officer (2)	2008	—	—	—	—	—

Rick Cerwonka	2010	225,000	44,128	159,866	—	428,994
President of Inventa	2009	225,000	131,518	100,701	—	457,219
Technologies Inc. (3)	2008	250,000	50,000	38,549	—	338,549

Alton Dinsmore	2010	157,500	60,000	78,757	—	296,257
Vice President, Development (4)	2009 2008	161,146 175,000	45,000 60,000	55,408 152,840	— —	261,554 387,840

(1)
During March 2009, Mr. Kozak was granted 62,500 shares of restricted Common Stock that vested on March 31, 2010, in lieu of a 10% reduction in 2009 salary. On March 31, 2010, Mr. Kozak was granted an additional 62,500 shares of Common Stock, representing a doubling of shares that vested on March 31, 2010, consistent with the doubling of shares of restricted Common Stock granted to all employees in lieu of a reduction in 2009 salary. On April 1, 2010, Mr. Kozak was granted a restricted stock unit for 32,468 shares of Common Stock vesting March 31, 2011, in lieu of a 10% reduction in 2010 salary. On June 1, 2010, Mr. Kozak was granted a restricted stock unit for 27,060 shares of Common Stock vesting March 31, 2011, representing a change in the reduction of his 2010 salary from 10% to 20%. On July 1, 2010, Mr. Kozak was granted a restricted stock unit for 48,703 shares of Common Stock vesting March 31, 2011, representing a change in his 2010 salary. On June 28, 2010, Mr. Kozak was granted an option to purchase up to 3,500,00 shares of Common Stock and a restricted stock grant covering 3,500,000 shares of Common Stock, both at a per share price of $1.10, and both vesting annually in three installments. As of February 1, 2011, Mr. Kozak changed his voluntary salary reduction from 20% to 10%, resulting in 10,818 fewer shares of restricted stock vesting on March 31, 2011. During 2009 and the first six months of 2010, Mr. Kozak was eligible for a $125,000 cash bonus each six months. Upon review of Mr. Kozak’s achievements for fiscal 2009 and the first six months of 2010, the Compensation Committee awarded Mr. Kozak the two six-month bonuses for fiscal 2009 and for the first six months of 2010. Mr. Kozak is eligible for an additional annual pro-rated bonus of $125,000 for last six months of fiscal 2010. This remaining bonus has not yet been approved by Compensation Committee and is not reflected in the table above.

(2)
Mr. Buckel joined us in January 2010. Effective with the commencement of his employment, Mr. Buckel was granted 13,021 shares of restricted Common Stock that vested on March 31, 2010, in lieu of a 10% reduction in his starting salary. On March 31, 2010, Mr. Buckel was granted an additional 13,021 shares of Common Stock, representing a doubling of shares that vested on March 31, 2010, consistent with the doubling of shares of restricted Common Stock granted to all employees in lieu of a reduction in 2009 salary. On April 1, 2010, Mr. Buckel was granted a restricted stock unit for 32,468 shares of Common Stock vesting March 31, 2011, in lieu of a 10% reduction in 2010 salary. As of January 1, 2011, the reduction in Mr. Buckel’s salary to be paid in shares of Common Stock was discontinued. In connection with his employment, Mr. Buckel was also granted options to purchase 500,000 shares of Common Stock that vest monthly over three years. Mr. Buckel was eligible for a $62,500 cash bonus every six months. Upon review of Mr. Buckel’s achievements for the first six months of 2010, the Compensation Committee awarded Mr. Buckel the initial six-month bonus. Mr. Buckel was eligible for an additional six month bonus of $62,500 for the second-half of 2010. This remaining bonus has been approved by Compensation Committee has yet to be paid. On April 29, 2011, Mr. Buckel resigned from his position effective May 15, 2011.  Mr. Buckel will continue to consult with the Company after May 15, 2011, including on the preparation and filing of the Company’s quarterly report for the quarter ended March 31, 2011 and to ensure a smooth transition of his duties, Mr. Buckel will also provide consulting services concerning, without limitation, such things as the Company’s periodic SEC reports, litigation matters, financial reporting, and registration statements at an agreed upon hourly rate.

(3)
During 2009, Mr. Cerwonka was granted 62,500 of Common Stock that vested on March 31, 2010, in lieu of a 10% reduction in 2009 salary. On March 31, 2010, Mr. Cerwonka was granted an additional 62,500 shares of Common Stock, representing a doubling of shares that vested on March 31, 2010, consistent with the doubling of shares of restricted Common Stock granted to all employees in lieu of a reduction in 2009 salary. On April 1, 2010, Mr. Cerwonka was granted a restricted stock unit for 32,468 shares of Common Stock vesting March 31, 2011, in lieu of a 10% reduction in 2010 salary.

(4)	Mr. Dinsmore tendered his resignation as our employee effective January 14, 2011. However he continues to serve on our Technical Advisory Board.

(5)
The amounts in this column represent the compensation cost of stock and stock option awards (granted in 2010 and prior years) recognized during 2010, 2009, and 2008 and have been calculated in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) using the Black-Scholes option pricing model (as modified by guidance provided by the SEC).

Grants of Plan-Based Awards in Fiscal 2010

The following table sets forth certain information regarding grants of plan-based awards to each of our named executive officers and other highly-compensated employees during fiscal 2010. Please refer to “Compensation Disclosure and Analysis” for further discussion.

								All	All Other
								Other	Option
								Stock	Awards:		Grant
								Awards:	Number	Exercise	Date
		Estimated Future Payouts			Estimated Future Payouts			Number	of	or Base	Fair
			Under			Under		of	Securities	Price of	Value
		Non-Equity Incentive Plan			Equity Incentive Plan			Shares	Und-	Option	of
	Grant	Thresh-	Awards		Thresh-	Awards	Max-	of Stock	erlying	Awards	Option
	Date	old	Target	Maximum	old	Target	imum	or Units	Options	($/Sh)	Awards
Name	(6)	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	(7)	($) (8)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Joseph Kozak Chairman, President and Chief Executive Officer	3/2010 4/2010 6/2010 6/2010 6/2010 7/2010	— — — — — —	— — — — — —	— — — — — —	— — — — — —	— — — — — —	— — — — — —	62,500 32,468 27,060 3,500,000 — 48,703	— — — — 3,500,000 —	0.86 0.85 1.69 1.10 1.10 1.01	53,750 27,598 45,731 3,850,000 2,626,848 49,190

Dave Buckel Secretary and Chief Financial Officer	1/2010 3/2010 4/2010	— — —	— — —	— — —	— — —	— — —	— — —	— 13,021 32,468	500,000 — —	0.61 0.86 0.8	208,658 11,198 27,598

Rick Cerwonka, President, Inventa Technologies	3/2010 4/2010	— —	— —	— —	— —	— —	— —	62,500 32,468	— —	0.93 0.85	58,125 27,598

Alton Dinsmore Vice President, Development	3/2010 3/2010 4/2010	— — —	— — —	— — —	— — —	— — —	— — —	43,750 — 22,728	— 100,000 —	0.86 0.95 0.85	37,625 64,852 19,319

Outstanding Equity Awards at Fiscal 2010 Year End

	Option Awards					Stock Awards
									Equity
									Incentive
									Plan
								Equity	Awards:
								Incentive	Market or
			Equity					Plan	Payout
			Incentive					Awards:	Value
		Number	Plan				Market	Number	of
		of	Awards:				Value of	Of	Unearned
		Securities Under-	Number of Securities			Number of	Shares or	Unearned Shares,	Shares, Units,
	Number of	lying	Under-			Shares or	Units of	Units, or	or Other
	Securities	Unexer-	lying			Units of	Stock	Other	Rights
	Underlying	cised	Unexer-			Stock that	that	Rights that	that
	Unexercised Options	Options Unexer-	cised Un- earned	Option	Option	Have Not	Have Not	Have Not	Have Not
	Exercisable	cisable	Options	Exercise	Expiration	Vested	Vested	Vested	Vested
Name	(#)	(#)	(#)	Price ($)	Date	(#)	($)	($)	($)
(a)	(b) (2)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph Kozak	125,000	—	—	0.87	5/4/2015	(1) 32,468	0.85	—	27,598
Chairman, President	125,000	—	—	0.87	6/10/2015	(1) 27,060	1.69	—	45,734
and Chief Executive	135,000	—	—	0.87	10/13/2015	(1) 3,500,000	1.10	—	3,850,000
Officer	200,000	—	—	0.87	6/18/2016	(1) 48,703	1.01	—	49,190
	165,000	—	—	0.87	4/30/2017
	750,000	—	—	1.18	5/15/2018
	—	3,500,000	—	1.10	6/28/2020

Dave Buckel Secretary and Chief Financial Officer (2)	152,777	347,223	—	0.61	1/5/2020	(2) 32,468	0.85	—	27,598

Rick Cerwonka	344,442	55,558	—	1.18	5/15/2018	(3) 32,468	0.85	—	27,598
President, Chief
Operating Officer, Inventa Technologies (3)

Alton Dinsmore	50,000	—	—	0.87	7/18/2015	(4)	22,728	0.85	—	19,319
Vice President,	25,000	—	—	0.87	6/18/2016
Development	75,000	—	—	0.87	10/12/2016
	10,000	—	—	0.87	11/13/2016
	125,000	—	—	0.87	9/10/2017
	45,833	4,167	—	0.87	3/26/2018
	—	100,000	—	0.95	3/26/2020

(1)
On April 1, 2010, Mr. Kozak was granted a restricted stock unit for 32,468 shares of Common Stock vesting March 31, 2011, in lieu of a 10% reduction in 2010 salary. On June 1, 2010, Mr. Kozak was granted a restricted stock unit for 27,060 shares of Common Stock vesting March 31, 2011, representing a change in the reduction of his 2010 salary from 10% to 20%. On July 1, 2010, Mr. Kozak was granted a restricted stock unit for 48,703 shares of Common Stock vesting March 31, 2011, representing a change in his 2010 salary. On June 28, 2010, Mr. Kozak was granted a restricted stock award covering 3,500,000 shares of Common Stock at a per share price of $1.10 and vesting annually in three installments. As of February 1, 2011, Mr. Kozak changed his voluntary salary reduction from 20% to 10%, resulting in 10,818 fewer shares of restricted stock vesting on March 31, 2011.

(2)
Mr. Buckel joined us in January 2010. On April 1, 2010, Mr. Buckel was granted a restricted stock unit for 32,468 shares of Common Stock vesting March 31, 2011, in lieu of a 10% reduction in 2010 salary. As of January 1, 2011, the reduction in Mr. Buckel’s salary to be paid in shares of Common Stock was discontinued. On April 29, 2011, Mr. Buckel resigned from his position effective May 15, 2011.  Mr. Buckel will continue to consult with the Company after May 15, 2011, including on the preparation and filing of the Company’s quarterly report for the quarter ended March 31, 2011 and to ensure a smooth transition of his duties, Mr. Buckel will also provide consulting services concerning, without limitation, such things as the Company’s periodic SEC reports, litigation matters, financial reporting, and registration statements at an agreed upon hourly rate.

(3)	On April 1, 2010, Mr. Cerwonka was granted a restricted stock unit for 32,468 shares of Common Stock vesting March 31, 2011, in lieu of a 10% reduction in 2010 salary.

(4)
On April 1, 2010, Mr. Dinsmore was granted a restricted stock unit for 22,728 shares of Common Stock vesting March 31, 2011, in lieu of a 10% reduction in 2010 salary. Mr. Dinsmore tendered his resignation as our employee effective January 14, 2011. However he continues to serve on our Technical Advisory Board.

DIRECTOR COMPENSATION TABLE

The following table summarizes the total compensation earned or paid by us to directors who were not executive officers as of December 31, 2010.

	Fees Earned	Stock	Option	All Other
	or Paid in	Awards ($)	Awards ($)	Compensation
Name (1)	Cash ($) (2)	(3)	(3)	($)	Total ($)
(a)	(b)	(c)	(d)	(g)	(h)

Craig Campbell	27,000	—	154,514	—	181,514
John R. Gaulding (4)	46,000	43,000	294,676	—	383,676
Robert T. Jett	39,000	43,000	242,115	—	324,115
Ari Kaplan	21,500	—	154,514	—	176,014
Robert H. Kite (5)	28,000	—	154,514	—	182,514
Francis K. Ruotolo	28,000	43,000	242,115	—	313,115

(1)
Joseph Kozak, our Chairman (until April 17, 2011) and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no compensation for his service as a director. Mr. Kozak’s compensation as an executive officer of the Company is shown in the Summary Compensation Table in the Executive Compensation section of this document.

(2)	Includes fees payable for service as a director, committee chair or committee member as described under Compensation of Directors following this table.

(3)
The amounts in these columns represent the aggregate grant date fair value of awards of restricted Common Stock and options to purchase Common Stock granted in 2010 calculated in accordance with US GAAP.

(4)	Mr. Gaulding was the Lead Director during 2010 and resigned as director and Lead Director on April 17, 2011.

(5)	Mr. Kite was elected Chairman on April 17, 2011.

Additional Information with Respect to Director Equity Awards

			Stock	Option
			Awards	Awards
	Stock Awards	Option Awards	Granted	Granted	Grant Date
	Outstanding at	Outstanding at	During	During	Fair Value of
	Fiscal Year End	Fiscal Year End	Fiscal 2010	Fiscal 2010	Stock and Option Awards
Name	(#) (1)	(#) (2)	(#)	(#)	($)
Craig Campbell	—	437,500	—	250,000	154,514
John R. Gaulding	—	540,000	50,000	490,000	337,676
Robert T. Jett	—	475,000	50,000	400,000	285,115
Ari Kaplan	—	480,625	—	250,000	154,514
Robert H. Kite	—	430,000	—	250,000	154,514
Francis K. Ruotolo	—	1,151,875	50,000	400,000	285,115

(1)	No stock awards were outstanding as of December 31, 2010.

(2)	Includes both vested and unvested options to purchase our Common Stock received as compensation for serving as a director.

Annual Retainers

Effective for fiscal year 2010, we paid cash compensation to non-employee directors. In addition to the fees indicated below, incremental fees are paid for meeting attendance and committee membership or chairmanship, as follows:

Annual
Position	Amount
Non-employee — Board Chair	$25,000
Non-employee — Lead Director	25,000
Non-employee Directors	15,000
Meeting attendance — in person	1,000
Meeting attendance — telephonic	500
Audit Committee — Chair	7,500
Audit Committee — Member	3,000
Compensation Committee — Chair	5,000
Compensation Committee — Member	1,500
Corporate Governance and Nominating Committee — Chair	5,000
Corporate Governance and Nominating Committee — Member	1,500
Executive Committee — Chair	1,500

Non-employee directors are granted stock options in recognition of their service. Such directors are granted an option to purchase up to 0.03 million shares of our Common Stock, which vest monthly over their three-year board service term. Non-employee directors who chair a committee are granted an option to purchase up to an additional 0.25 million shares with the same vesting schedule.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2010

There were no option exercises by named executives or highly compensated employees for the fiscal year ended December 31, 2010.

PENSION BENEFITS FOR FISCAL 2010

We do not provide pension benefits.

NON-QUALIFIED DEFERRED COMPENSATION FOR FISCAL 2010

We do not provide nonqualified deferred compensation benefits.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 29, 2011, information regarding ownership of our Common Stock by:

•	each person known by us, based on filings pursuant to Section 13(d) or (g) under the Exchange Act, to own beneficially more than 5% of the outstanding shares of our Common Stock as of April 29, 2011;

•	the persons named in the Summary Compensation Table; and

•	all directors and executive officers as a group.

The percentage ownership information presented in the table below is based on the number of shares of our Common Stock outstanding as of April 29, 2011, or 135,500,000 shares.

Unless otherwise indicated, the address of each director and officer is: c/o ANTs software inc., 1031 Cambridge Square, Suite F, Alpharetta, Georgia 30009.

Name and Address of Beneficial Owner	Number of Shares of Common Stock (19)	Percent of Class

Constantin Zdarsky (1) c/o Tim Hanlon, Alley, Maass, Rogers & Lindsay, P.A. 340 Royal Poinciana Way, Ste. 321, Palm Beach, FL 33480	30,906,177	19.7%
Lyle P. Campbell (2) c/o Berry-Shino Securities, Inc. 15100 N. 78th Way, Suite #100 Scottsdale, AZ 85260	12,914,200	8.9%
Fletcher International, Ltd. (3) c/o Appleby Services (Bermuda) Ltd. Canon's Court 22 Victoria Street P.P. Box HM 1179 Hamilton HM EX Bermuda	13,201,896	9.7%
BRG Investments, LLC (4) c/o Fletcher Asset Management, Inc. 48 Wall Street Address, 5th Floor New York, NY 10005	13,201,896	9.7%
Manchester Securities Corp. (5) 571 5th Ave. New York, NY 10019	23,532,247	14.9%
SAMC LLC (6) 400 Madison Ave. 8th Floor, Suite 8D New York, NY 10017	8,026,662	5.6%

JGB Capital LP (7) 400 Madison Ave. 8th Floor, Suite 8D New York, NY 10017	4,014,830	2.9%
JGB Capital Offshore Ltd. (8) 400 Madison Ave. 8th Floor, Suite 8D New York, NY 10017	4,014,830	2,9%
Directors and Executive Officers
Joseph Kozak (9)	6,631,558	4.8%
Francis K. Ruotolo (10)	596,302	*
John R. Gaulding (11)	548,579	*
Robert H. Kite (12)	917,909	*
Craig Campbell (13)	5,308,439	3.8%
Ari Kaplan (14)	315,625	*
Robert Jett (15)	343,411	*
David Buckel (16)	396,632	*
Rick Cerwonka (17)	500,000	*
Alton Dinsmore (18)	87,500	*

All current directors and executive officers as a group (10 persons)	15,645,955	10.8%

* Less than one percent
(1)
Includes 9,892,200 shares of Common Stock owned by Mr. Zdarsky and the right to acquire 13,511,826 shares of Common Stock pursuant to Convertible Preferred Stock and warrants to purchase up to 7,502,151 shares of Common Stock.

(2)	Includes 3,914,200 shares of Common Stock owned by Mr. Lyle Campbell and the right to acquire 9,000,000 shares of Common Stock pursuant to Convertible Preferred Stock.

(3)
Fletcher International, Ltd. (“Fletcher”) is the holder of 9,142,969 shares of our Common Stock and has the right to purchase 19,007,793 additional shares under a warrant to purchase Common Stock and an aggregate of 4,133,333 additional shares or our Common Stock under a stock purchase agreement, but the aggregate number of shares of Common Stock issued and issuable under the stock purchase agreement and accompanying warrants may not exceed a number that would cause Fletcher’s beneficial ownership to exceed the Maximum Number as defined in the stock purchase agreement.  As of April 29, 2011, the Maximum Number was 12,936,342 shares of Common Stock based on an Outstanding Share Report delivered to Fletcher on March 10, 2011.  However, the Maximum Number will increase to 13,201,896 shares of Common Stock effective June 15, 2011 based on an Outstanding Share Report delivered to Fletcher on April 11, 2011. Because the increase in the Maximum Number resulting from the April 11, 2011Outstanding Share Report will become effective within 60 days of April 29, 2011), we have used 13,201,896 as the Maximum Number for the purpose of determining Fletcher’s beneficial ownership.  The Maximum Number increases or decreases upon the occurrence of certain conditions contained in the Fletcher Agreement.  No Company director, executive officer or any associate of any director or executive officer has any interest, direct or indirect, by security holdings or otherwise, in Fletcher. Fletcher and BRG Investments, LLC, referenced in footnote 4 below, are affiliated entities. The securities listed above include outstanding securities held in one or more accounts managed by Fletcher Asset Management, Inc. (“FAM”) for BRG.  FAM is an investment adviser to BRG and is registered under Section 203 of the Investment Advisors Act of 1940, as amended. Pursuant to an investment advisory agreement between FAM and BRG, FAM has the sole authority to vote and dispose of the securities in these accounts.  By reason of the provisions of Rule 13d-3 under the Exchange Act, BRG and FAM are each deemed to beneficially own the securities registered under the registration statement of which this prospectus is a part.  In addition, by virtue of Alphonse Fletcher, Jr.’s position as Chairman and Chief Executive Officer of FAM, Mr. Fletcher is deemed to have the power to vote or direct the vote of, and the power to dispose or direct the disposition of, these securities.  For these reasons, Mr. Fletcher is deemed to be a beneficial owner of these securities.  BRG disclaims beneficial ownership of these securities.

(4)
BRG Investments, LLC (“BRG”) is the holder of 5,290,338 shares of our Common Stock and has the right to purchase additional shares of Common Stock pursuant to a warrant at an aggregate purchase price of $3.00 million and exercisable at an initial exercise price of $0.5261 per share, or 5,702,338 additional shares of Common Stock. The warrant is exercisable for a period of nine years from January 4, 2011, subject to extension under certain circumstances.  In addition, BRG has the right, but not the obligation, to purchase up to $3.00 million worth of shares of our Common Stock and warrants, initially representing an additional 5,184,033 shares and 5,702,338 warrants, in one or more subsequent investments under a stock purchase agreement at any time until the first anniversary of the initial closing date at purchase prices and terms determined by reference to certain events. However, the aggregate number of shares of Common Stock issued and issuable under the stock purchase agreement and accompanying warrants may not exceed a number that would cause BRG’s beneficial ownership to exceed the Maximum Number as defined in the stock purchase agreement.  The Maximum Number is initially 11,980,846 shares of Common Stock. The Maximum Number will increase to 13,201,896 shares of Common Stock effective June 15, 2011 based on an Outstanding Share Report delivered to BRG on April 11, 2011. Because the increase in the Maximum Number resulting from the April 11, 2011 Outstanding Share Report will become effective within 60 days of April 29, 2011, we have used 13,201,896 shares as the Maximum Number for the purpose of determining BRG’s beneficial ownership.  None of our directors, executive officers or any associate of any director or executive officer has any interest, direct or indirect, by security holdings or otherwise, in BRG.  See Footnote 3 regarding the relationship of Fletcher and BRG.

(5)
Manchester Securities Corp. (“Manchester”) is the holder of 1,440,678 shares of our Common Stock and has the right to purchase 3,333,333 shares under a warrant to purchase Common Stock, the right to purchase 14,237,289 shares under a Series B warrant to purchase Common Stock and the right to acquire 4,520,947 shares of Common Stock pursuant to convertible notes, including a 5% Senior Secured Note.

(6)
SAMC LLC (“SAMC”) has the right to purchase 7,115,645 shares under a Series B warrant to purchase Common Stock and the right to acquire 911,017 shares of Common Stock pursuant to a 5% Senior Secured Note. SAMC may be affiliated with JGB Capital (See Footnote 7) and/or JGB Capital Offshore (See Footnote 8).

(7)
JGB Capital LP (“JGB Capital”) has the right to purchase 3,559,322 shares under a Series B warrant to purchase Common Stock and the right to acquire 455,508 shares of Common Stock pursuant to a 5% Senior Secured Note. JGB Capital may be affiliated with SAMC (See Footnote 6) and/or JGB Capital Offshore (See Footnote 8).

(8)
JGB Capital Offshore Ltd. (“JGB Capital Offshore”) has the right to purchase 3,559,322 shares under a Series B warrant to purchase Common Stock and the right to acquire 455,508 shares of Common Stock pursuant to a 5% Senior Secured Note. JGB Capital Offshore may be affiliated with SAMC (See Footnote 6) and/or JGB Capital (See Footnote 7).

(9)
Includes 40,000 shares of Common Stock purchased on the open market by Mr. Kozak, stock grants of 3,925,008 shares of Common Stock and vested options to purchase up to 2,666,550 shares of Common Stock. Included in the 3,625,000 shares from stock grants are 3,500,000 shares that are subject to time-based vesting restrictions but are entitled to vote and are treated as beneficially owned. Unvested options to purchase 2,333,450 shares of Common Stock Common Stock are excluded. On April 17, 2011 Mr. Kozak resigned as Chairman of the registrant’s Board of Directors, but continues in his role as President and Chief Executive Officer.

(10)
Includes 97,143 shares of Common Stock purchased by Mr. Francis Ruotolo from us through a private offering, approved by our Board of Directors and directed to certain accredited investors, 10,000 shares of Common Stock purchased on the open market, a stock grant of 50,000 shares of Common Stock and vested options to purchase up to 439,159 of Common Stock.  Unvested options to purchase 233,341 shares of Common Stock are excluded.

(11)
Includes  140,045 shares of Common Stock purchased from us through a private offering, approved by our Board of Directors and directed to certain accredited investors,  warrants to purchase up to 50,000 shares of Common Stock and vested options to purchase up to 408,534 shares of Common Stock.  Unvested options to purchase 285,841 shares of Common Stock are excluded.  Mr. Gaulding resigned as a director, the Lead Director, Chairman of the Executive Committee, Chairman of the Audit Committee, and a member of its Corporate Governance and Nominating Committee on April 17, 2011.

(12)
Includes 450,000 shares of Common Stock purchased by Mr. Kite from us through a private offering, approved by our Board of Directors and directed to certain accredited investors, and vested options to purchase up to 467,909 shares of Common Stock.  Unvested options to purchase 145,841 shares of Common Stock are excluded. Mr. Kite was elected Chairman of the Board of Directors following Mr. Kozak’s resignation as Chairman and Mr. Gaulding’s resignation from the Board.

(13)
Includes 125,000 shares purchased on the open market, 410,939 shares of Common Stock purchased from us through a private offering, approved by our Board of Directors and directed to certain accredited investors, the right to acquire 4,500,000 shares of Common Stock pursuant to Convertible Preferred Stock, and vested options to purchase 272,500 shares of Common Stock.  Unvested options to purchase 165,000 shares of Common Stock are excluded.

(14)	Includes vested options to purchase 315,625 shares of Common Stock by Mr. Kaplan. Unvested options to purchase 165,000 shares of Common Stock are excluded.

(15)
Includes 119,900 shares of Common Stock purchased by Mr. Jett from us through a private offering, approved by our Board of Directors and directed to certain accredited investors, warrants to purchase up to 15,625 shares of Common Stock, 1,000 shares purchased on the open market,  and vested options to purchase 222,500 shares of Common Stock.  Unvested options to purchase 252,500 shares of Common Stock are excluded.

(16)
Includes 10,000 shares of Common Stock purchased by Mr. Buckel on the open market, 62,500 shares of Common Stock purchased by Mr. Buckel from us through a private offering, approved by our Board of Directors and directed to certain accredited investors, stock grants of 88,021 shares of Common Stock to Mr. Buckel and vested options to purchase up to 236,111 shares of Common Stock. Unvested options to purchase 263,889 shares of Common Stock are excluded. On April 29, 2011, Mr. Buckel resigned from his position effective May 15, 2011.  Mr. Buckel will continue to consult with the Company after May 15, 2011, including on the preparation and filing of the Company’s quarterly report for the quarter ended March 31, 2011 and to ensure a smooth transition of his duties, Mr. Buckel will also provide consulting services concerning, without limitation, such things as the Company’s periodic SEC reports, litigation matters, financial reporting, and registration statements at an agreed upon hourly rate.

(17)	Includes stock grants of 100,000 common shares to Mr. Cerwonka and vested options to purchase up to 400,000 shares of Common Stock.

(18)
Includes stock grants of 87,500 common shares to Mr. Dinsmore Mr. Dinsmore tendered his resignation as our employee effective as of January 14 2011. However he continues to serve on our Technical Advisory Board.

(19)
Beneficial ownership is determined in accordance with the rules of the SEC and derives from either voting or investment power with respect to securities.  For purposes of calculating the percentage beneficially owned, the number of shares of Common Stock deemed outstanding include (i) 135,500,000 shares outstanding as of April 29 2011, and (ii) shares issuable by us pursuant to convertible preferred stock, warrants or options held by the respective person or group that may be exercised within 60 days following April 29, 2011 (“Presently Exercisable Shares”), unless otherwise noted in the footnotes to this table. Presently Exercisable Shares are considered to be outstanding and to be beneficially owned by the person or group holding such options for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We have granted to BRG, Fletcher, Manchester, JGB Capital, JGB Capital Offshore and SAMC various “down-round” protections that may result in a change in control of the Company. The “down-round” protections may result in possible future issuances of stock for items such as subsequent investments, quarterly payments and anti-dilution features. The amount of stock that could be issued under these arrangements, although not known to us at this time, could result in issuances of stock in amounts that might affect a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,107,562	$1.02	9,320,883
Equity compensation plans not approved by security holders	-	-	-
Total	15,107,562	$1.02	9,320,883

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Except for the stock purchase agreements with BRG and Fletcher as described below, from January 1, 2010 through April 29, 2011, there were no transactions, and there are no proposed transactions, in which we were or are to be a participant, involving an amount in excess of $120,000, and in which any related person had or will have a direct or indirect material interest.

Transactions with Manchester.  On April 29, 2011, we entered into an Exchange Agreement with Manchester, pursuant to which, in exchange for the surrender and cancellation of an outstanding note held by Manchester, and claims for certain unpaid amounts thereunder, we issued to Manchester an Exchange Note in the aggregate original principal face amount of $794,857.98. The Exchange note has a maturity of January 31, 2013.

Also on April 29, 2011 we entered into a Consent Agreement with JGB Capital LP, JGB Capital Offshore Ltd., SAMC LLC, JGB Management Inc., and Manchester pursuant to which those entities waived certain rights and covenants contained in a Note Purchase Agreement and a Warrant Purchase Agreement with such entities pursuant to the transaction disclosed on Form 8-K filed by us on March 4, 2011, to enable the transactions contemplated by the Exchange Agreement, including waiver of a prohibition on incurring additional indebtedness, and provisions under which issuance of such Exchange Note would constitute a default thereunder, a breach thereof, any anti-dilution adjustment thereunder, or any other similar adverse result for the Company.

Also on April 29, 2011, we entered into Escrow Release Agreements with each of Manchester, and JGB Management Inc., a New York corporation, as agent for the JGB Holders, as defined therein. In connection with the Note Purchase Agreement referred to above (and as disclosed in our Form 8-K dated March 4, 2011), the JGB Holders and Manchester each placed $3,125,000 into separate escrow accounts with Wells Fargo Bank, N.A. in connection with the purchase of an aggregate of $8,400,000 of secured notes (the “Notes”). Pursuant to the Escrow Release Agreements, $3,125,000 was released from escrow to Manchester and $3,125,000 was released from escrow to the JGB Holders. In connection with the release of such funds from escrow, the aggregate principal amount of the Notes was reduced from $8,400,000 to $2,150,000. All funds released from escrow were done in partial repayment of the principal amount of notes owed to such entities.

Manchester beneficially owns 14.9% of our Common Stock as of April 29, 2011.  SAMC LLC, JGB Capital LP and JGB Capital Offshore Ltd. beneficially own 5.6%, 2.9% and 2.9%, respectively, and may be affiliate with each other.  See “Security Ownership of Certain Beneficial Owners And Management.”

Transactions with Fletcher.  We previously entered into the Fletcher Agreement with Fletcher on March 12, 2010, and amended the agreement on July 15, 2010. Pursuant to the Fletcher Agreement, we sold 3,100,000 shares of Common Stock and the Initial Fletcher Warrants to purchase additional shares of Common Stock to Fletcher in March and July 2010, sold 605,767 shares of Common Stock to Fletcher in May 2010 and issued an aggregate of 726,333 shares to Fletcher in payment of Fletcher Quarterly Payments in April, July, October and December 2010.  Also pursuant to the Fletcher Agreement, Fletcher is entitled to certain down round protections in the event we issue and sell shares of Common Stock at a price below that paid or deemed paid by Fletcher.  The price per share of Common Stock sold to BRG under the Stock Purchase Agreement is below the price paid by Fletcher. As a result, the Fletcher Agreement required that we issue to Fletcher an additional 4,146,169 shares of Common Stock.  Further, the Initial Fletcher Warrant granted by us to Fletcher under the Fletcher Agreement has been adjusted to reduce the exercise price of the warrant to $0.5261 per share (from $0.903).  As a result, the Initial Fletcher Warrant now represents the right to purchase up to 19,007,793 shares of our Common Stock at a cash exercise price of $0.5261 per share.  The increase in the number of shares issuable to Fletcher under the Initial Fletcher Warrant also causes an increase in the quarterly payments payable by us under the Fletcher Agreement.  Specifically, for so long as any portion of the Initial Fletcher Warrant remains outstanding, we are required to pay to Fletcher on each March 31, June 30, September 30 and December 31, a quarterly payment equal to:  the product of (A) the quotient of (x) the remaining unexercised amount of the Initial Fletcher Warrant as of the third business day preceding such quarterly payment date (initially $10.00 million), divided by (y) the warrant exercise price as of the third business day preceding the quarterly payment date ($0.5261, as adjusted), multiplied by (B) $0.01 per share.  The adjusted Fletcher Quarterly Payment is $0.19 million.  We have the right to pay the Fletcher Quarterly Payment in cash or shares of Common Stock based on a formula set forth in the Fletcher Agreement.  As a result of the Fletcher Agreement, Fletcher beneficially owns 9.7% of our Common Stock as of April 26, 2011.  Fletcher and BRG are related entities.  See “Security Ownership of Certain Beneficial Owners And Management.”

Transaction with Mr. Kenneth Ruotolo. In September 2010, we entered into a settlement agreement with Mr. Kenneth Ruotolo, our former Chief Financial Officer. Pursuant to the settlement, we paid Mr. Ruotolo $0.23 million in December 2010. In addition, Mr. Ruotolo has until September 14, 2014 to exercise reinstated options to purchase 540,000 shares of Common Stock, at exercise prices ranging from $0.52 to $1.18 per share. Mr. Kenneth Ruotolo is the son of Frank Ruotolo, one of our directors.

Transaction with chief executive officer. On June 28, 2010, the Board of Directors approved an amended employment agreement for Mr. Kozak including a salary increase from $250,000 to $500,000, a restricted stock award of 3.5 million shares, and options to purchase 3.5 million shares of Common Stock valued for $1.10 per share.  The restricted stock award and options vest in three equal installments beginning on the first anniversary of the grant date.

The Audit Committee of our Board of Directors is responsible for reviewing any transaction with related persons and making recommendations to the Board of Directors for consideration. The Board of Directors must approve all related transactions.

Director Independence

The entire Board of Directors, with the exception of Joseph Kozak, Francis Ruotolo and Ari Kaplan are “independent” directors, as defined by applicable rules and regulations of the SEC and NASDAQ Stock Market, although the Company is currently reported on the NASD Bulletin Board system.  We deem Francis Ruotolo to be not independent on the basis of his previous employment with us.  Mr. Ruotolo received payments in excess of the $120,000 threshold in 2008 and 2009.  We deem Ari Kaplan to be not independent because he has received consulting fees from us which totaled more than $120,000 during the twelve-month period ending September 30, 2008.

Beneficial Investor and Director Relationship

As noted in the Beneficial Ownership table included herein, Lyle P. Campbell is a beneficial shareholder of 8.9% of our Common Stock.  In May, 2007, Mr. Campbell’s son, Craig Campbell, joined our Board of Directors.  Mr. Craig Campbell is also a direct shareholder of the Company, beneficially owning 3.8% of our Common Stock.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

WeiserMazars LLP has served as our independent registered public accounting firm since January 15, 2009.  Prior to the engagement of WeiserMazars LLP, we had engaged the accounting firm Burr, Pilger & Mayer, LLP, whose services were dismissed as of January 13, 2009. During fiscal 2009 we retained Burr, Pilger & Mayer to provide services in the following categories, for the fees indicated:

Description	2009
Audit fees	$80,130
Audit related fees	--
Tax fees	--
All other fees	--
Total	$80,130

During fiscal 2009 we retained WeiserMazars LLP to provide services in the following categories, for the fees indicated:

Description	2010	2009
Audit fees	$583,088	$404,915
Audit related fees	--	134,947
Tax fees	27,325	23,785
All other fees	--	--
Total	$610,413	$563,647

Audit Fees

These represent aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements, reviews of interim financial statements and quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees were associated with the Company's restatement of its consolidated financial statements for the years ended December 31, 2007 and 2006.

Tax Fees

Comprised of services for tax compliance and tax return preparation.

All Other Fees

All other fees include research, consultation and discussions related to various accounting and tax issues.

Our Audit Committee pre-approved the principal types of services (audit, audit assurance and tax preparation) provided by the principal accountant during the year ended December 31, 2010. Our Audit Committee approved 100% of “Audit-Related Fees”, 100% of “Tax Fees” and 100% of “All Other Fees” pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. Our Audit Committee has considered whether the provision of services rendered by its accountants is compatible with maintaining the accountant’s independence. The Audit Committee reviews in advance, and grants any appropriate pre-approvals of, (i) all auditing services to be provided by the principal accountant and (ii) all non-audit services to be provided by the principal accountant as permitted by Section 10A of the Securities Exchange Act of 1934, and not specifically prohibited under the Sarbanes-Oxley Act of 2002, and in connection therewith approves all fees and other terms of engagement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See Exhibit Index which follows Signatures and immediately precedes the exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of the 2nd Day of May 2011 by the undersigned, thereunto duly authorized.

ANTs software inc.

By	/s/ Joseph Kozak
Joseph Kozak,
Chief Executive Officer and President

By	/s/ David A. Buckel
David A. Buckel,
Chief Financial Officer

DIRECTORS

By	/s/ Robert H. Kite
Robert H. Kite, Chairman

Date	May 2, 2011

By	/s/ Joseph Kozak
Joseph Kozak, Chief Executive Officer and President

Date	May 2, 2011

By	/s/ Craig L. Campbell
Craig Campbell, Director

Date	May 2, 2011

By	/s/ Robert T. Jett
Robert Jett, Director

Date	May 2, 2011

By	/s/ Ari Kaplan
Ari Kaplan, Director

Date	May 2, 2011

By	/s/ Francis K. Ruotolo
Francis K. Ruotolo, Director

Date	May 2, 2011

Item 15(a)(3). Exhibits. The following exhibits are filed as part of this report: [exhibits for Manchester Securities, SAMC LLC, JGB Capital and JGB Offshore Ltd.]

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, filed with the SEC on November 29, 2010.)

3.2
Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock of ANTs software inc. (Incorporated by reference to Exhibit 3(i) to our Current Report on Form 8-K filed with the SEC on September 23, 2009.)

3.3	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.)

4.1
Instrument Defining Rights of Security Holders. (The description of our Common Stock contained in our Form 10S-B filed with the SEC on September 14, 1999 including any amendment or report filed for the purpose of updating such description.)

10.1	Agreement by and between us and BRG Investments, LLC dated December 31, 2010. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 6, 2011.)

10.2	Warrant to Purchase Shares of our Common Stock issued to BRG Investments, LLC. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 6, 2011.)

10.3
Form of Indemnification Agreement signed with our officers and directors. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the SEC on March 22, 2001.)

10.4
Amended and restated employment agreement entered into to be effective as of the 28th day of June, 2010, with Joseph Kozak, Chairman, President and Chief Executive Officer. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 19, 2010.)

10.5
Employment agreement made and entered into to be effective as of January 18, 2010, with David Buckel, Chief Financial Officer. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 19, 2010.) [Amended and restated employment agreement or separation agreement  to be referenced]

10.6
Employment agreement made and entered into to be effective as of May 14, 2008, with Richard M. Cerwonka, Chief Operating Officer and President, Inventa Technologies Inc. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 19, 2010.)

10.7
Retirement and Board Service Agreement dated as of June 26, 2007, with Francis K. Ruotolo.  (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the SEC on August 9, 2007.)

10.10
Exchange Agreement dated February 7, 2011 by and among ANTs software inc., Gemini Master Fund, Ltd., and Manchester Securities Corp. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 10, 2011.)

10.11	Guaranty dated February 7, 2011 by Inventa Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 10, 2011.)

10.12
Convertible Note due January 31, 2013 in initial principal face amount of $1.2 million, made by us in favor of Gemini Master Fund, Ltd. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on February 10, 2011.)

10.13
Convertible Note due January 31, 2013 in initial principal face amount of $1.2 million, made by us in favor of Manchester Securities Corp. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on February 10, 2011.)

10.14
Warrant to purchase 3,333,333 shares our Common Stock dated February 7, 2011, issued to Gemini Master Fund, Ltd. (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on February 10, 2011.)

10.15
Note Purchase Agreement dated March 3, 2011 by and among ANTs software inc., the Purchasers listed therein, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.16
Senior secured promissory note in favor of JGB Capital LP in initial principal face amount of $1,050,000. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.17
Senior secured promissory note in favor of JGB Capital Offshore Ltd. in initial principal face amount of $1,050,000. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.18
Senior secured promissory note in favor of SAMC LLC in initial principal face amount of $2,100,000. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.19
Senior secured promissory note in favor of Manchester Securities Corp. in initial principal face amount of $4,200,000. (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.20
Warrant Purchase Agreement dated March 3, 2011 by and among ANTs software inc., and the Purchasers listed on Exhibit A thereto. (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.21
Series B Warrant issued to JGB Capital LP exercisable for 3,559,322 shares of registrant Common Stock. (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.22
Series B Warrant issued to JGB Capital Offshore LP exercisable for 3,559,322 shares of registrant Common Stock. (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.23
Series B Warrant issued to SAM LLC exercisable for 7,115,645 shares of registrant Common Stock. (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.24
Series B Warrant issued to Manchester Securities Corp. exercisable for 14,237,289 shares of registrant Common Stock. (Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.25
Registration Rights Agreement dated March 3, 2011 by and among ANTs software inc., JGB Management, Inc. and Manchester Securities Corp. (Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.26
Security Agreement dated March 3, 2011 by and among ANTs software inc., Wells Fargo Bank, National Association, JGB Management, Inc. and Manchester Securities Corp. (Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.27
Escrow Agreement dated March 3, 2011 by and among ANTs software inc., Wells Fargo Bank, National Association, and JGB Management, Inc. (Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.28
Escrow Agreement dated March 3, 2011 by and among ANTs software inc., Wells Fargo Bank, National Association, and Manchester Securities Corp. (Incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.29	Guaranty dated March 3, 2011 granted by Inventa Technologies, Inc. (Incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed with the SEC on March 4, 2011.)

13.1	Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004.)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002