Form 10-Q
period 2011-03-31
ANTS SOFTWARE INC
filed 2011-05-27
CIK 796655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐ Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

Commission file number: 000-16299

ANTS SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3054685
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1031 Cambridge Square, Suite F, Alpharetta, Georgia
(Address of principal executive offices, including zip code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

ANTs software inc. had 132,632,193 shares of common stock outstanding as of May 18, 2011.

i

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,380,761	$330,311
Accounts receivable, net	49,492	536,773
Subscription receivable	62,500	3,062,500
Prepaid expenses and other current assets	65,741	122,733
Total current assets	1,558,494	4,052,317

Property and equipment, net of accumulated depreciation of $791,494 and $751,839	240,534	280,189
Intangible assets, net of accumulated amortization of $5,977,083 and $5,890,000	2,542,479	2,051,398
Goodwill	22,761,517	22,761,517
Other assets	50,209	55,039
Total assets	$27,153,233	$29,200,460

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$1,681,898	$1,887,013
Line of credit	--	250,000
Cash payments currently due on convertible promissory notes	439,653	--
Current portion of capital lease	55,920	55,004
Deferred revenue, current portion	171,200	164,811
Total current liabilities	2,348,671	2,356,828

Senior secured notes, net of debt discount of $2,117,032 and $--	32,968	--
Convertible promissory notes, net of debt discount of $283,209 and $62,500, respectively	1,366,791	1,937,500
Capital lease, less current portion	29,377	43,705
Deferred revenue, less current portion	10,333	18,084
Derivative liabilities	48,484,472	24,768,796
Total liabilities	52,272,612	29,124,913

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, 50,000,000 shares authorized	--	--
Series A convertible preferred stock, $0.0001 par value; 12,000,000 shares designated; 9,979,139 and 9,979,139 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively (liquidation preference of $9,979,139 and $9,979,139, respectively)	998	998
Common stock, $0.0001 par value; 300,000,000 shares authorized; 132,915,697 shares and 130,501,337 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	13,292	13,050
Additional paid-in capital	158,853,214	157,032,745
Accumulated deficit	(183,986,883)	(156,971,246)
Total stockholders’ (deficit) equity	(25,119,379)	75,547
Total liabilities and stockholders’ (deficit) equity	$27,153,233	$29,200,460

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010

Revenues, net of trade discounts	$317,638	$1,506,812

Cost of revenues	465,909	2,025,810

Gross loss	(148,271)	(518,998)

Operating expenses:
Research and development	439,920	1,179,508
Sales and marketing	162,165	473,359
General and administrative	2,217,783	2,048,496
Total operating expenses	2,819,868	3,701,363

Operating loss	(2,968,139)	(4,220,361)

Non-operating expense (income), net:
Net loss on derivative liabilities	23,519,300	16,097,469
Interest expense	281,097	240,917
Interest income	--	(586)
Other expense, net	247,101	110,989
Total non-operating expense	24,047,498	16,448,789

Net loss	(27,015,637)	(20,669,150)

Deemed dividend related to beneficial conversion on Series A convertible preferred stock	--	(392,857)

Net loss applicable to common stockholders	$(27,015,637)	$(21,062,007)

Basic and diluted net loss per common share	$(0.21)	$(0.20)
Weighted average shares used in computing basic and diluted net loss per common share	127,615,285	104,489,470

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS
OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2011	9,979,139	$998	130,501,337	$13,050	$157,032,745	$(156,971,246)	$75,547
Conversion of notes payable	--	--	1,271,186	127	258,062	--	258,189
Quarterly share payment to investor per private placement agreement	--	--	671,005	67	247,034	--	247,101
Vesting and issuance of common stock and warrants to purchase common stock granted for consulting arrangements	--	--	656,271	66	387,134	--	387,200
Restricted stock awards rejected by employees	--	--	(486,788)	(49)	49	--	--
Stock issued for non-employee compensation under the stock plan, subject to vesting	--	--	27,686	3	14,367	--	14,370
Stock-based compensation expense – employees	--	--	--	--	745,237	--	745,237
Stock-based compensation expense – non-employees	--	--	--	--	31,114	--	31,114
Exercise of common stock warrants	--	--	275,000	28	137,472	--	137,500
Net loss	--	--	--	--	--	(27,015,637)	(27,015,637)
Balance at March 31, 2011	9,979,139	$998	132,915,697	$13,292	$158,853,214	$(183,986,883)	$(25,119,379)

Balance at January 1, 2010	9,428,387	$943	101,892,993	$10,189	$139,297,697	$(113,239,302)	$26,069,527
Net proceeds from private placement	--	--	3,465,321	347	1,385,782	--	1,386,129
Par value of shares of common stock issued to Fletcher	--	--	1,500,000	150	--	--	150
Vesting and issuance of common stock and warrants to purchase common stock granted for consulting arrangements	--	--	100,000	10	205,778	--	205,788
Stock issued for employee and director compensation under the stock plans	--	--	1,419,184	142	1,535,130	--	1,535,272
Stock issued for non-employee compensation under the stock plans, subject to vesting	--	--	40,597	4	48,692	--	48,696
Stock-based compensation expense – employees	--	--	--	--	165,067	--	165,067
Stock-based compensation expense – non-employees	--	--	--	--	119,338	--	119,338
Exercise of common stock warrants	--	--	75,000	7	37,493	--	37,500
Exercise of preferred stock warrants	250,000	25	--	--	249,975	--	250,000
Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	--	--	--	--	392,857	(392,857)	--
Net loss	--	--	--	--	--	(20,669,150)	(20,669,150)
Balance at March 31, 2010	9,678,387	$968	108,493,095	$10,849	$143,437,809	$(134,301,309)	$9,148,317

See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,015,637)	$(20,669,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,738	254,311
Net loss on derivative liabilities	23,519,300	16,097,469
Amortization of debt discount and prepaid debt issuance costs on notes payable	225,421	187,500
Value of shares of common stock issued or issuable for equity financing costs	247,101	110,741
Stock-based compensation expense	722,302	1,868,373
Stock-based consulting expense	45,484	205,788
Changes in operating assets and liabilities:
Accounts receivable	487,281	7,673
Prepaid expenses and other assets	61,822	111,614
Payments received on notes receivable from customer	--	200,000
Accounts payable and accrued expenses	(55,115)	99,236
Deferred revenue	(1,362)	(84,030)
Net cash used in operating activities	(1,636,665)	(1,610,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of software development costs	(555,229)	--
Purchases of property and equipment	--	(31,677)
Net cash used in investing activities	(555,229)	(31,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from subscription receivable	2,850,000	--
Net proceeds from private placements	--	2,766,129
Proceeds from senior secured Note and Warrant Purchase Agreements, net of $122,086 transaction costs	570,414	--
Proceeds from exercise of preferred stock warrants	--	250,000
Proceeds from exercise of common stock warrants, including subscriptions receivable	137,500	37,500
Repayment of line of credit	(250,000)	--
Principal payments on long-term debt	(65,570)	(24,463)
Net cash provided by financing activities	3,242,344	3,029,166

Net increase in cash and cash equivalents	1,050,450	1,387,014
Cash and cash equivalents at beginning of period	330,311	1,168,024
Cash and cash equivalents at end of period	$1,380,761	$2,555,038

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$71,777	$53,417

NON-CASH INVESTING AND FINANCING ACTIVITIES

Deemed dividends related to beneficial conversion feature on Series A convertible preferred stock	$--	$392,857
Common stock subscriptions receivable	62,500	--
Accrued transaction fees settled through reduction of proceeds from subscription receivable for private placement	150,000	--
Stock-based compensation recorded in capitalized software	22,935	--
Value of common stock issued to consultant for note senior secured Note and Warrant Purchase Agreements	387,200	--
Value of common stock issued for conversion of promissory notes	258,189	--
Recorded value of common stock issued in private placement with derivative liabilities	--	--
Recorded value of equity rights and obligations issued in private placement with derivative liabilities, net	--	--
Recorded value of warrants issued to placement agent in connection with private placement of equity rights and obligations	--	--

 See accompanying notes to condensed consolidated financial statements.

ANTS SOFTWARE INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

ANTs software inc. (“ANTs” or the “Company”) developed the ANTs Compatibility Server, or ACS and continues to develop additional ACS products. The ACS brings the promise of a fast, cost-effective method to move applications from one database to another and enables enterprises to achieve cost efficiencies by consolidating their applications onto fewer databases. Our Information Technology (“IT”) managed services and professional services division provides pre- and post-sales services related to the ACS and application migration, application and database architecting, monitoring and management (“Professional Services”).

Basis of Presentation and Continuation as a Going Concern

The consolidated financial statements include the accounts of ANTs software inc. and its wholly-owned subsidiary, Inventa Technologies, Inc. (“Inventa,” collectively referred to as the “Company”). All significant intercompany transactions and accounts have been eliminated.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, which include all of our accounts and those of our wholly owned subsidiary. As permitted by such rules and regulations, we have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2011 and our operating results, cash flows and changes in stockholders’ (deficit) equity for the interim periods presented. We derived the consolidated balance sheet at December 31, 2010 from the Company’s audited consolidated financial statements as of that date. These consolidated financial statements and the related notes should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K, and in conjunction with our Amendment No. 1 to the Annual Report on Form 10-K/A, for the year ended December 31, 2010 filed with the SEC. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2011 or subsequent years.

The consolidated financial statements contemplate our continuation as a going concern.  However, we have had minimal revenues since inception, suffered recurring losses from operations, generated negative cash flows from operations and have an accumulated deficit of $183.97 million as of March 31, 2011 that raise substantial doubt about our ability to continue as a  going  concern.  We have also had significant near-term liquidity needs, including $0.25 million that was due on a line of credit and $2.00 million in notes payable that were due January 31, 2011. During the three months ended March 31, 2011, we received net proceeds of $2.85 million from a $3.00 million subscription receivable (less $0.39 million in fees, including $0.24 million in dispute) from the sale of 5.18 million shares of common stock pursuant to the BRG Agreement, $0.06 million in proceeds from the exercise of warrants covering 0.13 million shares of common stock and net proceeds of $0.57 million net of transaction costs from the Note and Warrant Purchase Agreements.  The outstanding balance on the line of credit was repaid and the notes payable were exchanged for new notes with a new maturity date of until January 31, 2013. Furthermore, as a result of the contract with our largest Professional Services customer as determined by historical revenue expiring as of December 31, 2010 and the customer choosing not to renew the contract, we terminated the employment of 20 employees and 14 contractors effective in January 2011. We also terminated the employment of seven research and development employees in May 2011 because of ongoing liquidity constraints. Terminating the employment of research and development personnel will delay the continued development of ACS which may further delay the generation of revenue and profitable operations and may also give rise to impairment of capitalized software and goodwill.

Our ability to continue as a going concern is dependent upon generating profitable operations in the future and obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. We anticipate that we will generate profitable operations from marketing and sales of ACS and the growth of our Professional Services offerings for ACS implementations if we are able to continue to secure necessary funding. However we do not expect that the associated revenue will fully support our operations over the next several quarterly periods. If we do not generate profitable operations or obtain the necessary financing, we will not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies is difficult and there is no assurance of our ability to secure such financing. A failure to generate profitable operations or obtain additional financing will prevent us from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of its software and technologies. We continue actively seeking additional capital through private placements of equity and debt.

At current cash levels, we believe we have sufficient funds to only operate into the second quarter of 2011.  We are actively seeking additional financing. Should additional financing not be obtained, we will not be able to execute our business plan or meet our obligations and the recoverability of our goodwill may become impaired. Our plans, if successful, will mitigate the factors that raise substantial doubt about the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There have been no major changes in the Company’s significant accounting policies during the three months ended March 31, 2011. The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to make the consolidated financial statements not misleading and to fairly present the financial position, results of operations, and cash flows on a consistent basis.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires reporting entities to make new disclosures about fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, the guidance clarifies certain existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional Level 3 reconciliation disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted the additional Level 3 reconciliation disclosure requirements in the three months ended March 31, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued guidance that amends certain measurement and disclosure requirements related to fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the guidance and have not yet determined the impact the adoption will have on our condensed consolidated financial statements.

2. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following items:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Prepaid insurance and employee-related expenses	$19,775	$25,946
Other	45,966	96,787
	$65,741	$122,733

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following items:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Trade payables and accrued expense	$922,826	$921,181
Accrued fees to placement agents	240,000	390,000
Compensation and benefits payable, including unpaid bonuses and accrued vacation	485,173	525,832
Accrued interest on convertible promissory notes	33,899	50,000
	$1,681,898	$1,887,013

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

Deferred revenue activity for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010

Beginning balance		$182,895		$451,568
Invoiced during the period		240,677		338,718
Deferred revenue recognized from prior period	$(141,561)		$(312,391)
Invoiced and recognized in current period	(100,477)		(110,357)
Total revenue recognized in current period		(242,038)		(422,748)
Ending balance		181,533		367,538
Less current portion		(171,200)		(367,538)
Non-current deferred revenue		$10,333		$--

 5. Debt

Debt consists of the following at March 31, 2011 and December 31, 2010:

Type	Issue Date	Due Date	Stated Interest Rate	Effective Interest Rate	March 31, 2011	December 31, 2010
					(Unaudited)
Senior secured notes	March 2011	March 2016	5%	N/A	$2,150,000	$--
Convertible promissory notes	February 2011	January 2013	--%	N/A	2,089,653	--
Convertible promissory notes	May 2008	February 2011	10%	N/A	--	2,000,000
Line of credit	May 2008	August 2010	LIBOR + 2%	2.44%	--	250,000
					4,239,653	2,250,000
Less discount on convertible promissory notes					(2,400,241)	(62,500)
Less current portion, including line of credit					(439,653)	(250,000)
Long-term portion of debt					$1,399,759	$1,937,500

Scheduled future maturities of debt are as follows at December 31,

2011	$439,653
2013	1,650,000
2016	2,150,000
Subtotal	4,239,653
Less discounts on notes payable	(2,400,241)
Net carrying value of debt at March 31, 2011	$1,839,412

Senior Secured Promissory Note and Warrant Purchase Agreements

On March 3, 2011, we entered into Note Purchase Agreements and Warrant Purchase Agreements with certain investors (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Purchasers purchased and we sold senior secured promissory notes in the aggregate initial principal face amount of $8.40 million, bearing a 5% coupon and with an initial maturity of March 3, 2016.  Pursuant to the Warrant Purchase Agreements, the Purchasers purchased and we sold to the Purchasers five year Series B Warrants initially covering an aggregate of 28.47 million shares of our common stock, subject to possible adjustment, and initially exercisable at $0.59 per share, subject to possible adjustment and possibly including a “Make Whole Amount” payment as defined therein and described below.  Pursuant to the Note Purchase Agreements, we received net proceeds from the Purchasers of $0.46 million for the notes and an aggregate of $6.25 million was placed into escrow accounts. Pursuant to the Warrant Purchase Agreements, we received net proceeds from the Purchasers of $0.23 million from the sale of the warrants.

The debt agreements are designed as a pre-funded equity line of credit with exercises of Series B Warrants possibly reducing the face amount of principal due on the debt. The escrow also serves as a guarantee of the repayment of principal due on the debt and to ensure that the Purchasers receive a minimum value of $0.59 per share for each Series B Warrant exercised through the Make Whole Amount. The Make Whole Amount on any exercise of Series B Warrants is the amount that the adjusted exercise price is less than $0.59 per share. The adjusted exercise price is the lowest of $0.59 or 80% of the weighted average price of our common stock on the trading day or preceding trading day that the price is being determined. We do not have possession or legal title to the funds held in escrow and as such, we have concluded that the escrow funds are not an asset of the Company. Also, we would not be obligated to repay more than $2.15 million out of available (non-escrowed) funds. For these reasons, we have recorded the associated debt at $2.15 million, not for the $8.40 million face amount of the note.

The Series B Warrants may be exercised, at the election of the holder, through the surrender of a principal amount due on the note equal to the aggregate exercise price of the warrants, by payment of cash, or under certain circumstances, through a “cashless exercise” for a net number of shares according to a formula set forth in the Warrant Purchase Agreements.

We will only be entitled to the amounts held in escrow when it is disbursed to us from the escrow account in connection with exercise of Series B Warrants at the Purchaser’s election through the surrender of and reduction in the principal amount due on the notes as described in the note and the escrow agreements. In connection with an exercise through the surrender of a principal amount due on the notes, cash will be released to us from escrow to the extent that the aggregate exercise price is in excess of any Make Whole Amount due to the Purchaser(s) and if certain conditions are satisfied. Those conditions include (a) that the gross aggregate unpaid principal amount of the Notes is equal to or less than $7.65 million prior to such note principal reduction and (b) the adjusted exercise price as defined therein is at least $0.15 per common share.  Alternatively, cash will be released to the Purchaser(s) if the aggregate exercise price is less than any Make Whole Amount due to the Purchaser(s). Instead of releasing cash from escrow, we may elect to pay any Make Whole Amount out of cash on hand or through an increase, or accretion, in principal of the Notes and a corresponding increase to the number of shares subject to the Series B Warrant(s) (an In-Kind Make Whole). The In-Kind Make Whole is also subject to certain conditions and limitations.

After March 3, 2013, or earlier upon certain events, one or more Purchasers can give us notice (a “Put Notice”) to cause us to redeem, in cash, all or any part of the remaining Principal Amount and all accrued but unpaid interest thereon (the “Put Amount”). If the any or all of the Purchasers gave us a Put Notice, we could be obligated to pay the carrying amount of principal as of the date of the Put notice, or a maximum of up to $2.15 million. Any outstanding principal associated with the funds held in escrow would be repaid from the funds held in escrow.

We, along with the Purchasers and an agent, also entered into a security agreement pursuant to which we granted blanket security interests in all of our assets. We also entered into a registration rights agreement pursuant to which we agreed to register the underlying securities for the benefit of the Purchasers. The Note Purchase Agreements were guaranteed by our subsidiary, Inventa.

Pursuant to the Note Purchase Agreements, each Purchaser has a 12-month additional investment right to purchase additional 5% senior secured notes on the same terms as those set forth in the Note Purchase Agreements.  In addition, pursuant to the Warrant Purchase Agreements each Purchaser has a 12-month additional investment right to purchase additional Series B Warrants on the same terms as those set forth in the Warrant Purchase Agreements.  Pursuant to the Note Purchase Agreements and Warrant Purchase Agreements, we agreed to certain negative covenants that, among other things and subject to certain specified exceptions, prohibit us from incurring additional indebtedness, paying dividends on our capital stock or pledging assets.

The Warrant Agreements provide the Purchasers with certain anti-dilution protections, also referred to as down-round protections. Specifically, if we sell or issue shares or securities with an exercise or conversion price that is less than the warrant exercise price, currently $0.59 per share, the exercise price of the warrants shall automatically be reduced and the number of shares subject to be issued under the warrants shall be increased to reflect the lower price. These events that could cause us to issue additional shares are down-round provisions that are accounted for as derivative liabilities at fair value.

The aggregate fair value of the derivative liabilities associated with the Note Purchase and Warrant Agreements exceeded the initial net cash proceeds of $0.57 million received from the Purchasers in the initial loan on March 3, 2011 by $22.75 million. As a result, all the proceeds were allocated to derivative liabilities upon closing and we recorded $22.75 million expense in connection with issuance of derivative liabilities. All of the non-cash derivative-related expense, gains and losses are included in “Net loss on derivative liabilities” within non-operating expense, net in the consolidated statement of operations for the three months ended March 31, 2011. The debt was initially recorded at $0 and will be accreted to $2.15 million over five years, adjusted for reductions in principal.

On April 29, 2011, we entered into a Consent Agreement with the Purchasers. Pursuant to the Consent Agreement, the Purchasers waived certain rights and covenants contained in the original March 3, 2011 agreements. The rights and covenants that were waived under the Consent Agreement include prohibition from incurring additional indebtedness. The Consent Agreement also included provisions under which a New Exchange Agreement dated April 29, 2011 related to convertible promissory notes described below would not constitute a default under the Note and Warrant Purchase Agreements, a breach thereof, any anti-dilution adjustments thereunder, or any other similar adverse result for the Company.

Also on April 29, 2011, we entered into Escrow Release Agreements with each of the Purchasers. Pursuant to the Escrow Release Agreements, $6.25 million was released from escrow to the Purchasers and the face amount of the Notes was reduced to $2.15 million.

Convertible Promissory Note Exchange Agreement

On February 7, 2011, we entered into an exchange agreement (the “Exchange Agreement”) with Gemini Master Fund, Ltd., and Manchester Securities Corp. (each a “Holder”) pursuant to which, in exchange for the surrender and cancellation of outstanding convertible promissory notes in aggregate carrying amount of $2.00 million, we issued to each Holder a convertible Exchange Note in the aggregate original principal amount of $1.20 million, non-interest bearing unless there is an event of default thereunder, with a maturity of January 31, 2013, and a warrant to purchase 3.33 million shares of common stock, with a net, or so-called “cashless,” exercise provision, at an exercise price provided in the Exchange Agreement.  The Holders had acquired the outstanding convertible promissory notes from Robert T. Healey and William J. Healey.  The notes continue to be guaranteed by our subsidiary, Inventa.  There had not been an Event of Default under the terms of the outstanding convertible promissory notes prior to or at the time of the exchange.

If the Conversion Price, as defined below, is less than the Fixed Price, as defined below, then we may, at our election, in lieu of issuing such number of underlying shares:

(A)	issue such number of underlying shares as is determined by dividing the principal amount being converted by the Fixed Price, and

(B)
pay in cash to the Holder an amount equal to the product of (1) the difference between (x) the number of underlying shares which would have been issued if we did not make such election and (y) the number of underlying shares which was actually issued pursuant to clause (A) above, multiplied by (2) the Market Price, defined below, as of the conversion date.

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

The new convertible promissory notes and warrants provides the Holders with certain down-round protections. Specifically, if we sell or issue shares or securities with an exercise or conversion price that is less than the fixed conversion and warrant exercise prices, currently $0.59 per share, the fixed conversion and warrant exercise prices shall automatically be reduced and the number of shares subject to be issued under the notes and warrants shall be increased to reflect the lower price. These events that could cause us to issue additional shares are down-round provisions that are accounted for as derivative liabilities at fair value.

The Exchange of the convertible promissory notes was accounted for as an exchange transaction recorded at fair value. The fair value of the original notes was $2.00 million, the same as the carrying value since the notes had matured and were due as of February 7, 2011.  The initial fair value of the new notes was $1.98 million and the fair value of the associated derivative liabilities was $4.47 million. Since the fair value of the new notes and derivative liabilities exceeded the fair value of the original notes, we recorded the difference in the fair value of $4.45 million as expense in connection with issuance of derivative liabilities. All of the non-cash derivative-related expense, gains and losses are included in “Net loss on derivative liabilities” within non-operating expense, net in the consolidated statement of operations for the three months ended March 31, 2011.

Through March 31, 2011, the Holders have converted $0.75 million of the aggregate $2.40 million adjusted face amount of the Notes. We have issued 1.27 million shares having a value of $0.26 million and paid or were obligated to pay $0.44 million in cash to make up the difference between the actual and minimum conversion price of $0.59 per share, reflected in the accompanying consolidated balance sheet as cash payments currently due on convertible promissory notes.

On April 29, 2011, we entered into a New Exchange Agreement with Manchester pursuant to which, in exchange for the surrender and cancellation of the outstanding convertible promissory note held by Manchester, and claims for certain unpaid amounts thereunder, we issued to Manchester a new convertible promissory note in the aggregate original principal face amount of approximately $0.79 million. This convertible promissory note continues to have a maturity of January 31, 2013.

Line of Credit

The line of credit expired in 2010 and was repaid in full in January 2011.

6. Derivative Liabilities

As discussed in the debt and stockholders’ (deficit) equity notes, several of our recent debt and equity investment agreements contain anti-dilution, or down-round, protections and other provisions that result in the number of shares to be issued determined on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The provisions are derivative liabilities recorded at fair value. The initial derivative liabilities were recorded in the consolidated balance sheet at fair value upon their creation. The derivative liabilities continue to be recorded in the consolidated balance sheet at fair value with changes in fair value recorded in “Net loss on derivative liabilities” in the consolidated statement of operations.  Refer to note 11 for additional information about fair value of these instruments.

The components of the derivative liabilities at March 31, 2011 and December 31, 2010, measured at fair value, are summarized as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Warrants issued with senior secured notes	$21,421,501	$--
Warrants issued with the Exchange of convertible promissory notes	4,024,511	--
Fletcher and BRG Initial Warrants	8,849,861	14,824,987
Fletcher and BRG Subsequent Warrants	1,418,001	2,008,083
Fletcher and BRG Warrant down-round provisions	7,459,597	5,015,156
Fletcher and BRG Quarterly Payments	3,610,570	1,812,762
Down-round provisions for common stock issued to Fletcher and BRG	1,700,431	1,107,808
	$48,484,472	$24,768,796

The initial fair value of the derivative liabilities related to the warrants issued in the Exchange of convertible promissory notes on February 7, 2011 was $4.47 million. The initial fair value of the derivative liabilities related to the warrants issued in connection with the senior secured Note and Warrant Purchase Agreements was $22.98 million. The fair values of the Fletcher and BRG Initial Warrants and Subsequent Warrants also include the effect of change in control provisions.

The components of the net loss on derivative liabilities are summarized as follows:

	Three Months Ended March 31, 2011
	2011	2010
Expense in connection with issuance of derivative liabilities:
Warrants issued with the Exchange of convertible promissory notes	$4,452,891	$--
Senior secured notes	22,754,575	--
Fletcher Agreement	--	16,249,080
	27,207,466	16,249,080
Net changes in fair value associated with (unrealized gains):
Fletcher	(792,960)	(151,611)
BRG	(937,376)	--
Convertible promissory notes	(441,542)	--
Senior secured notes	(1,516,288)	--
	(3,688,166)	(151,611)
	$23,519,300	$16,097,469

7. Contingencies

Concentrations of Risk

In addition to the Company’s dependence on equity financing, it has also depended on a small number of Professional Services customers for its historical revenue.  Significant customer revenue concentrations are summarized as follows:

	Three Months Ended March 31,
	2011		2010

Customer A	$236,335	75%	$362,670	24%
Customer B	60,981	19	--	--
Customer C	--	--	1,079,117	72
Other customers	20,322	6	65,025	4
	$317,638	100%	$1,506,812	100%

At March 31, 2011, three customers comprised 81% of the trade accounts receivable balance of $0.05 million (Customer A represented 18% and two other customers represented 51% and 12%, respectively).  At December 31, 2010, three customers accounted for 92% of the trade accounts receivable balance of $0.54 million (Customer A and Customer B represented 69% and 12%, respectively, and a third customer represented 11%).

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, the contract with Customer C noted above expired on December 31, 2010 and was not renewed by the customer. The Company also depends on IBM for sales and marketing of the ACS. For the three months ended March 31, 2011, we recognized $0.06 million of royalty revenues received from IBM for sales of ACS.

Litigation

On July 10, 2008, Sybase, Inc. (“Sybase”), an enterprise software and services company, filed a complaint against us for common law unfair business practices, and tortious interference with contractual relations, among other things, in the Superior Court of the State of California, County of Alameda.  Sybase was seeking an injunction and damages among other legal and equitable relief.  Sybase has been changing its damages and remedies claims and is now seeking rescission of its license of certain ANTs software source code and damages in connection therewith. A trial date, initially set for August 2010, was continued to April 2011, and continued again, to October 2011. Although Sybase is currently seeking damages in excess of $1.00 million, an estimate of possible losses, if any, cannot be made at this time. We believe that this lawsuit is without merit and we intend to continue vigorously defending ourselves. The cost of associated legal defense fees may be material with any required cash payments to Sybase being more material and detrimental.

On August 22, 2008, a former ANTs employee filed a class action complaint against us on behalf of all current and former software engineers for failure to pay overtime wages and failure to provide meal breaks, among other things, in Superior Court of the State of California, County of San Mateo.  The former employee is seeking an injunction, damages, attorneys’ fees and penalties of well over $1.00 million.  No trial date has yet been set. On March 9, 2011, the Court certified the class and a subclass consisting solely of former engineering employees who signed release agreements, with another former employee as the sub-class representative. Based on the litigation still being in the preliminary stages, an estimate of possible losses, if any, cannot be made at this time. We believe that this lawsuit is without merit and intend to continue vigorously defending ourselves. The cost of associated legal defense fees may be material with any required cash payments to the former employees being more material and detrimental.

On March 1, 2011 StreetCapital, Inc. (“StreetCapital”) filed a complaint against us in the Superior Court of Fulton County, Georgia claiming that we owe fees to StreetCapital in connection with the investment in us made by BRG on or about December 31, 2010.  StreetCapital claims, among other things, that (i) the investment by BRG was the result of StreetCapital’s efforts under an engagement letter entered into between us and StreetCapital in September 2009, (ii) StreetCapital is entitled to be paid $0.24 million as a fee in respect of the BRG transaction, (iii) StreetCapital is owed a warrant for the right to acquire 0.41 million shares of our common stock at an exercise price of $0.5261 per share, (iv) StreetCapital is entitled to have certain warrants previously issued to it re-priced to a lower exercise price and (v) StreetCapital is entitled to a cash fee equal to 8% of the amount invested by Gemini Master Investment Fund, Ltd. pursuant to that certain Exchange Agreement dated February 7, 2011 among us, Gemini Master Investment Fund, Ltd., and Manchester Securities Corp. as well as a warrant for the purchase of additional shares of our common stock.  StreetCapital is also seeking exemplary damages. Based on the early stage of the litigation, an estimate of possible losses, if any, cannot be made at this time. We believe the plaintiff’s claims are without merit and intend to defend ourselves vigorously. The cost of associated legal defense fees may be material with any required cash payments to the former employees being more material and detrimental.

8. Series A Convertible Preferred Stock

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

Outstanding preferred stock is summarized as follows:

	March 31,	December 31,
	2011	2010

Series A convertible preferred stock outstanding	$9,979,139	$9,979,139
Common stock equivalents	28,511,826	28,511,826
Liquidation preference	$9,979,139	$9,979,139

No dividends have been declared as of December 31, 2010. However, upon issuance of preferred stock immediately convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, we record the intrinsic value of this beneficial conversion feature as a deemed dividend. Exercises of warrants to purchase shares of preferred stock at an effective price of $0.35 per share resulted in deemed dividends of $0.39 million during the three months ended March 31, 2010.

9. Stockholders’ (Deficit) Equity

The Company had the following outstanding options, warrants, convertible securities and other rights to purchase common stock as of March 31, 2011:

	Outstanding	Exercisable

Warrants to purchase shares of common stock, with exercise prices ranging from $0.01 to $2.31 per share	69,565,458	69,565,458
Common stock equivalents of 9,979,139 shares of convertible preferred stock with a conversion price of $0.35 per share	28,511,826	28,511,826
Options to purchase shares of common stock, with exercise prices ranging from $0.36 to $3.20 per share	14,380,171	8,321,722
Restricted stock units vesting on April 1, 2011 (no voting rights until vested)	954,297	--
Common stock subject to purchase rights held by an investor, with exercise prices ranging from $1.25 to $1.50 per share	9,317,367	9,317,367
Common stock equivalents of $2,089,653 face amount convertible promissory notes with a conversion price of $0.59 per share	3,541,785	3,541,785
Total	126,270,904	119,258,158

We continue to secure additional financing to fund its operations and the development and commercialization of our proprietary technology. We have relied upon private offerings of equity and convertible debt and other securities to accredited investors for most of our more recent financing. The equity-related financing and other activity is summarized as follows:

Private Offerings to Accredited Investors During the Three Months Ended March 31, 2011

Issuance of Shares of Common Stock and Warrants to BRG Investments, LLC.

On December 31, 2010, we entered into a stock purchase agreement with BRG (the “BRG Agreement”).  Pursuant to the BRG Agreement, BRG paid the subscription price on January 4, 2011 for its purchase of 5.18 million shares of the Company’s common stock (the “Initial Closing Shares”) for an aggregate gross purchase price of $3.00 million (or $0.5787 per share). The net purchase price was $2.61 million (including $0.24 million of fees in dispute). In conjunction with this transaction, the Company issued to BRG a warrant to purchase additional shares of our common stock (the “BRG Initial Warrant”).  The BRG Initial Warrant provides BRG the right to purchase up to $3.00 million (the “Warrant Amount”) of our common stock at an initial exercise price of $0.5261 per share.  The aggregate purchase price for shares purchased by BRG does not reflect a 5% fee ($0.15 million) paid to a placement agent. In addition, the placement agent for the shares of common stock sold to Fletcher International Ltd. (“Fletcher”) in March 2010, StreetCapital Inc. (“StreetCapital”), is also asserting, and we are disputing, that it is due an 8% fee ($0.24 million) and a warrant to purchase 0.41 million shares of our common stock, representing 8% of the shares of common stock sold to BRG. BRG has the right under the agreement, but not the obligation, to purchase additional shares of our common stock at a purchase price equal to the greater of (i) the Average Market Price, as defined in the agreement, of our common stock calculated as of the date of BRG’s notice of its intent to purchase the shares, and (ii) $0.5787, for up to an aggregate purchase price of $3.00 million (“BRG Subsequent Investments”).  The 5.18 million shares were issued to BRG as of execution of the BRG Agreement on December 31, 2010. The BRG Agreement is similar to the Fletcher Agreement, described below, entered into in March 2010 and amended in July 2010. Based on information provided to us by Fletcher and BRG, Fletcher is deemed to beneficially own the shares beneficially owned by BRG but BRG does not beneficially own Fletcher’s shares.  From publicly-filed documents, it is our understanding that BRG is a wholly-owned subsidiary of Fletcher.

The BRG Agreement requires that we file registration statements with the SEC to register for resale under the Securities Act of 1933, as amended, the shares of common stock issued or to be issued to BRG pursuant to the BRG Agreement. The BRG Agreement includes substantial penalties if the shares are not registered within a certain number of days from issuing such shares or associated warrants.  The initial registration statement covering the Initial Closing Shares, the BRG Initial Warrant and BRG Quarterly Payment Shares, described below, was required to be filed and declared effective on or before March 31, 2011.  We did not have the initial registration statement declared effective by the SEC before the required date. The registration penalty is calculated using the “Daily Market Price” as defined in the BRG Agreement, as of the first day of each 30 day period that a registration statement covering the shares issued or issuable to BRG is not effective after March 31, 2011.  Assuming the registration statement is declared effective between June 29 and July 29, 2011, and using the Daily Market Price of $0.38 as of April 1, 2011 to calculate the estimated penalty for each subsequent 30-day period, we will be obligated to pay to BRG $0.12 million for the first 30 days following March 31, 2011 and, using the same Daily Market Price of $0.38, an increase over the prior 30 day period of $0.02 million, for each 30 days thereafter. Based on these assumptions, the penalty is estimated to be $0.44 million, representing $0.12 million, $0.15 million and $0.17 million for the first, second and third 30-day period, respectively, that the registration statement is not declared effective. Because payments are based in part on the daily price of our common stock, changes in the price of our common stock would change the total amounts payable to BRG and could be significant. The agreement does not provide a limit on the amount that we may be obligated to pay to BRG for not having an effective registration statement. We will attempt to negotiate a waiver or reduction of the penalty based on the cause of the late filing of the registration statement. The Company is also obligated to use its best efforts to keep the registration statements continuously effective for a period of time.

Common Stock Issued to BRG

BRG’s initial subscription on December 31, 2010 was for 5.18 million shares of the Company’s common stock at $0.5787 per share and included the right, but not the obligation, to purchase the BRG Subsequent Investments of up to $3.00 million additional shares of our common stock.  Upon the issuance and sale of shares of common stock in the BRG Subsequent Investments, we will be required to file additional registration statements (or amend a then-existing registration statement) with respect to such shares and to cause such shares to be registered under the Securities Act for resale by the selling security holder.

Similar to the Fletcher Agreement, the BRG Agreement provides BRG with certain anti-dilution, or down-round protections. Specifically, for the period of one year after each the sale and issuance of shares of common stock to the BRG Agreement and warrants, if we publicly announce or sell or issue shares or securities with an exercise or conversion price that is less than the purchase price per share paid by BRG, we are required to issue additional shares of common stock such that BRG receives the same price per share as the new issuance. Additionally, if a restatement of the consolidated financial statements occurs within one year from such an additional issuance of shares of common stock, we may be required to issue additional shares based on the market price of the common stock following a restatement. The BRG Agreement also provides for adjustment to the purchase price per share for subsequent closings if a change in control was to occur. These down-round provisions are also accounted for as derivative liabilities.

BRG Warrants

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

The BRG Agreement further provides that if, for two consecutive calendar quarters commencing on or after January 4, 2014 (the “Commencement Date of Measurement’), the Daily Market Price of our common stock for each business day in such calendar quarter exceeds $3.00 per share (the “BRG Subsequent Warrant Condition”), we are required to give BRG notice of the satisfaction of the BRG Subsequent Warrant Condition.  The Commencement Date of Measurement is subject to certain extensions of one day for every Public Market Unavailability Day.  On the tenth business day following BRG’s receipt of notice of the satisfaction of the BRG Subsequent Warrant Condition, we are required to issue and deliver to BRG a new warrant (the “BRG Subsequent Warrant”) in form substantially the same as the BRG Initial Warrant except that the BRG Subsequent Warrant will provide BRG the right to purchase up to $3.00 million (plus the amount of any Subsequent Investments) of shares of our common stock with an exercise price per share of $3.00, subject to adjustment.  The BRG Subsequent Warrant will have a term of two years from the date of issuance subject to certain extensions, including an extension by the number of days by which the term of the BRG Initial Warrant was extended.  The exercise price and term of the BRG Subsequent Warrant is subject to certain additional adjustments and extensions as well as the same net share settlement provisions and anti-dilution protections as the BRG Initial Warrant. Upon issuance of the BRG Subsequent Warrant, we will be required to file an additional registration statement with respect to the shares of common stock issuable upon exercise of the BRG Subsequent Warrant. Upon the issuance of the BRG Subsequent Warrant, the BRG Initial Warrant will expire and be of no further force and effect to the extent not previously exercised.  As a result of the terms of the BRG Initial Warrant and the BRG Agreement, we anticipate that BRG will exercise the BRG Initial Warrant prior to the delivery of the BRG Subsequent Warrant.  In that event, we will remain obligated to issue to BRG the BRG Subsequent Warrant.

The terms of the BRG Initial and Subsequent Warrants could change for the following reasons, similar to the Fletcher Initial and Subsequent Warrants:

●
If we sell or issue shares or securities with an exercise or conversion price that is less than the BRG Initial Warrant exercise price, currently $0.5787 per share, the exercise price of BRG Initial Warrant shall automatically be reduced and the number of shares subject to be issued under the warrant shall be increased to reflect the lower price.

●
If we are required to restate our consolidated financial statements, the BRG Initial Warrant exercise price shall be reduced to the market value of our common stock during a window of time following a restatement, as set forth in the BRG Agreement and the number of shares subject to be issued under the BRG Initial Warrant shall be similarly increased. The term of the warrant will also be subject to certain extensions.

●
The exercise price of the BRG Initial Warrant is subject to adjustment upon a change of control event. Additionally, we could be required to pay BRG cash for an amount equal to the fair value of the warrant immediately prior to a change in control event in lieu of the warrant being assumed by the acquiror.

●
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

These events that could cause the BRG Initial and Subsequent Warrant exercise prices to be reduced or cause us to issue additional shares upon the exercise of the warrants are down-round provisions similar to those of the common stock issued to BRG and similar securities issued to Fletcher. The down-round provisions also result in recording both the BRG Initial and Subsequent Warrants as derivative liabilities, further discussed below.

BRG Quarterly Payments

The BRG Agreement also requires that we make certain quarterly payments.  Specifically, for so long as any portion of the BRG Initial Warrant remains outstanding, we are required to pay to BRG on each March 31, June 30, September 30 and December 31, a quarterly payment equal to:  the product of (A) the quotient of (x) the remaining unexercised amount of the BRG Initial Warrant as of the third business day preceding such quarterly payment date (initially $3.00 million), divided by (y) the warrant exercise price as of the third business day preceding the quarterly payment date (initially $0.5261 and subject to adjustments), multiplied by (B) $0.01 per share (each a “BRG Quarterly Payment”).  The current BRG Quarterly Payment is $0.06 million beginning March 31, 2011. At our discretion, we may pay the BRG Quarterly Payments in cash or in shares of common stock (such shares to be issued as BRG Quarterly Payments are referred to herein as the “BRG Quarterly Payment Shares”) determined by dividing the BRG Quarterly Payment by the Average Market Price (as defined in the BRG Agreement) on the third business day prior to the applicable BRG Quarterly Payment date. We issued 0.11 million shares of common stock having a total value of $0.06 million to satisfy the Fletcher Quarterly Payments for the three months ended March 31, 2011.

Maximum Number; Limitation on Sales under Stock Purchase Agreement and Warrants.

Pursuant to the BRG and Fletcher Agreements, we cannot issue to BRG or Fletcher, and neither BRG nor Fletcher can purchase, additional shares of our common stock to the extent such issuance would result in either BRG and Fletcher beneficially owning an aggregate number of shares of common stock greater than the Maximum Number (as defined below), unless BRG and Fletcher deliver a notice to us electing to increase the Maximum Number at least 65 days prior to the date of increase in the Maximum Number.  The “Maximum Number” is the number of shares of our common stock equal to 9.9% of the aggregate number of outstanding shares of common stock calculated on a monthly basis based on the total number of outstanding shares of common stock outstanding on the last day of the applicable month.  Pursuant to the BRG and Fletcher Agreements, we are required to deliver to Fletcher and BRG on or before the tenth day of each calendar month a notice (the “Outstanding Share Notice”) stating, among other things, the aggregate number of shares of our common stock outstanding as of the last day of the preceding calendar month.  If the Outstanding Share Notice reflects a decrease in the number of our outstanding shares of common stock from the number reflected in the Outstanding Share Notice for the prior month, the Maximum Number will be deemed to decrease immediately such that the Maximum Number equals 9.9% of the aggregate number of outstanding shares of common stock reported on the most recent Outstanding Share Notice.  If the Outstanding Share Notice reflects an increase in the number of our outstanding shares of common stock from the number reflected in the Outstanding Share Notice for the prior month, then on the 65th day after delivery of the Outstanding Share Notice, the Maximum Number will be increased to a number equal to 9.9% of the aggregate number of outstanding shares of our common stock reported on the new Outstanding Share Notice. The Maximum Number as of March 31, 2011 is 12.40 million shares of common stock based on the Outstanding Share Notice delivered to Fletcher on January 10, 2011.  The Maximum Number will increase to 13.20 million shares of common stock effective June 15, 2011, based on the Outstanding Share Notice delivered to Fletcher on April 11, 2011.  Any shares of common stock that would have been issued to Fletcher or BRG pursuant to the Fletcher and BRG Agreements or upon exercise of either the Fletcher and/or BRG Initial Warrants or the Fletcher and/or BRG Subsequent Warrants but for the limitations on the Maximum Number shall be deferred and shall be delivered to Fletcher or BRG, as appropriate, promptly and in any event no later than three business days after the date such limitations cease to restrict the issuance of such shares (whether due to an increase in the Maximum Number so as to permit such issuance, the disposition by Fletcher and/or BRG of shares of common stock or any other reason) unless Fletcher and/or BRG has withdrawn the applicable notice to purchase or warrant exercise notice.  Based on information provided to us by Fletcher and BRG, Fletcher is deemed to beneficially own the shares beneficially owned by BRG but BRG does not beneficially own Fletcher’s shares.  As a result, Fletcher may currently beneficially own more than the Maximum Number.

Private Offerings to Accredited Investors During the Three Months Ended March 31, 2010

Issuance of Shares of Common Stock and Warrants to Fletcher

On March 12, 2010, we entered into a stock purchase agreement (the “Fletcher Agreement”) with Fletcher, a company organized under the laws of Bermuda, under which Fletcher had a right and, subject to certain conditions, the obligation to purchase up to $10.00 million of our common stock in multiple closings.  Fletcher also received an initial warrant to purchase up to $10.00 million of our common stock (the “Fletcher Initial Warrant”). This agreement was subsequently amended on July 15, 2010. Under this agreement, including the July 15, 2010 amendment, we issued and sold to Fletcher a total of 3.71 million shares for net cash proceeds of $3.68 million from March 22, 2010 to July 15, 2010. All proceeds received from the sale of shares of common stock to Fletcher are net of an 8% fee paid to a placement agent.

We are required to file new registration statements with the SEC registering the resale of the shares of common stock for subsequent investments by Fletcher not included in the initial registration statement and to cause such new registration statements to be declared effective within 70 days of the issuance such shares.   Likewise, we are required to file with the SEC a new registration statement to register the shares of common stock issuable upon exercise of the Fletcher Subsequent Warrant, as defined below, and cause such new registration statement to be declared effective no later than 70 days following the issuance of the Fletcher Subsequent Warrant.  If we fail to cause such registration statements to be declared effective by the applicable dates, we may incur liability for damages.  We are also obligated to use its best efforts to keep the registration statements continuously effective for a period of time.

Common Stock Issued to Fletcher

Fletcher's initial investment on March 22, 2010 was for 1.50 million shares of our common stock at $1.00 per share. At subsequent closings, Fletcher had the right under the original Fletcher Agreement to purchase (a) up to an aggregate of $0.50 million of our common stock at a price per share equal to the Prevailing Market Price (as defined therein) (the “First Tranche”), (b) up to an aggregate of $3.00 million of our common stock at a price per share equal to the greater of (i) $1.25 per share, and (ii) the Prevailing Market Price (the “Second Tranche”), and (c) up to an aggregate of $5.00 million of our common stock at a price per share equal to the greater of (i) $1.50 per share, and (ii) the Prevailing Market Price (the “Third Tranche”).  We issued the initial 1.50 million shares of common stock on March 22, 2010 and caused Fletcher to purchase 0.61 million shares of our common stock on May 11, 2010 under the terms of the original agreement. We issued an additional 1.60 million shares of common stock in conjunction with amending the agreement on July 15, 2010 (the “Initial Second Tranche”).

The amendment to the Fletcher Agreement on July 15, 2010 fixed the prices at which Fletcher had the right to purchase additional shares of common stock in the future and established such right to be exercisable until July 15, 2016 among other things. In addition to the issuance of 1.60 million shares of common stock to Fletcher in the Initial Second Tranche, Fletcher has the right to purchase an additional 0.80 million shares of our common stock at $1.25 per share (the “Additional Second Tranche”) and 3.33 million shares of our common stock at a price of $1.50 per share under the Third Tranche prior to July 15, 2016.

The Fletcher Agreement provides Fletcher with certain anti-dilution protections, also referred to as down-round protections. Specifically, for the period of one year after each closing date, if we publicly announce or sell or issue shares or securities with an exercise or conversion price that is less than the purchase price per share paid by Fletcher, we are required to issue additional shares of common stock such that Fletcher receives the same price per share as the new issuance. Additionally, if a restatement of our consolidated financial statements occurs within one year from such an additional issuance of shares of common stock, we may be required to issue additional shares based on the market price of the common stock following a restatement. The agreement also provides for adjustment to the purchase price per share for subsequent closings if a change in control was to occur. These events that could cause us to issue additional shares are down-round provisions that are accounted for as derivative liabilities. Based on information provided to the Company by Fletcher and BRG, Fletcher is deemed to beneficially own the shares beneficially owned by BRG but BRG does not beneficially own Fletcher’s shares.  From publicly-filed documents, it is the Company’s understanding that BRG is a wholly-owned subsidiary of Fletcher.

The aggregate fair value of the derivative liabilities associated with the Fletcher Agreement exceeded the initial net cash proceeds of $1.38 million received from and par value of common stock issued to Fletcher in the initial investment on March 22, 2010 by $16.25 million. As a result, none of the proceeds, except for the common stock aggregate par value of $150, was allocated to the initial 1.50 million shares of common stock issued on that date. Instead, we recorded $16.25 million expense in connection with issuance of derivative liabilities. Non-cash derivative-related expense and losses are included in “Net loss on derivative liabilities” within non-operating expense, net in the consolidated statement of operations for the three months ended March 31, 2010.

Fletcher Warrants

In conjunction with the Fletcher Agreement, we issued Fletcher a warrant on March 12, 2010 to purchase up to $10.00 million of our common stock (the “Fletcher Initial Warrant”). As of March 31, 2011, the Fletcher Initial Warrant covers 19.00 million shares of the Company’s common stock, is exercisable at a price per share of $0.5261 subject to certain additional adjustments, is exercisable until May 18, 2019 subject to certain additional extensions, and is exercisable for cash or, at the election of Fletcher, on a “cashless” or net share settled basis. The term of the warrant was extended approximately two months to May 18, 2019 based on the initial registration statement being declared effective on August 31, 2010.

If certain conditions are satisfied, a subsequent warrant covering $10.00 million of our common stock will be issued to Fletcher with an exercise price per share of $1.92 and a term of two years (the “Fletcher Subsequent Warrant”). Specifically, after March 12, 2014, if the daily market price of our common stock exceeds $3.50 per share for a period of two consecutive quarters, we will be obligated to issue the Fletcher Subsequent Warrant. Upon us giving Fletcher notice of the issuance of the Fletcher Subsequent Warrant, Fletcher will have ten days to exercise any remaining portion of the Fletcher Initial Warrant. Any portion of the Fletcher Initial Warrant still unexercised after ten days will be cancelled. Based on the terms of the Fletcher Agreement and the Fletcher Initial Warrant, we anticipate that Fletcher would exercise the Fletcher Initial Warrant prior to the delivery of the Fletcher Subsequent Warrant.  In that event, we remain obligated to issue the Fletcher Subsequent Warrant. Upon issuance of the Fletcher Subsequent Warrant, we will be required to file an additional registration statement with respect to the shares of common stock issuable upon exercise of the Fletcher Subsequent Warrant. The exercise price and term of the Fletcher Subsequent Warrant are subject to certain additional adjustments and extensions as well as the same net share settlement provisions and anti-dilution protections as the Fletcher Initial Warrant.

The terms of the Fletcher Initial and Subsequent Warrants could change for the same reasons as the BRG Initial and Subsequent Warrants:

●
If we sell or issue shares or securities with an exercise or conversion price that is less than the Fletcher Initial Warrant exercise price, the exercise price of Fletcher Initial Warrant shall automatically be reduced and the number of shares subject to be issued under the warrant shall be increased to reflect the lower price.

●
If we are required to restate its consolidated financial statements, the Fletcher Initial Warrant exercise price shall be reduced to the market value of our common stock during a window of time following a restatement, as set forth in the Fletcher Agreement and the number of shares subject to be issued under the Fletcher Initial Warrant shall be similarly increased. The term of the warrant will also be subject to certain extensions.

●
The exercise price of the Fletcher Initial Warrant is subject to adjustment upon a change of control event. Additionally, we could be required to pay Fletcher cash for an amount equal to the fair value of the warrant immediately prior to a change in control event in lieu of the warrant being assumed by the acquiror.

●
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

These events that could cause the Fletcher Initial and Subsequent Warrant exercise prices to be reduced or cause us to issue additional shares upon the exercise of the warrants are down-round provisions similar to those of the common stock issued to Fletcher. The down-round provisions also result in recording both the Fletcher Initial and Subsequent Warrants as derivative liabilities, further discussed below. The issuance of shares pursuant to the BRG Agreement triggered the down-round provisions causing us to increase the number of shares covered by the Fletcher Initial Warrant from 11.07 million to 19.00 million and decrease the exercise price per share from $0.903 to $0.5261 as of December 31, 2010. In addition, the issuance of shares pursuant to the BRG Agreement as of December 31, 2010 caused the number of shares that would be covered upon issuance of the Fletcher Subsequent Warrant to be increased from 3.33 million to 5.72 million and decrease the exercise price per share from $3.00 to $1.92.

Fletcher Quarterly Payments

The Fletcher Agreement also requires that we make certain quarterly payments.  Specifically, for so long as any portion of the Fletcher Initial Warrant remains outstanding, we are required to pay to Fletcher on each March 31, June 30, September 30 and December 31, a quarterly payment equal to:  the product of (A) the quotient of (x) the remaining unexercised amount of the Fletcher Initial Warrant as of the third business day preceding such quarterly payment date (initially $10.00 million), divided by (y) the warrant exercise price as of the third business day preceding the quarterly payment date, multiplied by (B) $0.01 per share (each a “Fletcher Quarterly Payment”).  We have the right to pay the Fletcher Quarterly Payment in cash or shares of common stock based on a formula set forth in the agreement.  We issued 0.56 million shares of common stock having a total value of $0.19 million to satisfy the Fletcher Quarterly Payments for the three months ended March 31, 2011 and we recorded a share-based liability of $0.11 million as of March 31, 2010 and subsequently issued 0.13 million shares of common stock to satisfy the March 31, 2010 Quarterly Payment.

Other Equity Activity

In addition to the transactions described above, we had the following other equity transactions during the three months ended March 31, 2011:

●	We issued warrants to purchase 6.67 million shares of our common stock in the Exchange Agreement on February 7, 2011. The warrants are exercisable for $0.59 per share and expire February 7, 2013.

●
We issued Series B warrants to purchase 28.47 million shares of our common stock in the Warrant Purchase Agreement on March 3, 2011. We received proceeds of $0.25 million upon issuance of the Series B warrants. The Series B warrants are exercisable for $0.59 per share and expire March 3, 2013. These warrants are discussed further in note 5.

●
We issued 1.27 million shares in conjunction with conversions of a portion of the convertible promissory notes during the three months ended March 31, 2011. The shares issued for the conversions had an aggregate value of $0.26 million. See also note 5.

●	We issued 0.28 million shares of our common stock for proceeds of $0.14 million through the exercise of warrants.

●	Warrants to purchase 3.19 million shares of our common stock with exercise prices ranging from $0.50 to $0.94 per share expired.

During the three months ended March 31, 2010, the Company had the following other equity transactions:

●
We received $1.39 million from accredited investors from the sale of 3.47 million shares of common stock at a price of $0.40 per share and warrants to purchase 3.47 million shares of our common stock exercisable at $0.50 per share that are exercisable for a period of one year.

●	We issued 0.08 million shares of common stock for proceeds of $0.04 million through the exercise of warrants.

10. Stock-Based Compensation

The Company recorded the following stock-based compensation:

	For the Three Months Ended March 31,
	2011	2010

Employees and non-employee members of the Board of Directors:
Stock options	$411,416	$165,067
Stock awards	264,235	1,535,272
Restricted stock units	69,586	--
	745,237	1,700,339
Non-employee consultants:
Stock options	31,114	119,338
Stock awards	15,000	48,696
Restricted stock units	(630)	--
Vesting of non-plan stock awards and warrants(1)	--	205,788
	45,484	373,822
	790,721	2,074,161
Less capitalized in software development	(22,935)	--
	$767,786	$2,074,161
 _________________
(1) Non-plan stock awards and warrants are also disclosed in note 9.

Stock-based compensation by financial statement caption is summarized as follows:

	For the Three Months Ended March 31,
	2011	2010

Cost of revenues	$53,400	$821,052
Research and development, net of costs capitalized	13,725	309,142
Sales and marketing	(4,782)	180,758
General and administrative	705,443	763,209
	$767,786	$2,074,161

Stock-based compensation for sales and marketing expense is negative for the three months ended March 31, 2011 because previously recognized expense was reversed for stock options that were cancelled prior to vesting. Following is a summary of stock-based compensation transactions for the three months ending March 31, 2011 and 2010:

During the three months ended March 31, 2011, the Company had the following stock-based compensation transactions:

●
We granted an employee an option to purchase 0.05 million shares of common stock at a prices of $0.58 per share having a fair value of $0.42 per share on the date of grant. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 126.0%, risk-free interest rate of 1.0%, and an expected life of approximately three years.  Options to purchase a total of 1.08 million shares of common stock were forfeited or expired.

●
A total of 0.49 million restricted stock awards previously granted to employees and held in escrow were rejected by the employees and returned to shares available to grant under the stock-based compensation plans. Our Board of Directors previously approved the addition of an employee stock ownership plan component to our 401(k) retirement plan, subject to approval by the Internal Revenue Service. Stock awards granted to employees were held in escrow while we petitioned the Internal Revenue Service for approval of the employee stock ownership plan component. The petition was denied by the Internal Revenue Service and the stock awards were released from escrow to the employees in March 2011. Certain employees rejected the shares for personal tax reasons following the Internal Revenue Services denial of our petition.

●	We issued 0.66 million shares of common stock having an aggregate value of $0.39 million to the placement agent of the senior secured notes.

●	The Company issued 0.03 million shares of common stock to an investor relations consultant as part of an agreement to issue $15,000 of common stock on a quarterly basis.

●
The Company issued warrants to purchase 296,641 shares of common stock with exercise prices ranging from $0.90 to $1.25 per share for a period of three years.  The warrants were issued to a placement agent in conjunction with issuing shares through the Agreement with Fletcher.

During the three months ended March 31, 2010, the Company had the following stock-based compensation transactions:

●
We granted options to purchase 2.81 million shares of our common stock at prices ranging from $0.61 to $0.97 per share with fair values ranging from $0.41 to $0.66 per share on the date of grant. Options to purchase a total of 2.54 million shares of our common stock were granted to members of our Board of Directors and an officer of the Company. The fair value of the options was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 109%, risk-free interest rates ranging from 1.3% to 1.6%, and an expected life of three years. Options to purchase a total of 0.01 million shares of stock were forfeited.

●
Our Board of Directors approved grants of 1.26 million shares of common stock to employees for compensation under our stock-based compensation plans. The fair value of the shares ranged from $0.84 to $0.92 based upon the closing price of the stock on the date of grant. The shares vested as of March 31, 2010.

●	We issued 0.15 million shares of common stock to members of the Board of Directors under stock-based compensation plans.

●
We issued 0.04 million shares of common stock to consultants and 0.01 million shares of common stock, net of 0.02 million shares forfeited, to employees for compensation under the stock-based compensation plans.

●
We issued 0.10 million shares of common stock to two investor relations consultants due to the partial vesting of 0.40 million shares granted in 2009 and recognized $0.13 million in professional fees. We also recognized $0.08 million in professional fees related to the partial vesting of warrants to purchase 0.30 million common stock warrants issued to a consultant in 2009.

●
We issued warrants to purchase 0.12 million shares of common stock with an exercise price of $0.90 per share for a period of three years.  The warrants were issued to StreetCapital, the placement agent in conjunction with the Fletcher Agreement. See note 9.

●
Our shareholders approved the adoption of the 2010 Stock Plan to allow for the grant of up to 10.00 million shares of common stock and/or options to purchase common stock to employees, directors and consultants.  The shareholders subsequently approved the reservation of an additional 10.00 million shares under the 2010 Plan on November 19, 2010.

●
Our Board of Directors approved the addition of an employee stock ownership plan component to our 401(k) retirement plan. Stock awards granted to employees were held in escrow while we petitioned the Internal Revenue Service for approval of the employee stock ownership plan component. As noted above, the petition was denied by the Internal Revenue Service and the stock awards were released from escrow to the employees in March 2011.

11. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the ASC establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We evaluated whether any warrants or other agreements to acquire shares of our common stock contain down-round provisions based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Accordingly and as discussed in notes 5 and 9, we determined that the down-round provisions associated with common stock and warrants issued or to be issued to Fletcher and BRG and the warrants issued in conjunction with the Exchange of convertible promissory notes and senior secured notes contained such provisions. As a result, we concluded that the down-round provisions associated with these instruments are not indexed to the price of our common stock and are therefore recorded as derivative liabilities.

We recognize the derivative liabilities at their respective fair values at inception and on each reporting date. We measured the fair values of the applicable warrants using a binomial model, the Fletcher and BRG Subsequent Warrants using a binomial model adjusted for the probability of issuance using a Monte Carlo simulation, and the down-round provisions and other features of the warrants using a Monte Carlo simulation. The derivative liabilities associated with the Exchange of convertible promissory notes and senior secured notes were initially recorded in the consolidated balance sheet upon issuance as of February 7, 2011 and March 3, 2011 at fair values of $4.45 million and $22.75 million, respectively. The aggregate fair value of the derivative liabilities associated with the new convertible promissory notes and warrants exceeded the $2.00 million carrying value (and fair value) of the original notes as of the date of the Exchange Agreement on February 7, 2011 by $4.45 million. Similarly, the aggregate fair value of the derivative liabilities associated with the Note Purchase and Warrant Agreements exceeded the initial net cash proceeds of $0.57 million received from the Purchasers in the initial loan on March 3, 2011 by $22.75 million. These difference between initial fair value and the effective net value received by us were recorded in the consolidated statement of operations as a non-cash charge in “Net loss on derivative liabilities” within non-operating expense, net for the three months ended March 31, 2011.

The derivative liabilities continue to be recorded in the consolidated balance sheet at fair value with changes in fair value also recorded in “Net loss on derivative liabilities” in the consolidated statement of operations.  Key assumptions for determining fair values included volatilities ranging from 110.8% to 113.9%, and mean daily stock price returns of 11.9% for each valuation period, beginning with the initial valuations as of February 7, 2011 and March 3, 2011, through the most recent valuation as of March 31, 2011.

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and our stock price and historical volatility as inputs.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). There were no assets as of or during the year ended December 31, 2010 and no assets or liabilities as of or during the year ended December 31, 2009 measured using significant unobservable inputs.

The table below provides a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010. There were no liabilities measured at fair value using quoted prices (Level 1) or significant other observable inputs (Level 2) and no assets as of or during the three months ended March 31, 2011 and 2010 measured using significant unobservable inputs on a recurring basis.

Fair value measurements using significant unobservable inputs (Level 3):

Derivative Liabilities

Balance, January 1, 2011	$24,768,796
Fair value upon issuance, Exchange of convertible promissory notes:
Carryng value of debt exchanged	2,000,000
Fair value of debt issued	(1,986,838)
Expensed at issuance	4,452,891
4,466,053

Fair value upon issuance, senior secured notes:
Cash	692,500
Accrued transaction costs	(509,286)
Expensed at issuance	22,754,575
22,937,789

Net change in fair value, included in net loss (an unrealized gain)	(3,688,166)

Balance, March 31, 2011	$48,484,472

12. Income Taxes

We have not recorded a provision for income taxes in the three months ended March 31, 2011 based on our current expectations that we will not have taxable income for the year ending December 31, 2011.  Due to our loss position for the year ended December 31, 2010, there was no provision for income taxes. The accounting for income taxes is in accordance with the interim reporting requirements of the Income Taxes Topic of the ASC.

Based upon our history of losses, management believes it is more likely than not that the total deferred tax assets will not be fully realizable.  Accordingly, we provided for a full valuation allowance against our net deferred tax assets at March 31, 2011 and December 31, 2010.  The deferred tax assets consist primarily of net operating loss carryforwards. Our federal and state income tax returns for years 2007 through 2009 remain open and are subject to examination.

13. Basic and Diluted Net Loss per Share

Basic and diluted net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive shares consist of convertible securities assuming conversion as of the beginning of the period ("as-if converted basis") and the incremental shares of common stock issuable upon the exercise of other securities using the treasury stock method. The treasury stock method calculates the dilutive effect for only those securities for which the sum of proceeds, including unrecognized compensation and windfall tax benefits, if any, is less than the average stock price during the period presented. Potentially dilutive shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Net loss applicable to common shareholders for the three months ended March 31, 2010 was adjusted to take into effect a deemed dividend related to a beneficial conversion feature on Series A Convertible preferred stock in the amount of $392,857.

The following table presents the calculation of basic and diluted net loss per common share for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010

Net loss applicable to common stockholders	$(27,015,637)	$(21,062,007)
Weighted average common shares outstanding, basic	127,615,285	104,489,470
Basic and diluted net loss per share	$(0.21)	(0.20)

Total anti-dilutive securities excluded from diluted net loss per share calculations:
Common stock equivalents of convertible preferred stock	28,511,826	27,652,534
Common stock equivalents of convertible promissory notes	3,541,785	2,500,000
Warrants to purchase common stock	69,565,458	30,660,040
Stock compensation plans (including 4,454,297 shares of unvested restricted stock as of March 31, 2011)	18,834,468	11,262,198
Common stock subject to purchase rights held by an investor	9,317,367	6,288,888
	129,770,904	78,363,660

14. Related Party Transactions

During the three months ended March 31, 2010, three members of our Board of Directors, an officer and a family member of an officer participated in a private placement purchasing 0.20 million shares of common stock at $0.40 per share and warrants to purchase 0.20 million shares of our common stock, exercisable at $0.50 per share for a period of one year, for total proceeds of $0.8 million.

15. Subsequent Events

On April 29, 2011, we entered into a Consent Agreement with the counterparties (“Purchasers”) to the March 3, 2011 Note and Warrant Purchase Agreements. Pursuant to the Consent Agreement, the Purchasers waived certain rights and covenants contained in the original March 3, 2011 agreements. The rights and covenants that were waived under the Consent Agreement include prohibition from incurring additional indebtedness. The Consent Agreement also included provisions under which a New Exchange Agreement, described below, would not constitute a default under the Note and Warrant Purchase Agreements, a breach thereof, any anti-dilution adjustments thereunder, or any other similar adverse result for the Company.

Also on April 29, 2011, we entered into Escrow Release Agreements with each of the Purchasers. Pursuant to the Escrow Release Agreements, $6.25 million was released from escrow to the Purchasers and the face amount of the Notes was reduced to $2.15 million.

On April 29, 2011, we entered into a New Exchange Agreement with Manchester, pursuant to which, in exchange for the surrender and cancellation of the outstanding convertible promissory note held by Manchester, and claims for certain unpaid amounts thereunder, we issued to Manchester a new convertible promissory note in the aggregate original principal face amount of approximately $0.79 million. This convertible promissory note continues to have a maturity of January 31, 2013.

On May 20, 2011, we terminated the employment of seven research and development employees.  Terminating the employment of research and development personnel will delay the continued development of ACS which may further delay the generation of revenue and profitable operations and may also give rise to impairment of capitalized software and goodwill.

From April 1 to May 18, 2011, $1.35 million of principal on convertible promissory notes was converted into 2.61 million shares. However, $0.44 million was added back to principal for make whole payments due to the Holders. As of May 18, 2011, the outstanding principal balance on the convertible promissory notes is $1.49 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the accompanying consolidated financial statements and notes thereto in Part 1 Item 1, Financial Statements for this Quarterly Report on Form 10-Q and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011, as amended on Form 10-K/A Amendment No. 1 filed with the SEC on April 29, 2011.

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

Recent Developments

Negative Cash Flow

The Company had $1.38 million in cash on hand as of March 31, 2011. During the three months ended March 31, 2011, we used an average $0.55 million per month for operating activities. As such, we have found it necessary to secure additional financing to fund operations. We have had minimal revenues since inception, suffered recurring losses from operations and generated negative cash flow from operations that raises substantial doubt about our ability to continue as a going concern.

We have also had significant near-term liquidity needs, including $0.25 million that was due on a line of credit and $2.00 million in notes payable that were due January 31, 2011. During the three months ended March 31, 2011, we received proceeds from a $3.00 million subscription receivable (less $0.39 million in fees, including $0.24 million in dispute) from the sale of 5.18 million shares of common stock pursuant to the BRG Agreement, $0.06 million in proceeds from the exercise of warrants covering 0.13 million shares of common stock and net proceeds from the Purchasers of $0.69 million from the Note and Warrant Purchase Agreements.  The outstanding balance on the line of credit was repaid and the notes payable were exchanged for new notes with a new maturity date of January 31, 2013. Furthermore, as a result of the contract with our largest Professional Services customer as determined by historical revenue expiring as of December 31, 2010 and the customer choosing not to renew the contract, we terminated the employment of 20 employees and 14 contractors effective in January 2011. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. We anticipate that we will eventually generate profitable operations from marketing and sales of ACS and the growth of our Professional Services offerings for ACS implementations. However we do not expect that the associated revenue will fully support our operations over the next several quarterly periods. If we do not generate profitable operations or obtain the necessary financing, we will not have enough operating funds to continue to operate as a going concern. Securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies is difficult and there is no assurance of our ability to secure such financing. A failure to generate profitable operations or obtain additional financing will prevent us from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of its software and technologies. We continue actively seeking additional capital through private placements of equity and debt.

At current cash levels, we believe we have sufficient funds to only operate into the second quarter of 2011.  We estimate that we will require more than $3.00 million additional capital to continue operations through 2011. Should additional financing not be obtained, we will not be able to execute our business plan or meet our obligations and the recoverability of our goodwill may become impaired. Our plans, if successful, may mitigate the factors that raise substantial doubt about the ability to continue as a going concern.

Loss of Significant Customer, Employee Termination Costs and Impairment of Other Intangible Assets

The contract with our largest Professional Services customer as determined by historical revenue expired on December 31, 2010 and the customer chose not to renew the contract. The customer represented $4.41 million, or 71%, of total revenue for the year ended December 31, 2010. As a result of the customer not renewing its contract, we terminated the employment of 20 employees and 14 contractors, all primarily supporting Professional Services. Employees were notified of their termination in December 2010 with their last day effective January 4, 2011. Total salary, commissions, contract labor costs and estimated payroll taxes and benefits associated with these 34 individuals was approximately $3.60 million for the year ended December 31, 2010. Adding stock-based compensation associated with these 34 individuals brings the costs to approximately $4.59 million for the year ended December 31, 2010. Total related cash severance costs paid during the three months ended March 31, 2011 were less than $0.03 million and total non-cash severance charges related to acceleration of non-vested restricted stock units that were scheduled to vest on April 1, 2011 was less than $0.02 million.

On May 20, 2011, we terminated the employment of seven research and development employees.  Terminating the employment of research and development personnel will delay the continued development of ACS which may further delay the generation of revenue and profitable operations and may also give rise to impairment of capitalized software and goodwill.

Issuance of Shares of Common Stock and Warrants to BRG Investments, LLC.

As discussed in note 9 to the accompanying consolidated financial statements, on December 31, 2010, we entered into an agreement (the “BRG Agreement”) with BRG Investments, LLC (“BRG”).  Pursuant to the BRG Agreement, on January 4, 2011, BRG paid the subscription price for its purchase of 5.18 million shares of our common stock (the “Initial Closing Shares”) for an aggregate purchase price of $3.00 million (or $0.5787 per share). The aggregate purchase price for shares purchased by BRG does not reflect a 5% fee paid to a placement agent ($0.15 million). In addition, the placement agent for the shares of common stock sold to Fletcher, StreetCapital Inc. (“StreetCapital”), is also asserting, and we are disputing, that it is due an 8% fee ($0.24 million) and a warrant to purchase 0.41 million shares of our common stock, representing 8% of the shares of common stock sold to BRG.  The 5.18 million shares were issued to BRG as of execution of the agreement on December 31, 2010. The BRG Agreement is similar to the Fletcher Agreement that we entered into in March 2010 and amended in July 2010. Based on information provided to us by Fletcher and BRG, Fletcher is deemed to beneficially own the shares beneficially owned by BRG but BRG does not beneficially own Fletcher’s shares.

Line of Credit

On January 15, 2011, we fully repaid the outstanding balance on its revolving line of credit of $0.25 million as well as the applicable interest due from the proceeds received from the payment of the BRG subscription price noted above.  The line of credit expired in 2010.

Exchange of Convertible Promissory Notes

As discussed in note 5 to the accompanying consolidated financial statements, on February 7, 2011, the Company entered into an exchange agreement (the “Exchange Agreement”) with Gemini Master Fund, Ltd., and Manchester Securities Corp. (each a “Holder”) pursuant to which, in exchange for the surrender and cancellation of outstanding convertible promissory notes in aggregate initial principal face amount of $2.00 million, the Company issued to each Holder a convertible Exchange Note in the aggregate original principal amount of $1.20 million, non-interest bearing unless there is an event of default thereunder, with a maturity of January 31, 2013, and a warrant to purchase 3.33 million shares of common stock, with a net, or so-called “cashless,” exercise provision, at an exercise price provided in the Exchange Agreement.  The Holders had acquired the outstanding convertible promissory notes from Robert T. Healey and William J. Healey.  The notes continue to be guaranteed by the Company’s subsidiary, Inventa Technologies, Inc.  There had not been an Event of Default under the terms of the outstanding convertible promissory notes prior to or at the time of the exchange.

Through March 31, 2011, the Holders have converted $0.75 million of the aggregate $2.40 million adjusted face amount of the Notes. We have issued 1.27 million shares and paid or were obligated to pay $0.44 million in cash to make up the difference between the actual and minimum conversion price of $0.59 per share.

On April 29, 2011, we entered into a New Exchange Agreement with Manchester, pursuant to which, in exchange for the surrender and cancellation of the outstanding convertible promissory note held by Manchester, and claims for certain unpaid amounts thereunder, we issued to Manchester a new convertible promissory note in the aggregate original principal face amount of approximately $0.79 million. This convertible promissory note continues to have a maturity of January 31, 2013.

Note and Warrant Purchase Agreements

Also as discussed in note 5 to the accompanying consolidated financial statements, on March 3, 2011, the Company entered into Note Purchase Agreements and Warrant Purchase Agreements with certain investors (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Purchasers purchased and the Company sold senior secured notes in the aggregate carrying amount of $8.40 million, bearing a 5% coupon and with an initial maturity of March 3, 2016.  Pursuant to the Warrant Purchase Agreements, the Purchasers purchased and the Company sold to the Purchasers five year Series B Warrants initially covering an aggregate of 28.47 million shares of the Company’s common stock, subject to possible adjustment, and initially exercisable at $0.59 per share, subject to possible adjustment and possibly including a “Make Whole Amount” payment as defined therein.  Pursuant to the Note Purchase Agreements, the Company received net proceeds from the Purchasers of $0.46 million for the notes and an aggregate of $6.25 million was placed into escrow accounts. Pursuant to the Warrant Purchase Agreements, the Company received net proceeds from the Purchasers of $0.23 million.

On April 29, 2011, we entered into a Consent Agreement with the Purchasers. Pursuant to the Consent Agreement, the Purchasers waived certain rights and covenants contained in the original March 3, 2011 agreements. The rights and covenants that were waived under the Consent Agreement include prohibition from incurring additional indebtedness. The Consent Agreement also included provisions under which a New Exchange Agreement dated April 29, 2011 related to convertible promissory notes described above would not constitute a default under the Note and Warrant Purchase Agreements, a breach thereof, any anti-dilution adjustments thereunder, or any other similar adverse result for the Company.

Also on April 29, 2011, we entered into Escrow Release Agreements with each of the Purchasers. Pursuant to the Escrow Release Agreements, $6.25 million was released from escrow to the Purchasers and the face amount of the Notes was reduced to $2.15 million.

Results of Operations

Results of operations are summarized in the table below.

	Three Months Ended March 31,
	2011	Change	2010

Revenues	$317,638	(79)%	$1,506,812
Cost of revenues	465,909	(77)	2,025,810
Gross loss	(148,271)	(71)	(518,998)
Operating expenses	2,819,868	(24)	3,701,363
Operating loss	(2,968,139)	(30)	(4,220,361)
Non-operating expense, net	24,047,498	46	16,448,789
Net loss	(27,015,637)	31	(20,669,150)
Deemed dividend related to Series A convertible preferred stock	--	(100)	(392,857)
Net loss applicable to common stockholders	$(27,015,637)	28%	$(21,062,007)

Basic and diluted net loss per share	$(0.21)	5%	$(0.20)

Shares used in computing basic and diluted net loss per share	127,615,285	22%	104,489,470

Revenues

Our revenues for the three months ended March 31, 2011 and 2010 include service revenues representing the sale of managed and professional services and ACS and other developed software. Revenue from managed and professional services includes application migration, application and database architecting, monitoring and management (“Professional Services”). Revenue from sales of ACS and other developed software includes royalties, license fees and support and maintenance fees, also referred to as post contract support or PCS. We began recognizing limited revenue for ACS during the three months ended September 30, 2010. Conditional on our technology developments being successful, the presence of customer demand and our having a competitive advantage, future revenues will include additional sales and licenses of its ACS and may also include managed services revenue related to existing and new contracts and Professional Services revenue from pre- and post-sales consulting related to ACS and other database consolidation technologies. However we do not expect that the associated ACS revenue will fully support our operations over the next several quarterly periods. Pursuant to an Original Equipment Manufacturing (“OEM”) agreement with IBM, we are responsible for technology development specifically tailored to IBM’s needs. IBM is responsible for marketing, sales and support of the technology on a worldwide basis, while we will be the preferred service provider for migration projects. Revenue from IBM royalties is recognized in the period that it is reported and paid to us, consistent with the IBM OEM Agreement. We continue to develop ACS with additional feature components, enhancements and modifications for other databases based on market demand and the availability of resources for development.

As previously discussed in Recent Developments above, our revenues for the three months ended March 31, 2010 also include $1.08 million, from our largest Professional Services customer as determined by historical revenue. This customer is represented as Customer C in the table below. The contract with the customer expired on December 31, 2010 and the customer chose not to renew the contract. As a result of the customer not renewing its contract, we terminated the employment of 20 employees and 14 contractors. We expect that our focus over the next year will be on the continued development, marketing and sales of ACS and growth of our professional services offerings – particularly for ACS implementations.

Revenues for the three months ended March 31, 2011 were $0.32 million, a decrease of $1.19 million compared to $1.51 million for the three months ended March 31, 2010.  Significant customer revenue concentrations are summarized as follows:

	Three Months Ended March 31,
	2011		2010

Customer A	$236,335	75%	$362,670	24%
Customer B	60,981	19	--	--
Customer C	--	--	1,079,117	72
Other customers	20,322	6	65,025	4
	$317,638	100%	$1,506,812	100%

The decrease in revenues for Customer A and other customers noted above is a result of the completion of specific customer managed service projects. Revenues for Customer B represent ACS-related revenue from IBM. As noted above, the contract with Customer C expired December 31, 2010 and was not renewed.

Cost of Revenues

Cost of revenues consists primarily of employee salaries and benefits, stock-based compensation, and professional fees for non-employee consultants and contractors. During the three months ended March 31, 2011, cost of revenues also includes amortization of internally-developed capitalized software, and during the three months ended March 31, 2010, amortization of acquired technologies.

Total cost of revenues was $0.47 million and $2.03 million for three months ended March 31, 2011 and 2010, respectively, resulting in a gross loss of $0.15 million and $0.52 million for the three months ended March 31, 2011 and 2010, respectively. As previously discussed in Recent Developments above, the contract with our largest Professional Services customer as determined by historical revenue expired as of December 31, 2010 and was not renewed by the customer. As a result, we terminated the employment of 17 employees and 14 contractors associated with cost of revenues as a result of the customer not renewing its contract. In addition to the reduction in the number of personnel from March 31, 2010 to March 31, 2011, cost of revenues for the three months ended March 31, 2010 included an additional $0.59 million for a matching award of fully-vested stock as of March 31, 2010. Total stock-based compensation was $0.05 million and $0.82 million for three months ended March 31, 2011 and 2010, respectively. The matching award during the three months ended March 31, 2010 was associated with a 10% reduction in cash compensation to employees in customer support roles. A similar matching award was granted subsequent to March 31, 2011 and we will recognize an additional $0.07 million in expense during the quarter ended June 30, 2011.

We also fully impaired our acquired technology as a result of the expired customer contract. Associated amortization expense was $0.16 million for the three months ended March 31, 2011. The elimination of acquired technology amortization was offset by $0.08 million for amortization of capitalized internally developed software. We began amortization of capitalized software related to the ACS product on July 1, 2010.

Operating Expenses

Operating expenses are summarized in the table below.

	Three Months Ended March 31,
	2011	Change	2010
Research and development	$439,920	(63)%	$1,179,508
Sales and marketing	162,165	(66)	473,359
General and administrative	2,217,783	8	2,048,496
	$2,819,868	(24)%	$3,701,363

The Company’s primary operating expenses are salaries, benefits and consulting fees related to developing and marketing ACS, and marketing and selling Professional Services. The Company began development of ACS in early 2007. Development of additional ACS feature components, enhancements and modifications for other databases is ongoing.

Research and Development

Research and development expense consists primarily of employee compensation and benefits, professional fees to research and development service providers, stock-based compensation for both employees and non-employee personnel, and equipment and computer supplies.

Total research and development expense for the three months ended March 31, 2011 was $0.44 million compared to $1.18 million for the three months ended March 31, 2010, a decrease of $0.74 million or 63%.  The expense for the three months ended March 31, 2011 excludes $0.58 million capitalized as software development. The gross decrease in research and development expense (before $0.58 million in capitalized software) for the three months ended March 31, 2011 compared to the similar period in 2010 is primarily due to recording stock-based compensation expense for a matching award of fully-vested stock as of March 31, 2010. The matching award was associated with a 10% reduction in cash compensation to employees in research and development roles.

Headcount for research and development personnel has been increasing since the latter half of 2009 to complete the next generation ACS product. At March 31, 2011, the Company had 26 research and development employees compared to 22 as of March 31, 2010.

On May 20, 2011, we terminated the employment of seven research and development employees.  Terminating the employment of research and development personnel will delays the continued development of ACS which may further delay the generation of revenue and profitable operations and may also give rise to impairment of capitalized software and goodwill.

Sales and Marketing

Sales and marketing expense consists primarily of employee salaries and benefits, stock-based compensation, professional fees for marketing and sales services, and amortization of acquired customer relationships.

Total sales and marketing expense was $0.16 million and $0.47 million for the three months ended March 31, 2011 and 2010, respectively, a decrease of $0.31 million, or 66%.  As previously discussed in Recent Developments above, the contract with our largest Professional Services customer as determined by historical revenue expired as of December 31, 2010 and was not renewed by the customer. As a result, we evaluated the remaining value of acquired customer relationships and concluded that an impairment was necessary to reduce the carrying value to fair value of $0.10 million as of December 31, 2010 and reduced the remaining useful life of customer relationships from approximately 7.5 years to 3.0 years.  Related amortization expense decreased $0.04 million for the three months ended March 31, 2011 compared to 2010. The Company also terminated the employment of three sales and marketing employees as a result of the customer not renewing its contract. Subsequent to March 31, 2011, we terminated the employment of two more sales and marketing employees. We are primarily relying upon IBM to sell the ACS, and have recently initiated sales through a software value-added reseller. We may consider the addition of a dedicated in-house sales force in the future.

General and Administrative

General and administrative expenses consist primarily of employee salaries and benefits, professional fees (including legal, accounting and investor relations among others), facilities expenses and general insurance.

Total general and administrative expense for three months ended March 31, 2011 was $2.22 million compared to $2.05 million for the three months ended March 31, 2010, an increase of $0.17 million or 8%. The increase was primarily a result of a $0.39 million increase in stock-based compensation, particularly for executives and generally vesting over three years.  The year-over-year increase in general and administrative expense is also due to a $0.09 million increase in professional fees, especially related to capital-raising efforts.

Non-operating Expense (Income), Net

Non-operating expense (income), net primarily consists of derivative and other financing costs and interest expense, summarized in the table below.

	Three Months Ended March 31, 2011
	2011	2010
Net loss on derivative liabilities	$23,519,300	$16,097,469
Interest expense	281,097	240,917
Interest income	--	(586)
Other expense, net	247,101	110,989
	$24,047,498	$16,448,789

The components of the net loss on derivative liabilities are summarized as follows:

	Three Months Ended March 31, 2011
	2011	2010
Expense in connection with issuance of derivative liabilities:
Warrants issued with the Exchange of convertible promissory notes	$4,452,891	$--
Senior secured notes	22,754,575	--
Fletcher Agreement	--	16,249,080
	27,207,466	16,249,080
Net changes in fair value (unrealized gains) associated with:
Fletcher	(792,960)	(151,611)
BRG	(937,376)	--
Convertible promissory notes	(441,542)	--
Senior secured notes	(1,516,288)	--
	(3,688,166)	(151,611)
	$23,519,300	$16,097,469

Other expense, net for the three months ended March 31, 2011 and 2010 includes $0.25 million and $0.11 million, respectively, for Quarterly Payments to Fletcher and BRG based on the number of shares outstanding and unexercised under the Fletcher and BRG Initial Warrants. The Quarterly Payment amounts are equal to $0.01 per share into which the Fletcher and BRG Initial Warrants are exercisable for so long as any portion of the Fletcher and/or BRG Initial Warrants remain outstanding. The value of the Quarterly Payments were $0.11 million per quarter throughout 2010 and increased to and presently remain $0.25 million per quarter. We may elect to pay the Quarterly Payments in shares of our common stock or cash.

Other expense, net for the three months ended March 31, 2011 also includes $0.44 million for a registration penalty as described in note 9 to the accompanying consolidated financial statements.   We were required to have a registration statement declared effective by the SEC by March 31, 2011 for all the shares issued and issuable to BRG. We recorded an estimated penalty of $0.44 million since we were unable to have a registration statement declared effective by that date. We will attempt to negotiate a waiver or reduction of the penalty based on the cause of the late filing of the registration statement.

Interest expense for the three months ended March 31, 2011 increased $0.21 million, or 86%, compared to the three months ended March 31, 2010.  The increase is due to accretion original issued discount and additional interest expense on the new debt agreements.

Liquidity, Capital Resources and Financial Condition

As discussed above under the caption Recent Developments–Negative Cash Flow, we have not generated positive cash flow from operations and have relied upon private offerings of equity and convertible debt and other securities to accredited investors for most of our more recent financing. Securing additional sources of financing to enable us to continue the development and commercialization of our proprietary technologies is difficult and there is no assurance of our ability to secure such financing. A failure to generate profitable operations or obtain additional financing will prevent us from making expenditures that are needed to pay current obligations, allow the hiring of additional development personnel and continue development of its software and technologies. We continue actively seeking additional capital through private placements of equity and debt.

At current cash levels, we believe we have sufficient funds to only operate into the second quarter of 2011.  Should additional financing not be obtained, we will not be able to execute our business plan or meet our obligations and the recoverability of our goodwill may become impaired. Our plans, if successful, will mitigate the factors that raise substantial doubt about the ability to continue as a going concern.

During the three months ended March 31, 2011, we received proceeds from a $3.00 million subscription receivable (less $0.39 million in fees, including $0.24 million in dispute) from the sale of 5.18 million shares of common stock pursuant to the BRG Agreement, $0.06 million in proceeds from the exercise of warrants covering 0.13 million shares of common stock and net proceeds from the Purchasers of $0.69 million from the Note and Warrant Purchase Agreements.  The outstanding balance on the line of credit was repaid and the notes payable were exchanged for new notes with a new maturity date of January 31, 2013.

The Note Purchase Agreements for the senior secured notes provided for $6.25 million to be placed in escrow accounts. Subsequently, on April 29, 2011, the funds held in escrow were returned to the note holders. The principal balance on the notes remained $2.15 million. A portion of the $2.15 million remaining principal may be reduced through the exercise of warrants held by the note holders, however, such exercise of warrants are subject to payment of make whole amounts. As a result, we may be obligated to pay in cash up to the full principal balance of $2.15 million, plus interest, by the due date of March 3, 2015.

Similarly, the principal balance on the convertible promissory notes ($2.01 million at March 31, 2011) may be reduced through conversions into shares of common stock, with the conversions also subject to make whole amounts. As a result, we may be obligated to pay in cash up to the full principal balance by the due date of January 31, 2013.

Cash flows are summarized in the table below.

	Three Months Ended March 31,
	2011	Change	2010

Net cash used in operating activities	$(1,636,665)	2%	$(1,610,475)
Net cash used in investing activities	(555,229)	1,653	(31,677)
Net cash provided by financing activities	3,242,344	7	3,029,166
Net increase in cash	$1,050,450	(24)%	$1,387,014

Net Cash Used in Operating Activities

For the three months ended March 31, 2011, cash used in operating activities was $1.64 million, an increase of approximately $0.03 million from the three months ended March 31, 2010. The increase is primarily a result of our net loss, as adjusted to reconcile to net cash used in operating activities as we continue software research and development in advance of generating associated royalty and license revenue. Adjustments to reconcile net loss to net cash used in operating activities included $23.52 million for net loss on issuance of derivative liabilities and related changes in fair value and $1.01 million in stock-based compensation and related expense for the three months ended March 31, 2011. Similar adjustments for the three months ended March 31, 2010 included $16.10 million for net loss on issuance of derivative liabilities and related changes in fair value and $2.18 million in stock-based compensation and related expense. Net cash used in operating activities for the three months also includes the collection of accounts receivable balances as of December 31, 2010, especially for our customer who’s contract expired as of December 31, 2010 and was not renewed.

Net Cash Used in Investing Activities

For the three months ended March 31, 2011, cash used in investing activities was $0.56 million, comprised of capitalized costs for software development related to our ACS. Capitalization of software development began during the three months ended June 30, 2010.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2011, we funded operations through the proceeds from the following:

●	Net proceeds of $2.85 million from the subscription receivable from BRG as of December 31, 2010 (with net proceeds excluding $0.24 million in dispute with StreetCapital as noted above).

●	Net proceeds of $0.57 million from the Note and Warrant Purchase Agreements noted above. The proceeds do not include $6.25 million placed in escrow.

●	Proceeds of $0.14 million from the exercise of warrants to purchase 0.28 million shares of common stock.

In addition to these proceeds during the three months ended March 31, 2011, we used $0.25 million in proceeds to repay and close our outstanding line of credit and paid $0.05 million in make whole payments for the new convertible promissory notes. Through the Exchange agreement, the original due date of January 31, 2011 for $2.00 million in convertible promissory notes were exchanged for new notes with a new maturity date of until January 31, 2013. In addition, the principal amount was increased from $2.00 million to $2.40 million and conversion price was reduced from $0.80 to a maximum of $0.59 per share. Conversions of the new convertible promissory notes at any price less than $0.59 per share are subject to make whole payments. As of March 31, 2011, we had unpaid make whole amounts due to the note holders of $0.44 million that were subsequently added back to principal as of April 29, 2011

During the three months ended March 31, 2010, cash provided by financing activities resulted from the following:

●
An aggregate of $1.39 million in net cash proceeds from the sale of 3.47 million shares of our common stock at a price of $0.40 per share and warrants to purchase 3.47 million shares of common stock exercisable at $0.50 per share that expired after one year as part of a private placement.

●
An aggregate of $1.38 million in net cash proceeds from the sale of 1.50 million shares of common stock (including proceeds allocated to derivative liabilities) at a price of $1.00 per share to Fletcher.

●	An aggregate of $0.25 million in proceeds from the exercise of warrants to purchase 0.25 million shares of preferred stock.

●	An aggregate of $0.04 million in proceeds from the exercise of 0.08 million shares of common stock.

●	Less an aggregate of $0.02 million in principal payments on long-term debt.

For so long as any portion of the Fletcher and BRG Initial Warrants remain outstanding, we are obligated to pay Fletcher and BRG Quarterly Payments based on the number of shares outstanding and unexercised under the Fletcher and BRG Initial Warrants. The aggregate payments to Fletcher and BRG is $0.25 million per quarter beginning March 31, 2011. We have the option to pay the Quarterly Payment in shares of our common stock or cash.

Critical Accounting Policies

For the three months ended March 31, 2011, there have been no material changes in the Company’s critical accounting policies as described in the Company’s Annual Report for the year ended December 31, 2010 filed on Form 10-K with the SEC on March 31, 2011.

Recently Issued Accounting Pronouncements

For the three months ended March 31, 2011, the  Company has not been required to nor adopted any recently issued accounting pronouncements other than those described in the Company’s Annual Report for the year ended December 31, 2010 filed on Form 10-K with the SEC on March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as changes affecting the price of our common stock and interest rates. Our major market risk exposure is in the fair value of our derivative liabilities for which the price of our common stock is the most significant variable. Historically, the price of our common stock has been volatile and unpredictable. We expect pricing volatility to continue.  Our derivative liabilities are primarily comprised of down-round provisions on shares issued pursuant to certain investment agreements, warrants and associated down-round provisions and quarterly payment provisions on certain warrants. An increase in our stock price, especially prices over $0.59 per share, increases the intrinsic and fair value of the warrants but results in a lower probability and fair value of the down-round and quarterly payment provisions.  Conversely, a decrease in our stock price has the opposite result. Because changes in our stock price have opposite effects on the different components of derivative liabilities, it is not practical to estimate the impact of changes in our stock price. The changes in fair value are also non-cash events and have no effect on cash flow.

Our debt is also recorded at fair value with interest expense being a component of the change in fair value of financial instruments. Changes in interest rates will affect the fair value, but since interest is based on a fixed rate or part of original issue discount (OID), changes in market interest rates have no effect on cash flow.

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

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  However, during this evaluation the Company identified concerns of a possible control deficiency identified as limited resources and limited number of employees offering support, namely an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, migrating processes, or acquisition of subsidiaries. There have been no changes during the quarter ended March 31, 2011 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to note 7 of the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors.

There have been no material changes from the Risk Factors the Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Promissory Note Exchange Agreement

 On February 7, 2011, we entered into the Exchange Agreement with Gemini Master Fund, Ltd., and Manchester Securities Corp. (each a “Holder”) pursuant to which, in exchange for the surrender and cancellation of outstanding convertible promissory notes in aggregate carrying amount of $2.00 million, we issued to each Holder a convertible Exchange Note in the aggregate original principal amount of $1.20 million, non-interest bearing unless there is an event of default thereunder, with a maturity of January 31, 2013, and a warrant to purchase 3.33 million shares of common stock, with a net, or so-called “cashless,” exercise provision, at an exercise price provided in the Exchange Agreement.  The Holders had acquired the outstanding convertible promissory notes from Robert T. Healey and William J. Healey.  From February 10, 2011 to March 29, 2011, we issued 1.27 million shares of common stock in connection with the conversion of $0.75 million in convertible promissory notes principal. Of the total $0.75 million converted, we also paid in cash make whole payments of $0.05 million and accrued an additional $0.44 million in make whole payments due as of March 31, 2011. From April 1, 2011 to May 18, 2011, we issued 2.61 million shares of common stock in connection with the conversion of $1.35 million in convertible promissory notes principal. Of the total $1.35 million converted subsequent to March 31, 2011, $0.44 million was added back to principal for make whole payments due to the Holders.

See note 5 to the accompanying condensed consolidated financial statements for further discussion of the convertible promissory notes. The sale and issued of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933. These securities have not been registered under the Securities Act of 1933, as amended , and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Senior Secured Promissory Note and Warrant Purchase Agreements

On March 3, 2011, we entered into Note Purchase Agreements and Warrant Purchase Agreements with certain investors (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Purchasers purchased and we sold senior secured promissory notes in the aggregate initial principal face amount of $8.40 million, bearing a 5% coupon and with an initial maturity of March 3, 2016.  Pursuant to the Warrant Purchase Agreements, the Purchasers purchased and we sold to the Purchasers five year Series B Warrants initially covering an aggregate of 28.47 million shares of our common stock, subject to possible adjustment, and initially exercisable at $0.59 per share, subject to possible adjustment and possibly including a Make Whole payment.  Pursuant to the Note Purchase Agreements, we received net proceeds from the Purchasers of $0.46 million for the notes and an aggregate of $6.25 million was placed into escrow accounts. Pursuant to the Warrant Purchase Agreements, we received net proceeds from the Purchasers of $0.23 million from the sale of the warrants.

The debt agreements are designed as a pre-funded equity line of credit with exercises of Series B Warrants initially reducing the face amount of principal due on the debt. The escrow ensures that the Purchasers receive a minimum value of $0.59 per share for each Series B Warrant exercised through the Make Whole Amount. The Make Whole Amount on any exercise of Series B Warrants is the amount that the adjusted exercise price is less than $0.59 per share. The adjusted exercise price is the lowest of $0.59 or 80% of the weighted average price of our common stock on the trading day or preceding trading day that the price is being determined. We do not have possession or legal title to the funds held in escrow and as such, we have concluded that the escrow funds are not an asset of the Company. Also, we would not be obligated to repay more than $2.15 million out of available (non-escrowed) funds. For these reasons, we have recorded the associated debt net of the funds in escrow, or $2.15 million, not for the $8.40 million face amount of the note.

The Series B Warrants may be exercised, at the election of the holder, through the surrender of a principal amount due on the note equal to the aggregate exercise price of the warrants, by payment of cash, or under certain circumstances, through a “cashless exercise” for a net number of shares according to a formula set forth in the Warrant Purchase Agreements.

On April 29, 2011, we entered into a Consent Agreement with the Purchasers. Pursuant to the Consent Agreement, the Purchasers waived certain rights and covenants contained in the original March 3, 2011 agreements. The rights and covenants that were waived under the Consent Agreement include prohibition from incurring additional indebtedness. The Consent Agreement also included provisions under which a New Exchange Agreement dated April 29, 2011 related to convertible promissory notes described above would not constitute a default under the Note and Warrant Purchase Agreements, a breach thereof, any anti-dilution adjustments thereunder, or any other similar adverse result for the Company.

Also on April 29, 2011, we entered into Escrow Release Agreements with each of the Purchasers. Pursuant to the Escrow Release Agreements, $6.25 million was released from escrow to the Purchasers and the face amount of the Notes was reduced to $2.15 million.

See note 5 to the accompanying consolidated financial statements for further discussion of the Note and Warrant Purchase Agreements. The sale and issuance of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.  These securities (and the securities issued in the other private placements discussed herein) have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On March 4, 2011, we also issued 0.66 million shares to a consultant in connection entering into the Promissory Note and Warrant Purchase Agreements.

From January 24, 2011 to February 28, 2011, we issued 0.28 million shares of common stock in connection with the exercise of warrants issued in private placements.  On March 31, 2011, we issued 0.67 million shares to Fletcher and BRG for the March 31, 2011 Quarterly Payment. Of the total 0.67 million shares issued, 0.11 million were not registered. See note 10 to the accompanying consolidated financial statements for further discussion of the Fletcher and BRG Agreements. The sale and issuance of these securities were made in reliance upon Rule 506 and Section 4(2) of the Securities Act of 1933.  These securities (and the securities issued in the other private placements discussed herein) have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

10.2	Guaranty dated February 7, 2011 by Inventa Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011.)

10.3
Convertible Note due January 31, 2013 in initial principal face amount of $1.2 million, made by the Company in favor of Gemini Master Fund, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011.)

10.4
Convertible Note due January 31, 2013 in initial principal face amount of $1.2 million, made by the Company in favor of Manchester Securities Corp. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011.)

10.5
Warrant to purchase 3,333,333 shares of Company’s common stock dated February 7, 2011, issued to Gemini Master Fund, Ltd. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011.)

10.6
Note Purchase Agreement dated March 3, 2011 by and among ANTs software inc., the Purchasers listed therein, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.7
Senior secured promissory note in favor of JGB Capital LP in initial principal face amount of $1,050,000. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.8
Senior secured promissory note in favor of JGB Capital Offshore LP in initial principal face amount of $1,050,000. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.9
Senior secured promissory note in favor of SAM LLC in initial principal face amount of $2,100,000. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.10
Senior secured promissory note in favor of Manchester Securities Corp. in initial principal face amount of $4,200,000. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.11
Warrant Purchase Agreement dated March 3, 2011 by and among ANTs software inc., and the Purchasers listed on Exhibit A thereto. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.12
Series B Warrant issued to JGB Capital LP exercisable for 3,559,322 shares of registrant common stock. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.13
Series B Warrant issued to JGB Capital Offshore LP exercisable for 3,559,322 shares of registrant common stock. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.14
Series B Warrant issued to SAM LLC exercisable for 7,115,645 shares of registrant common stock. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

10.15
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

10.20	Guaranty dated March 3, 2011 granted by Inventa Technologies, Inc. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2011.)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTs software inc.

Date: May 26, 2011	By:	/s/ David A. Buckel
David A. Buckel, Chief Financial Officer (Principal Accounting Officer)